Form 10-Q
period 1996-04-19
CASA OLE RESTAURANTS INC
filed 1996-06-07
CIK 1009244

                                   FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended APRIL 19, 1996

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ______________

Commission file number:  0-28234

                           CASA OLE RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

                  TEXAS                                 76-0493269
     (State or other jurisdiction of       (IRS Employer Identification Number)
     incorporation or organization)

     1135 EDGEBROOK, HOUSTON, TEXAS                     77034-1899
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:  713/943-7574

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No
                                   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 4, 1996: 3,597,705 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

                          CASA OLE' RESTAURANTS, INC.

                            COMBINED BALANCE SHEETS


ASSETS                                                           12/29/95        4/19/96
                                                              -----------    -----------
                                                                             (Unaudited)
Current assets:
          Cash and cash equivalents                           $ 1,003,585    $ 1,414,565
          Royalties receivable                                    125,983         47,644
          Receivables from affiliates                              32,701         15,223
          Other receivables                                        33,554        164,449
          Notes receivable from related parties                    38,964         43,964
          Inventory                                               160,442        149,326
          Prepaid expenses and other current assets                84,337        206,948
                                                              -----------    -----------
                   Total current assets                         1,479,566      2,042,119
                                                              -----------    -----------

Property, plant and equipment                                   4,787,706      4,781,085
          Less accumulated depreciation                         3,408,945      3,460,500
                                                              -----------    -----------
                   Net property, plant and equipment            1,378,761      1,320,585
                                                              -----------    -----------

Other assets                                                            0         24,349
                                                              -----------    -----------
                                                              $ 2,858,327    $ 3,387,053
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Current installments of long-term debt              $   182,959    $   182,959
          Accounts payable                                        267,956        237,376
          Accrued sales and liquor taxes                          116,474         78,798
          Accrued payroll and taxes                               127,951        124,072
          Accrued expenses                                        166,261        260,989
                                                              -----------    -----------
                   Total current liabilities                      861,601        884,194
                                                              -----------    -----------

Long-term debt                                                     62,486         37,885
Stockholders' equity:
          Preferred stock, $.01 par value, 1,000,000 shares
               authorized                                            --             --
          Capital stock                                           141,660        141,660
          Additional paid-in capital                            2,069,922      2,069,922
          Retained earnings (deficit)                             (77,342)       453,392
          Treasury stock, at cost                                (200,000)      (200,000)
                                                              -----------    -----------
                   Total stockholders' equity                   1,934,240      2,464,974
                                                              -----------    -----------
                                                              $ 2,858,327    $ 3,387,053
                                                              ===========    ===========

                          CASA OLE' RESTAURANTS, INC.

                         COMBINED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                          16-Week Periods Ended
                                                          ---------------------
                                                         4/21/95        4/19/96
                                                       -----------    -----------
Revenues:
         Restaurant sales                              $ 5,145,146    $ 5,113,540
         Franchise fees                                    205,496        232,188
         Other                                              13,569         19,672
                                                       -----------    -----------
                                                         5,364,211      5,365,400
                                                       -----------    -----------

Costs and expenses:
         Cost of sales                                   1,281,905      1,282,986
         Restaurant operating expenses                   3,077,652      2,789,854
         General and administrative                        606,609        722,254
         Depreciation and amortization                      86,344         54,435
                                                       -----------    -----------
                                                         5,052,510      4,849,529
                                                       -----------    -----------

                Operating income                           311,701        515,871

Other income (expense):
         Interest                                          (14,085)       (13,828)
         Other, net                                         41,653        101,356
                                                       -----------    -----------
                                                            27,568         87,528

Income before income tax expense                           339,269        603,399
Income tax expense                                          22,743         72,665
                                                       -----------    -----------

                Net income                             $   316,526    $   530,734
                                                       ===========    ===========

Pro forma income statement data:
         Net income as reported                        $   316,526    $   530,734
         Pro forma adjustments:
                Compensation and related party
                  expense arrangements                     252,308        161,700
                Provision for income taxes                (196,140)      (210,422)
                                                       -----------    -----------
         Pro forma net income                          $   372,694    $   482,012
                                                       ===========    ===========

         Pro forma net income per share                $      0.13    $      0.17
                                                       ===========    ===========

         Pro forma weighted average number of shares     2,793,116      2,793,116
                                                       ===========    ===========

                          CASA OLE' RESTAURANTS, INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                16-Week Periods Ended
                                                             --------------------------
                                                                 4/21/95        4/19/96
                                                             -----------    -----------
Cash flows from operating activities:
       Net income                                            $   316,526    $   530,734
       Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                         86,344         54,435
            Loss on sale of fixed assets                             690         13,005
       Changes in assets and liabilities:
            Royalties receivable                                    --           78,339
            Receivable from affiliates                            10,052         17,478
            Other receivables                                    (32,975)      (130,895)
            Inventory                                             (5,312)        11,116
            Prepaids and other current assets                     15,584       (122,611)
            Accounts payable                                     (55,053)       (30,580)
            Accrued expenses and other liabilities               177,957         53,173
            Other assets                                         (28,903)       (24,349)
                                                             -----------    -----------
                 Total adjustments                               168,384        (80,889)
                                                             -----------    -----------
                 Net cash provided by operating activities       484,910        449,845
                                                             -----------    -----------

Cash flows from investing activities:
       Proceeds from issuance of notes receivable                (44,500)        (5,000)
       Purchase of property, plant and equipment                 (27,329)       (15,364)
       Proceeds from sale of property, plant
          and equipment                                             --            6,100
                                                             -----------    -----------
                 Net cash used in investing activities           (71,829)       (14,264)
                                                             -----------    -----------

Cash flows from financing activities:
       Payment of dividends                                     (275,000)          --
       Payments of notes payable                                (117,221)       (24,601)
                                                             -----------    -----------
                 Net cash used in financing activities          (392,221)       (24,601)
                                                             -----------    -----------

                 Increase in cash and cash equivalents            20,860        410,980
Cash and cash equivalents at beginning of period                 947,497      1,003,585
                                                             -----------    -----------
Cash and cash equivalents at end of period                   $   968,357    $ 1,414,565
                                                             ===========    ===========

Supplemental disclosure of cash flow information:
       Cash paid during the period:
            Interest                                         $    20,658    $    15,402
            Income taxes                                     $      --      $      --

                           CASA OLE RESTAURANTS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

                  In the opinion of Casa Ole Restaurants, Inc. (the "Company"), the accompanying combined financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the combined financial position as of April 19, 1996 and the combined statements of income and cash flows for the 16-week periods ended April 19, 1996 and April 21, 1995. The combined statement of income for the 16-week period ended April 19, 1996, is not necessarily indicative of the results to be expected for the full year.

2.       ACCOUNTING POLICIES

                  During the interim periods the Company follows the accounting policies set forth in its combined financial statements in its Prospectus dated April 25, 1996. Reference should be made to such financial statements for information on such accounting policies and further financial details.

3.       PRO FORMA DATA

                  The pro forma income statement data reflects adjustments to compensation and related party expense arrangements, and reflects an adjustment to the provision for income taxes to reflect a 37% effective tax rate, as if the Company had been taxed as a C corporation.

                  Pro forma weighted average shares represent the number of shares (2,732,705) issued pursuant to the contribution agreement for the predecessor companies (effective April 24, 1996) and 60,411 shares assumed to be issued to fund certain S corporation distributions.

4.       SUBSEQUENT EVENTS

                  The Company announced its initial public offering of 2,000,000 shares of Common Stock at a price of $11.00 per share on April 25, 1996. On May 1, 1996, the Company redeemed 1,135,000 shares of Common Stock for $10.00 per share from a principal of the Company.

                  S corporation distributions of approximately $1.2 million that relate to undistributed income through the date of the initial public offering will be made during the second quarter to shareholders of the predecessor corporations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Revenues. The Company's revenues for the first quarter of fiscal 1996 of $5.4 million were unchanged from the same quarter a year ago. Restaurant sales for the first quarter of 1996 remained at $5.1 million; however, sales at restaurants operating in both fiscal quarters were up 5.4% over last year's same quarter. This increase was principally the result of increased volume for the operating restaurants, although conforming changes in operating periods for predecessor companies also contributed to the increase. Exclusive of the effect of the conforming changes in the operating periods, comparable store sales were up 4.1% for the first quarter of 1996.

         During the first quarter of 1995, the Company operated two restaurants that did not conform to the Company's current operating model. One of those restaurants was closed during the first quarter of 1995 and the other restaurant was closed during the second quarter of 1995. During the first quarter of 1995 the two restaurants generated sales of approximately $294,000.

         Costs and Expenses. Cost of sales as a percentage of restaurant sales during the current quarter increased slightly to 25.1% from 24.9% in the same quarter last year. This increase was attributed to modest fluctuations in ingredient costs.

         Restaurant operating expenses decreased $288,000, or 9.4%, in the first quarter of 1996 as compared with the first quarter of 1995. As a percentage of restaurant sales, restaurant operating expenses decreased to 54.6% in the current quarter as compared to 59.8% in the same quarter last year. This decrease was attributed to two items. First, the restaurant operating expenses in the two stores that were closed during 1995 were significantly greater than those in ongoing restaurants. Second, the 1995 restaurant operating expenses included approximately $90,000 of related party salary expense that is not a component of the current quarter expenses. After giving effect to these two components, restaurant operating expenses as a percentage of restaurant sales would have been 55.5% for the first quarter of 1995.

         General and administrative expenses (G&A) increased $116,000, or 19.1%, in the current quarter as compared with the prior year's same quarter. As a percentage of total revenues, G&A increased to 13.5% in the first quarter of 1996 from 11.3% in the first quarter of 1995. Of the increase, $50,000 related to an allowance for past due royalties, and approximately $33,000 was due to the addition of three administrative employees subsequent to June 1995.

         Depreciation and amortization expense as a percentage of total revenues decreased from 1.6% in the first quarter of 1995 to 1.0% in the first quarter of 1996. This decrease was the result of using accelerated methods of depreciation on equipment in the early years of equipment life, combined with the relatively small amount of equipment additions made by the Company during the current quarter.

         Other Income (Expense). Net other income as a percentage of total revenues increased from 0.5% in the first quarter of 1995 to 1.6% in the first quarter of 1996. This increase was due to the refund of over paid rent at one of the restaurants. The overpayment of approximately $60,000 occurred over the past four years and was discovered and refunded during the first quarter of 1996.

         Income Tax Expense. Prior to the Company's initial public offering, substantially all of the predecessor corporations elected to be taxed as S corporations under the provisions of Subchapter S of the Internal Revenue Code. As a result of such election, federal income taxes on the net income of these corporations were payable personally by the shareholders. The provision for income taxes reflected in the financial statements is for state franchise taxes on all restaurants and for federal income taxes on the predecessor corporations that were taxable as C corporations. The effective tax rates on those corporations were less than the expected rates due to applicable graduated tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $450,000 for the first quarter of 1996 compared to $485,000 for the same period last year. This decrease is attributed to changes in certain components of working capital coupled with an increase in net income. The most significant change in the working capital components was the increase in prepaid assets for various expenditures related to the initial public offering.

         Capital expenditures were approximately $15,000 for the first quarter of 1996 compared to approximately $27,000 for the first quarter of 1995. Such expenditures were for replacement equipment in various restaurants.

         In late April 1996, the Company received the proceeds from its initial public offering of 2,000,000 shares of Common Stock. On May 1, the Company used $11.35 million of the proceeds to redeem 1,135,000 shares of Common Stock owned by Michael D. Domec. The remainder of the proceeds, net of offering expenses, will be used to finance the development of additional restaurants, remodel existing restaurants, install point of sale systems and fund general corporate expenses.

         The Company is under contract on a site in Copperas Cove, Texas, which is anticipated to be the first of three Company-operated openings during 1996. The Company also has a signed letter of intent on a location in Bellmead
(Waco), Texas. In addition to the construction of new restaurants, the Company will be remodeling several of its older locations and installing a point of sale system. Expenditures over the next 12 months for planned capital improvements are currently anticipated to approximate $4.5 million.

         Pursuant to the terms of the reorganization of the Company, distributions of approximately $1.2 million that relate to undistributed income through the date of the initial public offering will be made during the second quarter to shareholders of the predecessor S corporations. Cash flow from operations, combined with the proceeds from the initial public offering, will be sufficient to fund planned capital expenditures for the next 12 months, as well as the distributions to the shareholders of the predecessor S corporations.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS

  Exhibit
  Number:    Document Description
  -------    --------------------

     3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registrant's Form S-1 Registration Statement No. 333-1678 dated February 27, 1996).

     3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Registrant's Form S-1 Registration Statement No. 333-1678 dated February 27, 1996).

     27.1 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CASA OLE RESTAURANTS, INC.
Dated:  June 6, 1996
        ------------                                      By: /s/ Louis P. Neeb
                                                          ---------------------
                                                                  Louis P. Neeb
                                           Chairman and Chief Executive Officer
                                                  (Principal Executive Officer)

Dated:  June 6, 1996
        ------------                                      By: /s/Stacy M. Riffe
                                                          ---------------------
                                                                 Stacy M. Riffe
                                       Vice President, Chief Financial Officer,
                                                          Secretary & Treasurer
                                               (Principal Financial Officer and
                                                  Principal Accounting Officer)

                EXHIBIT  INDEX



     27.1      Financial Data Schedule