Form 10-Q
period 1996-07-12
CASA OLE RESTAURANTS INC
filed 1996-08-22
CIK 1009244

                                   FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(MARK ONE)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended JULY 12, 1996

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

                               Yes    X    No
                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 20, 1996: 3,597,705 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          CASA OLE' RESTAURANTS, INC.

                            COMBINED BALANCE SHEETS


ASSETS                                                         12/29/95                    7/12/96
                                                             --------------      -----------------
                                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                               $    1,003,585      $       9,137,845
     Royalties receivable                                           125,983                 75,769
     Receivables from affiliates                                     32,701                 11,443
     Other receivables                                               33,554                111,050
     Notes receivable from related parties                           38,964                 28,964
     Inventory                                                      160,442                149,750
     Prepaid expenses and other current assets                       84,337                284,629
                                                             --------------      -----------------
          Total current assets                                    1,479,566              9,799,450
                                                             --------------      -----------------

Property, plant and equipment                                     4,787,706              4,856,340
     Less accumulated depreciation                                3,408,945              3,365,742
                                                             --------------      -----------------
          Net property, plant and equipment                       1,378,761              1,490,598
                                                             --------------      -----------------

Other assets                                                        --                      20,929
                                                             --------------      -----------------
                                                             $    2,858,327      $      11,310,977
                                                             ==============      =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                  $      182,959      $         135,575
     Accounts payable                                               267,956                331,018
     Accrued income taxes                                           --                     347,382
     Accrued sales and liquor taxes                                 116,474                161,917
     Accrued payroll and taxes                                      127,951                144,055
     Accrued expenses                                               166,261                136,176
                                                             --------------      -----------------
          Total current liabilities                                 861,601              1,256,123
                                                             --------------      -----------------

Long-term debt                                                       62,486                 13,370
Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares
          authorized                                                --                    --
     Capital stock                                                  141,660                 47,327
     Additional paid-in capital                                   2,069,922             20,896,816
     Retained earnings (deficit)                                    (77,342)               447,341
     Treasury stock, at cost                                       (200,000)           (11,350,000)
                                                             --------------      -----------------
          Total stockholders' equity                              1,934,240             10,041,484
                                                             --------------      -----------------

                                                             $    2,858,327      $      11,310,977
                                                             ==============      =================

                          CASA OLE' RESTAURANTS, INC.

                         COMBINED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                 28-WEEK PERIODS ENDED                 12-WEEK PERIODS ENDED
                                                 7/14/95           7/12/96            7/14/95          7/12/96
                                            --------------    --------------      -------------    --------------
Revenues:
    Restaurant sales                        $    8,982,468    $    9,090,282      $   3,837,322    $    3,976,742
    Franchise fees                                 418,252           472,008            212,756           239,820
    Other                                           23,624            47,257             10,055            27,585
                                            --------------    --------------      -------------    --------------
                                                 9,424,344         9,609,547          4,060,133         4,244,147
                                            --------------    --------------      -------------    --------------
Costs and expenses:
    Cost of sales                                2,235,386         2,283,755            953,481         1,000,769
    Restaurant operating expenses                5,343,382         5,014,812          2,265,730         2,224,958
    General and administrative                   1,068,617         1,097,997            462,008           375,743
    Depreciation and amortization                  146,921            93,894             60,577            39,459
                                            --------------    --------------      -------------    --------------
                                                 8,794,306         8,490,458          3,741,796         3,640,929
                                            --------------    --------------      -------------    --------------
        Operating income                           630,038         1,119,089            318,337           603,218

Other income (expense)
    Interest                                       (25,070)           65,678            (10,985)           79,506
    Other, net                                      55,476           140,690             13,823            39,334
                                            --------------    --------------      -------------    --------------
                                                    30,406           206,368              2,838           118,840

Income before income tax expense                   660,444         1,325,457            321,175           722,058
Income tax expense                                  39,957           347,382             17,214           274,717
                                            --------------    --------------      -------------    --------------
        Net income                          $      620,487    $      978,075      $     303,961    $      447,341
                                            ==============    ==============      =============    ==============
Pro forma income statement data:
    Net income as reported                  $      620,487    $      978,075      $     303,961    $      447,341
    Pro forma adjustments:
        Compensation and related party
          expense arrangements                     441,539           161,700            189,231           --
        Provision for income taxes                (367,776)         (210,422)          (171,636)          --
                                            --------------    --------------      -------------    --------------
    Pro forma net income                    $      694,250    $      929,353      $     321,556    $      447,341
                                            ==============    ==============      =============    ==============

    Pro forma net income per share                   $0.25             $0.30              $0.12             $0.12
                                                     =====             =====              =====             =====
    Pro forma weighted average
       number of shares                          2,793,116         3,137,284          2,793,116         3,676,722
                                            ==============    ==============      =============    ==============


                          CASA OLE' RESTAURANTS, INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             28-WEEK PERIODS ENDED
                                                         7/14/95                7/12/96
                                                      ------------        ---------------
Cash flows from operating activities:
   Net income                                         $    620,487        $       978,075
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                      146,921                 93,894
        Loss on sale of fixed assets                           690                 28,003
   Changes in assets and liabilities:
      Royalties receivable                                --                       50,214
      Receivable from affiliates                            35,399                 21,258
      Other receivables                                   (102,646)               (77,496)
      Inventory                                             (5,438)                10,692
      Prepaids and other current assets                    (17,523)              (200,292)
      Accounts payable                                    (100,851)                63,062
      Accrued expenses and other liabilities                78,241                378,844
      Other assets                                         (29,143)               (20,929)
                                                      ------------        ---------------
         Total adjustments                                   5,650                347,250
                                                      ------------        ---------------
         Net cash provided by operating activities         626,137              1,325,325
                                                      ------------        ---------------
Cash flows from investing activities:
   Collection (issuance) of notes receivable               (70,000)                10,000
   Purchase of property, plant and equipment               (43,857)              (293,731)
   Proceeds from sale of property, plant
      and equipment                                          --                     6,100
                                                      ------------        ---------------
         Net cash used in investing activities            (113,857)              (277,631)
                                                      ------------        ---------------
Cash flows from financing activities:
   Payment of dividends and distributions                 (275,000)            (1,313,417)
   Proceeds from sale of common stock                                          19,792,586
   Purchase of treasury stock                                                 (11,350,000)
   Payments of notes payable                              (106,606)               (42,603)
                                                      ------------        ---------------
         Net cash provided by (used in)
           financing activities                           (381,606)             7,086,566
                                                      ------------        ---------------

         Increase in cash and cash equivalents             130,674              8,134,260
Cash and cash equivalents at beginning of period           947,497              1,003,585
                                                      ------------        ---------------
Cash and cash equivalents at end of period            $  1,078,171        $     9,137,845
                                                      ============        ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period:
      Interest                                        $     38,370        $        17,348
      Income taxes                                    $      --           $         --
   Non-cash transactions during the period:
      Equipment disposed for note payable             $      --           $        53,897


                           CASA OLE RESTAURANTS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

                 In the opinion of Casa Ole Restaurants, Inc. (the "Company"), the accompanying combined financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the combined financial position as of July 12, 1996, and the combined statements of income and cash flows for the 28-week and 12-week periods ended July 12, 1996 and July 14, 1995. The combined statements of income for the 28-week and 12-week periods ended July 12, 1996, are not necessarily indicative of the results to be expected for the full year.

2.       ACCOUNTING POLICIES

                 During the interim periods the Company follows the accounting policies set forth in its combined financial statements in its Prospectus dated April 25, 1996. Reference should be made to such financial statements for information on such accounting policies and further financial details.

3.       PRO FORMA DATA

                 The pro forma income statement data reflects adjustments to compensation and related party expense arrangements, and reflects an adjustment to the provision for income taxes to reflect a 37% effective tax rate, as if the Company had been taxed as a C corporation prior to the effective date of the Company's initial public offering.

                 Pro forma weighted average shares for the 28-week and 12-week periods ended July 14, 1995, and the 16- week period ended April 19, 1996, represent the number of shares (2,732,705) issued pursuant to the contribution agreement for the predecessor companies (effective April 24, 1996) and 60,411 shares assumed to be issued to fund certain S corporation distributions. Pro forma weighted average shares for the 12-week period ended July 12, 1996, represent the number of shares (2,732,705) issued pursuant to the contribution agreement for the predecessor companies, reduced by redeemed shares and increased by shares issued in the Company's initial public offering, along with common equivalent shares (stock options and warrants) determined using the treasury stock method.

                           CASA OLE RESTAURANTS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (CONTINUED)


4.       INITIAL PUBLIC OFFERING

                 The Company announced its initial public offering of 2,000,000 shares of Common Stock at a price of $11.00 per share on April 25, 1996. On May 1, 1996, the Company redeemed 1,135,000 shares of Common Stock for $10.00 per share from a principal of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Revenues. The Company's revenues for the second quarter of fiscal 1996 of $4.2 million were up 4.5% over revenues of $4.1 million for the same quarter a year ago. Restaurant sales for the second quarter of 1996 were up $139,000 over the same quarter a year ago, to $4.0 million. Sales at restaurants operating in both fiscal quarters ("same-stores") were up 6.7% over last year's same quarter. This increase was principally the result of increased volume for the operating restaurants.

         Revenues for the 28 weeks ended July 12, 1996, increased $185,000, or 2.0%, to $9.6 million from $9.4 for the same period a year ago. Of the increase, $108,000 was in restaurant sales. Same-store sales for the 28 weeks ended July 12, 1996 were up 5.2% over the same period last year.

         During the first and second quarters of 1995, the Company operated two restaurants that did not conform to the Company's current operating model. One of those restaurants was closed during the first quarter of 1995, and the other restaurant was closed at the end of the second quarter of 1995. During the first and second quarters of 1995, sales of approximately $294,000 and $110,000, respectively, were generated by these restaurants.

         Costs and Expenses. Cost of sales as a percentage of restaurant sales during the current quarter increased to 25.2% from 24.8% in the same quarter last year. This increase was attributed to modest fluctuations in ingredient costs.

         For the 28 weeks ended July 12, 1996, cost of sales as a percentage of restaurant sales was 25.1% compared to 24.9% during the same period last year.

         Restaurant operating expenses decreased $41,000, or 1.8%, in the second quarter of 1996, as compared with the second quarter of 1995. As a percentage of restaurant sales, restaurant operating expenses decreased to 55.9% in the current quarter, as compared to 59.0% in the same quarter last year. This decrease was attributed to two items. First, the restaurant operating expenses in the store that was closed at the end of the second quarter of 1995 were significantly greater than those in ongoing restaurants. Second, the 1995 restaurant operating expenses included approximately $68,000 of related party salary expense that is not a component of the current quarter expenses. After giving effect to these two components, restaurant operating expenses as a percentage of restaurant sales would have been 56.0% for the second quarter of 1995.

         For the 28-week period ended July 12, 1996, restaurant operating expenses decreased 6.1%, or $329,000, as compared with the same period last year. As a percentage of restaurant sales, restaurant operating expenses decreased to 55.2% from 59.5% in the same period last year. This decrease was attributed to the two items discussed above related to the current quarter. Giving effect to these, restaurant operating expenses as a percentage of restaurant sales would have been 55.7% for the 28-week period ended July 14, 1995.

         General and administrative expenses (G&A) decreased $86,000, or 18.7%, in the current quarter as compared with the prior year's same quarter. As a percentage of total revenues, G&A decreased to 8.9% in the second quarter of 1996, from 11.4% in the second quarter of 1995. This decrease is related primarily to two components. First, during the current quarter, a $50,000 royalty reserve was reversed when payment was received. Second, included in 1995 G&A was approximately $121,000 of related party expense that is not a component of the current quarter expenses. After giving effect to this, G&A as a percentage of total revenues would have been 8.4% for the quarter ended July 14, 1995. The decrease in G&A as a percentage of total revenues was partially offset by an increase in several G&A categories for expenses that relate to being publicly traded and to the Company's preparation for growth, including directors and officers liability insurance, directors' fees, legal expenses and travel.

         For the 28 weeks ended July 12, 1996, G&A increased $29,000, or 2.7%, over the same period a year ago. As a percentage of total revenues, G&A was 11.4%, up slightly from 11.3% for the same period last year. Removing the effect of various related party pro forma expenses that occurred prior to the initial public offering, G&A as a percentage of total revenues would have been 9.7% for the 28-week period ended July 12, 1996, as compared to 8.3% for the same period last year. This increase is attributed to the factors discussed above related to the current quarter.

         Depreciation and amortization expense as a percentage of total revenues decreased from 1.5% in the second quarter of 1995 to 0.9% in the second quarter of 1996. For the 28 weeks ended July 12, 1996, D&A as a percentage of total revenues was 1.0%, as compared to 1.6% for the same period last year. These decreases as a percentage of total revenues were the result of using accelerated methods of depreciation on equipment in the early years of equipment life, combined with the relatively small amount of equipment additions made by the Company during the current quarter and year-to-date. As the Company opens new restaurants, depreciation expense as a percentage of total revenues is expected to increase.

         Other Income (Expense). Net other income as a percentage of total revenues increased from 0.1% in the second quarter of 1995 to 2.8% in the second quarter of 1996. This increase was due to a $90,000 increase in net interest income related to the investment of the initial public offering proceeds and approximately $25,000 in other income related to various vendor rebates.

         For the 28-week period ended July 12, 1996, net other income as a percentage of total revenues was 2.1%, compared to 0.3% for the same period a year ago. This increase was due to the aforementioned items, along with a refund during the first quarter of 1996 of approximately $60,000 related to the overpayment of rent that occurred over the past four years.

         Income Tax Expense. Prior to the Company's initial public offering, substantially all of the predecessor corporations elected to be taxed as S corporations under the provisions of Subchapter S of the Internal Revenue Code. As a result of such election, federal income taxes on the net income of these corporations were payable personally by the shareholders. The provision for income taxes reflected in the financial statements prior to the effective date of the initial public offering is for state franchise taxes on all restaurants and for federal income taxes on the predecessor corporations that were taxable as C corporations. The effective tax rates on those corporations were less than the expected rates due to applicable graduated tax rates. The provision for income taxes reflected in the financial statements subsequent to the effective date of the initial public offering reflects an estimated 37% effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $1,325,000 for the 28 weeks ended July 12, 1996, compared to $626,000 for the same period last year. This increase is attributed to an increase in net income combined with changes in certain components of working capital.

         Capital expenditures were approximately $294,000 for the first 28 weeks of 1996 compared to approximately $44,000 for the same period of 1995. During the current quarter the Company purchased real estate for its restaurant in Copperas Cove, Texas. Additionally, the Company upgraded its communication systems at the corporate office and replaced equipment in various restaurants.

         Pursuant to the terms of the reorganization of the Company, distributions of approximately $1.3 million that related to undistributed income through the date of the initial public offering were made during the second quarter to shareholders of all but one of the predecessor corporations. Due to pending issues, the distribution related to one of the predecessor companies has not been made. Management anticipates the distribution will be made during the third quarter.

         In late April 1996, the Company received the proceeds from its initial public offering of 2,000,000 shares of Common Stock at $11.00 per share. On May 1, the Company used $11.35 million of the proceeds to redeem 1,135,000 shares of Common Stock owned by Michael D. Domec. The remainder of the proceeds, net of offering expenses, will be used to finance the development or acquisition of additional restaurants, remodel existing restaurants, install point of sale systems and fund general corporate expenses.

         In July, the Company entered into a $10 million unsecured credit agreement with NationsBank of Texas, N.A. The facility is divided into a $4 million Revolving Line of Credit (the "Revolver) and a $6 million Advised Guidance Loan Commitment (the "Guidance Loan"). The Revolver is to be used for general corporate purposes, including the construction or acquisition of new restaurants, and can be drawn on, with interest only payments, through May 31, 1998, at which time the balance will be placed in a four-year term note. The Guidance Loan can be used at any time through May 31, 1998, to acquire certain operations of a specified franchisee. Any draws will be placed in a five-year term note from the date of funding. The interest rate on both components of the agreement is either the prime rate or LIBOR plus a stipulated percentage. The Company will incur a non-use fee of 0.25% on the unused portion of the Revolver from the date of the agreement. At the time of funding of the Guidance Loan, there will be a one time fee of 0.25%. Within the terms of the agreement, the Company must meet certain financial covenants. As of August 20, 1996, the Company had not made any draws on the Revolver or the Guidance Loan.

         Construction is currently under way on two new restaurant sites. The first, in Copperas Cove, Texas, has a targeted opening date of September 30. The second, which will be on a land lease in Bellmead (Waco), Texas, has an anticipated opening date in November. The Company also has real estate under contract in two other communities in Texas. Management has targeted December 1996 for one of the restaurant openings and early 1997 for the other opening. In addition to the construction of new restaurants, the Company will be remodeling several of its older locations and installing a point of sale system. Expenditures over the next 12 months for planned capital improvements are currently anticipated to approximate $5.7 million exclusive of any potential franchisee acquisitions. Cash flow from operations and the proceeds from the initial public offering, combined with the availability under the $10 million credit facility, are anticipated to be sufficient to fund these planned capital expenditures.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS


           Exhibit
           Number:          Document Description
           -------          --------------------
           10.1             $10 Million Credit Agreement with NationsBank of Texas, N.A. dated July 10,
                            1996

           11.1             Statement re Computation of Net Income Per Share

           27.1             Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      CASA OLE RESTAURANTS, INC.
Dated:  August 20, 1996
        ---------------                                  By:  /s/ Louis P. Neeb
                                                         ----------------------
                                                                  Louis P. Neeb
                                           Chairman and Chief Executive Officer
                                                  (Principal Executive Officer)

Dated:  August 20, 1996
        ---------------
                                                        By:  /s/ Stacy M. Riffe
                                                        -----------------------
                                                                 Stacy M. Riffe
                                       Vice President, Chief Financial Officer,
                                                          Secretary & Treasurer
                                               (Principal Financial Officer and
                                                  Principal Accounting Officer)

                               INDEX TO EXHIBITS


                 Exhibit                   Document Description
                 -------                   --------------------
                 10.1                      $10 Million Credit Agreement with NationsBank of Texas, N.A. dated July 10,
                                           1996

                 11.1                      Statement re Computation of Net Income Per Share

                 27.1                      Financial Data Schedule