Form 10-Q
period 1996-10-04
CASA OLE RESTAURANTS INC
filed 1996-11-14
CIK 1009244

                                 UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (MARK ONE)

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended OCTOBER 4, 1996

                                       OR

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________


                        Commission file number:  0-28234

                           CASA OLE' RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

              TEXAS                                          76-0493269
   (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                       Identification Number)

   1135 EDGEBROOK, HOUSTON, TEXAS                             77034-1899
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

Number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 1996: 3,597,705 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

                          CASA OLE' RESTAURANTS, INC.

                            COMBINED BALANCE SHEETS


ASSETS                                                            12/29/95         10/4/96
------                                                        ------------    ------------
                                                                               (Unaudited)
Current assets:
          Cash and cash equivalents                           $  1,003,585    $  8,231,594
          Royalties receivable                                     125,983          99,780
          Receivables from affiliates                               32,701            --
          Other receivables                                         33,554         133,461
          Notes receivable from related parties                     38,964          28,964
          Inventory                                                160,442         165,288
          Prepaid expenses and other current assets                 84,337         291,979
                                                              ------------    ------------
                   Total current assets                          1,479,566       8,951,066
                                                              ------------    ------------

Property, plant and equipment                                    4,787,706       5,887,216
          Less accumulated depreciation                          3,408,945       3,405,233
                                                              ------------    ------------
                   Net property, plant and equipment             1,378,761       2,481,983
                                                              ------------    ------------

Other assets                                                          --            20,929
                                                              ============    ============
                                                              $  2,858,327    $ 11,453,978
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
          Current installments of long-term debt              $    182,959    $     42,824
          Accounts payable                                         267,956         424,509
          Accrued income taxes                                        --           126,541
          Accrued sales and liquor taxes                           116,474         130,201
          Accrued payroll and taxes                                127,951         204,571
          Accrued expenses                                         166,261         232,674
                                                              ------------    ------------
                   Total current liabilities                       861,601       1,161,320
                                                              ------------    ------------

Long-term debt                                                      62,486           2,629
Stockholders' equity:
          Preferred stock, $.01 par value, 1,000,000 shares
               authorized                                             --              --
          Capital stock                                            141,660          47,327
          Additional paid-in capital                             2,069,922      20,700,302
          Retained earnings (deficit)                              (77,342)        892,400
          Treasury stock, at cost                                 (200,000)    (11,350,000)
                                                              ------------    ------------
                   Total stockholders' equity                    1,934,240      10,290,029
                                                              ------------    ------------

                                                              $  2,858,327    $ 11,453,978
                                                              ============    ============

                          CASA OLE' RESTAURANTS, INC.

                         COMBINED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                     40-WEEK PERIODS ENDED           12-WEEK PERIODS ENDED
                                                    10/6/95         10/4/96         10/6/95         10/4/96
                                                 ------------    ------------    ------------    ------------
Revenues:
         Restaurant sales                        $ 12,780,576    $ 13,122,072    $  3,798,108    $  4,031,790
         Franchise fees                               686,686         741,656         268,434         269,648
         Other                                         41,158          49,658          17,534           2,401
                                                 ------------    ------------    ------------    ------------
                                                   13,508,420      13,913,386       4,084,076       4,303,839
                                                 ------------    ------------    ------------    ------------

Costs and expenses:
         Cost of sales                              3,214,175       3,296,137         978,789       1,012,382
         Restaurant operating expenses              7,537,789       7,230,063       2,194,407       2,215,251
         General and administrative                 1,480,796       1,581,590         412,179         483,593
         Depreciation and amortization                202,720         133,353          55,799          39,459
                                                 ------------    ------------    ------------    ------------
                                                   12,435,480      12,241,143       3,641,174       3,750,685
                                                 ------------    ------------    ------------    ------------

                Operating income                    1,072,940       1,672,243         442,902         553,154

Other income (expense):
         Interest                                     (31,947)        174,742          (6,877)        109,064
         Other, net                                    57,991         172,889           2,515          32,199
                                                 ------------    ------------    ------------    ------------
                                                       26,044         347,631          (4,362)        141,263

Income before income tax expense                    1,098,984       2,019,874         438,540         694,417
Income tax expense                                     57,273         596,742          17,316         249,360
                                                 ------------    ------------    ------------    ------------

                Net income                       $  1,041,711    $  1,423,132    $    421,224    $    445,057
                                                 ============    ============    ============    ============

Pro forma income statement data:
         Net income as reported                  $  1,041,711    $  1,423,132    $    421,224    $    445,057
         Pro forma adjustments:
                Compensation and related party
                  expense arrangements                630,770         161,700         189,231            --
                Provision for income taxes           (582,736)       (210,422)       (214,960)           --
                                                 ============    ============    ============    ============
         Pro forma net income                    $  1,089,745    $  1,374,410    $    395,495    $    445,057
                                                 ============    ============    ============    ============

         Pro forma net income per share          $       0.39    $       0.42    $       0.14    $       0.12
                                                 ============    ============    ============    ============

         Pro forma weighted average
            number of shares                        2,793,116       3,303,874       2,793,116       3,713,280
                                                 ============    ============    ============    ============

                           CASA OLE' RESTAURANTS, INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    4-WEEK PERIODS ENDED
                                                                ----------------------------
                                                                October 6,       October 4,
                                                                   1995             1996
                                                                ----------      ------------
Cash flows from operating activities:
  Net income                                                    $1,041,711      $  1,423,132
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                              202,720           133,353
        (Gain) loss on sale of fixed assets                         (1,948)           28,035
  Changes in assets and liabilities:
        Royalties receivable                                           --             26,203
        Receivable from affiliates                                 (92,292)           32,701
        Other receivables                                         (145,377)          (99,907)
        Inventory                                                    2,612            (4,846)
        Prepaids and other current assets                          (30,304)         (207,642)
        Accounts payable                                          (138,148)          156,553
        Accrued expenses and other liabilities                     117,670            91,379
        Other assets                                               (22,904)          (20,929)
                                                                ----------      ------------
                Total adjustments                                 (107,971)          134,900
                                                                ----------      ------------
                Net cash provided by operating activities          933,740         1,558,032
                                                                ----------      ------------

Cash flows from investing activities:
  Collection (issuance) of notes receivable                       (103,965)           10,000
  Purchase of property, plant and equipment                        (78,111)       (1,324,607)
  Proceeds from sale of property, plant
    and equipment                                                    5,000             6,100
                                                                ----------      ------------
                Net cash used in investing activities             (177,076)       (1,308,507)
                                                                ----------      ------------

Cash flows from financing activities:
  Payment of dividends and distributions                          (655,000)       (1,313,417)
  Proceeds from sale of common stock                                   --         19,787,996
  Purchase of treasury stock                                           --        (11,350,000)
  Payments of notes payable                                       (112,193)         (146,095)
                                                                ----------      ------------
                Net cash provided by (used in)
                  financing activities                            (767,193)        6,978,484
                                                                ----------      ------------

                Increase in cash and cash equivalents              (10,529)        7,228,009
Cash and cash equivalents at beginning of period                   947,497         1,003,585
                                                                ----------      ------------
Cash and cash equivalents at end of period                      $  936,968      $  8,231,594
                                                                ==========      ============

Supplemental disclosure of cash flow information:
  Cash paid during the period:
        Interest                                                $   43,032      $     18,532
        Income taxes                                            $      --       $    390,000
  Non-cash transactions during the period:
        Equipment disposal for note payable balance             $      --       $     53,897
        Accrual of distributions                                $      --       $    191,922

                           CASA OLE' RESTAURANTS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

              In the opinion of Casa Ole Restaurants, Inc. (the "Company"), the accompanying combined financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the combined financial position as of October 4, 1996, and the combined statements of income and cash flows for the 40-week and 12-week periods ended October 4, 1996 and October 6, 1995. The combined statements of income for the 40-week and 12-week periods ended October 4, 1996, are not necessarily indicative of the results to be expected for the full year.

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

              Pro forma weighted average shares for the 40-week and 12-week periods ended October 6, 1995, and the 16-week period ended April 19, 1996, represent the number of shares (2,732,705) issued pursuant to the contribution agreement for the predecessor companies (effective April 24, 1996) and 60,411 shares assumed to be issued to fund certain S corporation distributions. Pro forma weighted average shares for the 24-week and 12-week periods ended October 4, 1996, represent the number of shares (2,732,705) issued pursuant to the contribution agreement for the predecessor companies, reduced by redeemed shares and increased by shares issued in the Company's initial public offering, along with common equivalent shares (stock options and warrants) determined using the treasury stock method.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       This Form 10-Q contains forward-looking statements written in the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: accelerating growth strategy; dependence on executive officers, substantially all of whom recently joined the Company; geographic concentration increases susceptibility to adverse conditions in the region; changes in consumer tastes and eating habits; national, regional or local economic and real estate conditions; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; inflation; increased food, labor and benefit costs; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company. The use of words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's Prospectus dated April 25, 1996, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

       Revenues. The Company's revenues for the third quarter of fiscal 1996 of $4.3 million were up 5.4% over revenues of $4.1 million for the same quarter a year ago. Restaurant sales for the third quarter of 1996 were up $234,000 over the same quarter a year ago, to $4.0 million. Sales at restaurants operating in both fiscal quarters ("same-stores") were up 7.0% over last year's same quarter. This increase was principally the result of increased volume for the operating restaurants, along with a slight menu price increase that was rolled out during the latter half of the third quarter.

       Revenues for the 40 weeks ended October 4, 1996, increased $405,000, or 3.0%, to $13.9 million from $13.5 for the same period a year ago. Of the increase, $341,000 was in restaurant sales. Same-store sales for the 40 weeks ended October 4, 1996, were up 5.8% over the same period last year. Prior year revenues included the operations of two restaurants that did not conform to the Company's current operating model. One of those restaurants was closed during the first quarter of 1995, and the other restaurant was closed near the end of the second quarter of 1995. Sales of approximately $432,000 were generated by these restaurants during fiscal 1995.

       Costs and Expenses. Cost of sales as a percentage of restaurant sales during the current quarter decreased to 25.1% from 25.8% in the same quarter last year. Cost of sales was unusually high in three of the Company's units in the prior year quarter. Controls were reviewed and costs in these units were
brought back in line during the fourth quarter of fiscal 1995.   The current
quarter cost of sales as a percentage of restaurant sales is comparable to the first two quarters of fiscal 1996.

       For the 40 weeks ended October 4, 1996, cost of sales as a percentage of restaurant sales remained 25.1%, as compared to the same period last year.

       Restaurant operating expenses increased $21,000, or 0.9%, in the third quarter of 1996, as compared with the third quarter of 1995. As a percentage of restaurant sales, restaurant operating expenses decreased to 54.9% in the current quarter, as compared to 57.8% in the same quarter last year. Restaurant operating expenses in the third quarter of 1995 included approximately $68,000 of related party salary expense that is not a component of the current quarter expenses, along with $38,000 of final operating expenses on the closed unit. After giving effect to these, restaurant operating expenses as a percentage of restaurant sales would have been 55.4% for the third quarter of 1995. The decline in the current quarter from 55.4% to 54.9 % is substantially due to the nature of fixed costs, primarily manager salaries, relative to increased sales.

       For the 40-week period ended October 4, 1996, restaurant operating expenses decreased 4.1%, or $308,000, from the same period last year. As a percentage of restaurant sales, restaurant operating expenses decreased to 55.1% from 59.0% in the same period last year. Adjusting the prior year expenses for the impact of related party salary expense as well as significantly higher operating expenses associated with the two stores that were closed during fiscal 1995, restaurant operating expenses as a percentage of restaurant sales would have been 55.5% for the 40-week period ended October 6, 1995.

       General and administrative expenses (G&A) increased $71,000, or 17.3%, in the current quarter as compared with the prior year's same quarter. As a percentage of total revenues, G&A increased to 11.2% in the third quarter of 1996, from 10.1% in the third quarter of 1995. The prior year G&A included approximately $121,000 of related party expense that is not a component of the current quarter expenses. Giving effect to this, G&A as a percentage of total revenues would have been 7.1% for the quarter ended October 6, 1995. The increase from 7.1% to 11.2% is due primarily to expenses related to being publicly traded and expenses incurred as the Company prepares for growth, including directors and officers liability insurance, directors' fees, legal expenses and travel. Additionally, during the current quarter a $60,000 bonus accrual for store-level management employees was implemented in anticipation of year-end payment. During the prior year the Company did not have a store-level bonus program.

       For the 40 weeks ended October 4, 1996, G&A increased $101,000, or 6.8%, over the same period a year ago. As a percentage of total revenues, G&A was 11.4%, up from 11.0% for the same period last year. Removing the effect of various related party pro forma expenses that occurred prior to the initial public offering, G&A as a percentage of total revenues would have been 10.2% for the 40-week period ended October 4, 1996, as compared to 7.1% for the same period last year. This increase is explained by the same factors discussed above for the current quarter.

       Depreciation and amortization expense (D&A) as a percentage of total revenues decreased from 1.4% in the third quarter of 1995 to 0.9% in the third quarter of 1996. For the 40 weeks ended October 4, 1996, D&A as a percentage of total revenues was 1.0%, as compared to 1.5% for the same period last year. These decreases as a percentage of total revenues were the result of using accelerated methods of depreciation on equipment in the early years of equipment life, combined with the relatively small amount of equipment additions made by the Company during the current quarter and year-to-date. As the Company opens new restaurants, depreciation expense as a percentage of total revenues is expected to increase.

       Other Income (Expense). Net other income as a percentage of total revenues increased from a loss of 0.1% in the third quarter of 1995 to income of 3.3% in the third quarter of 1996. This increase was due to a $116,000 increase in net interest income related to the investment of the initial public offering proceeds and approximately $30,000 in other income related to various vendor rebates.

       For the 40-week period ended October 4, 1996, net other income as a percentage of total revenues was 2.5%, compared to 0.2% for the same period a year ago. This increase was due to the aforementioned items, along with a refund during the first quarter of 1996 of approximately $60,000 related to the overpayment of rent that occurred over the past four years.

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

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities was $1,558,000 for the 40 weeks ended October 4, 1996, compared to $934,000 for the same period last year. This increase is attributed to an increase in net income combined with changes in certain components of working capital. Although it is common in the restaurant industry to operate with a working capital deficit, the Company is operating with positive working capital due to its cash and cash equivalents remaining from the initial public offering.

       During the first 40 weeks of 1996, capital expenditures were approximately $1,325,000 as compared to approximately $80,000 for the same period of 1995. During the current quarter the Company purchased real estate for its restaurant sites in Lubbock and Plainview, Texas, constructed its prototype restaurant on land it purchased last quarter in Copperas Cove, Texas, and replaced necessary equipment in various units.

       Pursuant to the terms of the reorganization of the Company, distributions of approximately $1.3 million that related to undistributed income through the date of the initial public offering were made during the second quarter to shareholders of all but one of the predecessor corporations. The remaining distribution of $192,000 was calculated and accrued during the third quarter. Payment of this final distribution occurred early in the fourth quarter.

       In late April 1996, the Company received the proceeds from its initial public offering of 2,000,000 shares of Common Stock at $11.00 per share. On May 1, the Company used $11.35 million of the proceeds to redeem 1,135,000 shares of Common Stock owned by Michael D. Domec. The remainder of the proceeds, net of offering expenses, are being and will continue to be used to finance the development or acquisition of additional restaurants, remodel existing restaurants, install point of sale systems and fund general corporate expenses.

       Capital expenditures over the next 12 months are anticipated to approximate $7.2 million, exclusive of any potential franchisee acquisitions. Over the next 12 months the Company anticipates opening eight units through a combination of Company-owned and market partner arrangements. At the end of the current quarter, the real estate for three of the eight sites had been purchased and another of the sites was under a ground lease. In addition to expenditures related to the construction of these eight units, the Company anticipates that it will secure real estate for two units that are anticipated to open during the last quarter of fiscal 1997. Along with new unit expansion, the Company will continue its remodel and point-of-sale upgrade program.

       At the end of the third quarter, construction was under way on the location in Copperas Cove, Texas. That unit opened on October 28.
Construction is also in process on a land lease in Bellmead (Waco), Texas, which is anticipated to open during the first half of December. The Company is in the permitting phase on real estate in both Lubbock and Plainview, Texas. These two locations are anticipated to open during the first half of fiscal 1997. On October 14, 1996, the Company acquired the assets and assumed the operations of its franchised restaurant in Corpus Christi.

       Cash flow from operations and the remaining proceeds from the initial public offering, combined with the availability under the $10 million credit facility, are anticipated to be sufficient to fund these planned capital expenditures. The Company has an option, subject to negotiation of a definitive acquisition agreement, to acquire two units from one of its franchisees. The option expires on September 30, 1997. Projected capital expenditures over the next 12 months do not include any amounts related to the potential exercise of such option.

                          PART II - OTHER INFORMATION



ITEM 6.              EXHIBITS

              Exhibit
              Number:       Document Description
              -------       --------------------
              11.1          Statement re Computation of Net Income Per Share

              27.1          Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CASA OLE' RESTAURANTS, INC.


Dated:  November 14, 1996               By:  /s/ Louis P. Neeb
                                           -------------------------------------
                                           Louis P. Neeb
                                           Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Dated:  November 14, 1996               By:  /s/ Stacy M. Riffe
                                           -------------------------------------
                                           Stacy M. Riffe
                                           Vice President, Chief Financial
                                           Officer, Secretary & Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                               INDEX TO EXHIBITS

              Exhibit
              Number:       Document Description
              -------       --------------------
              11.1          Statement re Computation of Net Income Per Share

              27.1          Financial Data Schedule