Form 10-K405
period 1996-12-27
CASA OLE RESTAURANTS INC
filed 1997-03-24
CIK 1009244

================================================================================

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X         No
                                               -------         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on March 4, 1997 was $23,775,673. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. Number of shares outstanding of each of the issuer's classes of common stock, as of March 4, 1997: 3,597,705 shares of common stock, par value $.01.


                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held May 28, 1997, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

================================================================================

                                     PART 1

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K under "Item 1.  Business", "Item
3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Casa Ole Restaurants, Inc. (the "Company"), its area developers, market partners, franchisees and Casa Ole restaurants to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; area developers' adherence to development schedules; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; consumer trial and frequency; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with government regulations; regional weather conditions; construction schedules; and other factors referenced in the Form 10-K. The use in this Form 10-K of such words as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees and its area developers, market partners and franchisees and the manner in which they operate and develop stores.


ITEM 1.     BUSINESS

GENERAL

         Casa Ole Restaurants, Inc. (the "Company") was incorporated under the laws of the state of Texas in February 1996, and had its initial public offering in April 1996. The Company operates as a holding company for 13 corporations and conducts substantially all of its operations through its subsidiaries. Immediately prior to the initial public offering and pursuant to a Master Contribution Agreement, the shareholders of the prior corporations exchanged their shares in such corporations for shares in the Company, and these corporations became wholly-owned subsidiaries of the Company. All references to the Company include the Company and its subsidiaries, unless otherwise stated.

         The Company operates and franchises Mexican-theme neighborhood family dining restaurants featuring certain elements associated with the casual dining experience, under the name Casa Ole. The first Casa Ole restaurant was opened in Pasadena, Texas in 1973, and today the Company operates 17 restaurants and franchises 29 restaurants in various communities across Texas, Louisiana and Indiana. Casa Ole restaurants are designed to appeal to a broad range of middle-income family customers, and are located primarily in small and medium-sized communities and middle-income areas of larger markets. The restaurants offer fresh, quality food, affordable prices, friendly service and comfortable surroundings. Casa Ole's menu features a variety of traditional Mexican and Tex-Mex selections, complemented by the Company's own original Mexican-based recipes designed to have broad appeal. The Company believes that the established success of the Casa Ole concept in existing markets, its focus on middle-income family customers and the skills of its management team provide significant opportunities to realize the value inherent in the Casa Ole concept, increase revenues in existing markets and penetrate new markets.

STRATEGY AND CONCEPT

         Casa Ole's objective is to be considered the value leader of the Mexican segment of the full-service neighborhood family dining marketplace. To accomplish this objective, the Company has developed strategies designed to achieve and maintain high levels of customer loyalty, frequent patronage and profitability. The key strategic elements of the Casa Ole concept are:

         o Offering consistent, high-quality, freshly prepared products created in each restaurant from original recipes;

         o Pricing menu offerings at levels comparable to upper-end quick-service restaurants and below many family and casual-dining restaurant concepts;

         o Selecting, training and motivating its employees to enhance customer dining experiences and the friendly casual atmosphere of Casa Ole restaurants;

         o Providing customers with the friendly, attentive service typically associated with the casual-dining experience; and

         o Reinforcing the perceived value of the dining experience with an understated but comfortable and inviting
                 Mexican/Southwestern decor.

         MENU. Casa Ole restaurants offer high-quality products with a distinctive, yet mild taste profile with mainstream appeal. Fresh ingredients are a critical recipe component, and the majority of menu items are prepared daily in the kitchen of each restaurant from original Casa Ole recipes. Menu offerings and sauces are prepared by Company chefs who are trained to consistently prepare the Casa Ole recipes.

         The menu features a wide variety of entrees including enchiladas, combination platters, burritos, fajitas and other house specialties. The menu also includes soup, salads, appetizers and desserts. From time to time the Company also introduces new dishes designed to keep the menu fresh. While Casa Ole restaurants generally offer alcoholic beverages, in keeping with Casa Ole's family orientation, the Company's concept does not feature a traditional customer bar area. Alcoholic beverages are served as a complement to meals and represent approximately 3% of average Company-owned restaurant revenues. At Company-owned Casa Ole restaurants the dinner menu entrees presently range in price from $3.99 to $7.99, with most items priced between $4.99 and $5.99. Lunch prices at Company-owned restaurants presently range from $3.85 to $4.95.

         ATMOSPHERE AND LAYOUT. Casa Ole emphasizes an attractive interior and exterior design for its restaurants. The typical Casa Ole restaurant appears modestly Mexican/Southwestern and inviting on the exterior. The interior decor is Mexican/Southwestern in appearance, but understated to reinforce the perceived value of the dining experience. Stucco, tile floors, plants and a variety of paint colors are integral features of each restaurant's decor.
These decor features are incorporated in a floor plan designed to provide a comfortable atmosphere. While each Casa Ole restaurant has a similar internal and external appearance, the restaurant's design is sufficiently flexible to accommodate a variety of available sites and development opportunities, such as malls, end-caps of strip shopping centers and free standing buildings, including conversions. The physical facility is also designed to serve a high volume of customers in a relatively limited period of time. The Company's restaurants typically range in size from approximately 4,000 to 4,800 square feet, with an average of approximately 4,500 square feet and a seating capacity of approximately 180.

EXPANSION STRATEGY

         The Company believes that the Casa Ole concept's unit economics, combined with the concept's value orientation and focus on middle-income family customers, provide significant opportunities for expansion. The Company's strategy to capitalize on these expansion opportunities is comprised of three key elements:

         INCREASED PENETRATION OF EXISTING MARKETS. Increasing the number of restaurants in existing Designated Market Areas ("DMAs") is a key component of the Company's expansion strategy. The DMA concept is a mapping tool developed by the A.C. Nielsen Co. that measures the size of a particular market by reference to communities included within a common television market. The Company's objective in increasing the density of Company-owned restaurants within existing markets is to improve operating efficiencies in such markets through improved overhead absorption. In addition, the Company believes that increasing the density of restaurants in both Company-owned and franchised markets will assist it in achieving effective media penetration while maintaining or reducing advertising costs as a percentage of revenues in the relevant markets. During fiscal 1996, the Company opened two new restaurants, both of which were in an existing DMA (Waco/Temple/Bryan). The Company also acquired a franchised store in Corpus Christi, which gave the Company direct control in a market in which it hopes to add two to three additional restaurants. Additionally, the Company has purchased real estate for two proposed restaurants in the Lubbock DMA, a market in which the Company currently operates one restaurant. The opening of these two restaurants, anticipated in the first and second quarters of 1997, along with the existing Lubbock restaurant, will make that market television efficient. Lastly, the Company has secured real estate for an anticipated second quarter store opening in Bryan, Texas, which will comprise the sixth store in that market.

         EXPANSION INTO SELECTED NEW MARKETS. In targeting markets for expansion, the Company has focused and intends to continue to focus on smaller and medium-sized markets within and outside Texas. As a result of their relatively small size, these markets are frequently underserved by restaurant chains, and the Company believes that they offer opportunities for significant growth. In addition, the Company believes that the ability to achieve cost-effective media penetration with relatively few restaurants, the value orientation of the Case Ole concept and the nature of the Company's customer base enhance the attractiveness of these markets. Areas identified by the Company as a "market" generally coincide with the DMAs established for those areas.

         DEVELOPMENT OF FRANCHISED, MARKET PARTNER AND COMPANY-OWNED RESTAURANTS. In implementing its expansion strategy, the Company intends to focus on adding a combination of franchised, market partner and Company-owned restaurants. (See "Item 1. Business--Market Partner Program.") The number of such restaurants developed in any period will vary. The Company believes that a mix of franchised, market partner and Company-owned restaurants will enable it to realize accelerated expansion opportunities, while maintaining majority or sole ownership of a significant number of restaurants. Generally the Company does not anticipate opening franchised, market partner and Company-owned restaurants within the same market. In seeking franchisees and market partners, the Company will continue to primarily target experienced multi-unit restaurant operators with knowledge of a particular geographic market and financial resources sufficient to execute the Company's development strategy. During fiscal 1996, the Company added franchisees and a market partner to the system who have had operations experience with quick-serve, family and casual dining concepts such as Subway, Pizza Hut, McDonald's, JB's Family Restaurants and Hometown Buffet. With the addition of these new franchisees, the franchise system is anticipated to open eight to ten Casa Ole restaurants during 1997.

         In adding to its Company-owned restaurants, the Company anticipates it will continue to develop new units, and, to a lesser extent, selectively acquire existing franchised restaurants. During fiscal 1996, the Company constructed and opened new units in Copperas Cove and Bellmead, Texas, and purchased a franchised unit in Corpus Christi, Texas. Immediately subsequent to year end, the Company also acquired the franchised Casa Ole unit in Victoria, Texas. Additionally, the Company has an option to purchase certain units from its Beaumont franchisee during 1997 and 1998. See "Item 1.

Business--Franchising--Option to Acquire Franchise Operations." Exclusive of the potential Beaumont acquisitions, the Company, including its market partners, is planning to open approximately seven units in 1997.

SITE SELECTION

         Execution of the expansion strategy requires locating, evaluating and securing adequate sites. Senior management devotes significant time and resources to analyzing each prospective site. The Company's site selection criteria focuses on local demographics, site characteristics such as visibility, accessibility and traffic volume, parking availability, trade-area activity and area restaurant competition.

         The Company believes that a sufficient number of suitable sites are available for Company, market partner and franchise development in existing and target markets. Based on its current planning and market information, the Company expects to open approximately seven Company-owned and/or market partner restaurants in 1997 and believes that its franchisees will open approximately eight to ten additional restaurants. As previously mentioned, the Company has purchased or otherwise secured real estate for three of its targeted 1997 openings. It also has escrow deposits on, or has entered into letters of intent with respect to, one additional Company site and one market partner site. The Company's ability to open the number of restaurants contemplated by its expansion plans is subject to certain risks. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors." The anticipated total investment, including land, building, equipment, signage, site work, furniture, fixtures and decor for a 4,200 to 4,500 square foot restaurant, approximates $950,000. Additionally, training and other pre-opening costs are anticipated to approximate $30,000. The cost of developing and operating a Casa Ole restaurant can vary based upon fluctuations in land acquisition and site improvement costs, construction costs in various markets, the size of the particular restaurant and other factors. Although the Company anticipates that the construction costs associated with near-term restaurants will approximate $950,000, there can be no assurance of this.

RESTAURANT OPERATIONS

         MANAGEMENT AND EMPLOYEES. The management staff of each Casa Ole restaurant is primarily responsible for managing the restaurant's operations. Each Company-owned restaurant operates with a general manager, one or two assistant managers and a chef. Including managers, restaurants have an average of 50 full-time and part-time employees. The Company historically has spent considerable effort developing its employees, allowing it to promote from within. As an additional incentive to its restaurant management personnel, the Company has a two-part bonus plan. In the first part, restaurant managers can receive bonuses based on achieving budgeted sales and profit objectives, subject to their ability to maintain quality standards as measured by "mystery shoppers." In the second part, the restaurant managers can share in profits incremental to predetermined budgets.

         Four regional supervisors, who report directly to the Company's Director of Operations, offer support to the store managers. Each supervisor is eligible for a bonus based on the performance of the stores under his control. Each supervisor oversees three to five restaurants.

         As of February 24, 1997, Casa Ole employed 874 people, of whom 857 were restaurant personnel at the Company- owned restaurants and 17 were corporate personnel. Casa Ole considers its employee relations to be good. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. Casa Ole employees are not covered by a collective bargaining agreement.

         TRAINING AND QUALITY CONTROL. The Company requires its hourly employees to participate in a formal training program carried out at the individual restaurants, with the on-the-job training program varying from three days to two weeks based upon the applicable position. Managers of both Company-owned and franchised Casa Ole restaurants are trained at one of the Company's specified training stores by that store's general manager and then certified upon completion of a four to six week program that encompasses all aspects of restaurant operations as well as personnel management and policy and procedures, with special emphasis on quality control and customer relations.
To evaluate ongoing employee service and provide rewards to employees, Casa Ole employs a "mystery shopper" program which consists of two anonymous visits per month per restaurant. The Company's franchise agreement requires each franchised restaurant to employ a general manager who has completed the Company's training program at one of the Company's specified training stores, and at least one other manager. Compliance with the Company's operational standards is monitored for both Company-owned and franchised restaurants by random, on-site visits by corporate management, regular inspections by regional supervisors, the ongoing direction of a corporate quality control manager and the mystery shopper program. To demonstrate the Company's emphasis on training, the Company recently created a Director of Training position and promoted one of the regional supervisors to fill the position.

         MARKETING AND ADVERTISING. The Company believes that when media penetration is achieved in a particular market, investments in radio and television advertising can generate significant increases in revenues in a cost- effective manner. During fiscal 1996, the Company spent approximately 2.9% of total revenues on various forms of advertising. For fiscal 1997, the Company expects to spend approximately 3.5% of total revenues on advertising. With the addition of restaurants in existing DMAs and the increase in advertising dollars during 1997, the Company has planned to be on television and/or radio during a substantial portion of fiscal 1997. Besides radio and television, the Company makes use of in-store promotions, involvement in community activities and customer word-of-mouth to maintain their performance. Achieving effective media penetration in each market which it enters is a key component of Casa Ole's expansion strategy.

         PURCHASING. The Company strives to obtain consistent quality products at competitive prices from reliable sources. To reinforce this, the Company hired an experienced Director of Purchasing during the year. This individual works with the Company's distributor and other purveyors to ensure the integrity, quality, price and availability of the various raw ingredients. The Company researches and tests various products in an effort to maintain quality and to be responsive to changing customer tastes. Casa Ole operates a centralized purchasing system that is utilized by all of the Company-owned restaurants and is available to the Company's franchisees. Under the Company's franchise agreement, if a franchisee wishes to purchase from a supplier other than a currently approved supplier, it must first submit the products and supplier to the Company for approval. Regardless of the purchase source, all purchases must comply with the Company's product specifications. The Company's ability to maintain consistent product quality throughout its operations depends upon acquiring specified food products and supplies from reliable sources. Management believes that all essential food and beverage products are available from other qualified sources at competitive prices.

FRANCHISING

         The Company currently has 13 franchisees operating a total of 29 Casa Ole restaurants. Three additional franchisees signed during the year and are in the site-selection stage for their first restaurant. Franchising allows the Company to expand the number of stores and penetrate markets more quickly and with less capital than developing Company-owned stores. Franchisees are selected on the basis of various factors, including business background, experience and financial resources. In seeking new franchisees, the Company targets experienced multi-unit restaurant operators with knowledge of a particular geographic market and financial resources sufficient to execute the Company's development schedule. Under the current franchise agreement, franchisees are required to operate their stores in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. In addition, franchisees are required to purchase, directly from the Company or its authorized agent, spice packages for use in the preparation of certain menu items, and must purchase certain other items from approved suppliers unless written consent is received from the Company.

         FRANCHISE AGREEMENTS. The Company enters into a franchise agreement with each franchisee which grants the franchisee the right to develop a single store within a specific territory at a site approved by the Company. The franchisee will have limited exclusive rights within the territory. Under the Company's current standard franchise agreement, the franchisee is required to pay a franchise fee of $25,000 per restaurant. The current standard franchise agreement provides for an initial term of 15 years (with a limited renewal option) and payment of a royalty of up to 5% of gross sales. The termination dates of the Company's franchise agreements with its existing franchisees currently range from 1999 to 2015.

         Franchise agreements are not assignable without the prior written consent of the Company. Also, the Company retains rights of first refusal with respect to any proposed sales by the franchisee. Franchisees are not permitted to compete with the Company during the term of the franchising agreement and for a limited time, and in a limited area, after the term of the franchise agreement. The enforceability of such noncompete provisions varies from state to state. The Company has the right to terminate any franchise agreement for certain specific reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws, however, limit the ability of a franchisor to terminate or refuse to renew a franchise. See "Item 1. Business--Government Regulation."

         Prior forms of the Company's franchise agreements may contain terms that vary from those described above, including with respect to the payment or nonpayment of advertising fees and royalties, the term of the agreement, and assignability, noncompete and termination provisions.

         AREA DEVELOPERS. The area development agreement is an extension of the standard franchise agreement. The area development agreement provides area developers with the right to execute more than one franchise agreement in accordance with a fixed development schedule. Restaurants established under these agreements must be located in a specific territory in which the area developer will have limited exclusive rights. Area developers pay an initial development fee generally equal to the total initial franchise fee for the first franchise agreement to be executed pursuant to the development schedule plus 10% of the initial franchise fee for each additional franchise agreement to be executed pursuant to the development schedule. Generally the initial development fee is not refundable, but will be applied in the proportions described above to the initial franchise fee payable for each franchise agreement executed pursuant to the development schedule. New area developers will pay monthly royalties for all restaurants established under such franchise agreements on a declining scale generally ranging from 5% of gross sales for the initial restaurant to 3% of gross sales for the fourth restaurant and thereafter as additional restaurants are developed.

         It is intended that area development agreements will not be assignable without the prior written consent of the Company. The Company will retain rights of first refusal with respect to proposed sales of restaurants by the area developers. Area developers are not permitted to compete with the Company. If an area developer fails to meet its development schedule obligations, the Company can, among other things, terminate the area development agreement or modify the territory in the agreement.

         FRANCHISEE TRAINING AND SUPPORT. Under the current franchise agreement, each franchisee (or if the franchisee is a corporation, a manager designated by the franchisee) is required to personally participate in the operation of the franchise. Before opening the franchisee's business to the public, the Company provides training at its approved training facility for each franchisee's general manager, assistant manager and chef. The Company recommends that the franchisee, if the franchisee is other than the general manager, or if a corporation, its chief operating officer, attend such training. The Company also provides a training team to assist the franchisee in opening its restaurant. The team, supervised by the Director of Training, will assist and advise the franchisee and/or its manager in all phases of the opening operation for a seven to fourteen day period. The formal training program required of hourly employees and management, along with continued oversight by the Company's quality control manager, promotes consistency of operations

         OPTION TO ACQUIRE FRANCHISE OPERATIONS. The Company has an option to acquire up to six restaurants in the Beaumont, Texas area from its largest franchisee, Casa Ole of Beaumont, Inc., in a two-tiered transaction. The first tier covers two restaurants and must be exercised during July 1997, with closing in October 1997. In the event the first option is exercised, the second tier would allow the Company to exercise the right to purchase four additional restaurants in July 1998, with closing in October 1998. Although the Company and the franchisee have entered into a definitive agreement setting forth the principal economic terms of such rights, the acquisition of these restaurants is dependent upon the availability of financing and the priority for use of funds as opposed to other expansion opportunities for the Company. At the current time, management of the Company anticipates that it will exercise its option to acquire two stores in 1997; however, completion of such acquisition cannot be assured.

MARKET PARTNER PROGRAM

         The Company has developed a market partner program whereby the Company will form a partnership agreement with an individual to build a number of Casa Ole restaurants. In return for site selection work, training, supervising and other operational activities, the market partner will receive 10% of the cash flow of each restaurant that he opens. The Company, as a 90% partner, will fund the majority of the costs associated with constructing and opening each restaurant and will provide administrative and accounting support. The Company has entered into agreements with three market partners, the first of which is in training and has an escrow deposit on property in Idaho. As with franchising, the market partner program will allow the Company to expand the number of stores and penetrate markets more quickly than it could with only 100% Company-owned units. The partnership entity will be required to sign the Company's standard franchise agreement. Other than the payment of royalties, which will be at a rate less than stipulated in the standard franchise agreement, the partnership entity will be subject to all criteria contained within the franchise agreement.

COMPETITION

         The restaurant industry is intensely competitive. Competition is based upon a number of factors, including concept, price, location, quality and service. The Company competes against a broad range of other family dining concepts, including those focusing on various other types of ethnic food, as well as local restaurants in its various markets. The Company also competes against other quick service and casual dining concepts within the Mexican and Tex-Mex food segment. Many of the Company's competitors are well established and have substantially greater financial and other resources than the Company. Some of the Company's competitors may be better established in markets where Casa Ole's restaurants are or may be located. The Company believes that it competes with franchisors of other restaurants and various other concepts for franchisees.

         The restaurant business is affected by many factors, including changes in consumer tastes and eating habits, national, regional or local economic and real estate conditions, demographic trends, weather, traffic patterns, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefit costs, and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

GOVERNMENT REGULATION

         Each Casa Ole restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments relating to the development and operation of restaurants. These include regulations pertaining to the environmental, building and zoning requirements in the preparation and sale of food. Casa Ole is also subject to laws governing the service of alcohol and its relationship with employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Difficulties or failures in obtaining the required construction and operating licenses, permits, or approvals could delay or prevent the opening of a specific new restaurant. The Company believes that it is operating in substantial compliance with applicable laws and regulations that govern its operations.

         Alcoholic beverage control regulations require each of the Casa Ole restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the Company's restaurants, including minimum age of patrons drinking alcoholic beverages and employees serving alcoholic beverages, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The Company is also subject to "dramshop" statutes which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. Additionally, within thirty days of employment by the Company, each employee of the Company who serves alcoholic beverages is required to attend an alcoholic seller training program that has been approved by the Texas Alcoholic Beverage Commission and endorsed by the Texas Restaurant Association and which endeavors to educate the server to detect and prevent overservice of the Company's customers.

         In connection with the sale of franchises, the Company is subject to the United States Federal Trade Commission rules and regulations and state laws that regulate the offer and sale of franchises and business opportunities. The Company is also subject to laws that regulate certain aspects of such relationships. Although certain potential compliance issues were historically identified, the Company has had no claims with respect to its programs and, based on the nature of the potential compliance issues identified, does not believe that compliance issues associated with its historical franchising programs will have a material adverse effect on its results of operations or financial condition. The Company believes that it is operating in substantial compliance with applicable laws and regulations that govern franchising programs.

         The Company is subject to various local, state and federal laws regulating the discharge of pollutants into the environment. The Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations. The Company conducts environmental audits of a proposed restaurant site in order to determine whether there is any evidence of contamination prior to purchasing or entering into a lease with respect to such site. To date the Company's operations have not been materially adversely affected by the cost of compliance with applicable environmental laws.

TRADEMARKS, SERVICE MARKS AND TRADE DRESS

         The Company believes its trademark, service marks and trade dress have significant value and are important to its marketing efforts. It has registered the trademarks for "Casa Ole" and "Casa Ole Mexican Restaurant" with the U.S. Patent Office. The Company is also in the process of applying for registration marks on its Casa Characters that are seen on the menu and incorporated into the decor of certain of the restaurants.


ITEM 2.  PROPERTIES

         Casa Ole's executive offices are located in approximately 5,000 square feet of office space in Houston, Texas. The offices are currently leased by the Company from CO Properties No. 3, a Texas partnership owned by Larry N. Forehand and Michael D. Domec, under a gross lease (where the landlord pays utilities and property taxes) expiring in April 1998, with rental payments of $5,000 per month. See "Notes to Consolidated Financial Statements--Related Party Transactions." The Company believes that its properties are suitable and adequate for its operations.

         All of the Casa Ole restaurants, except three (two in Pasadena and the site in Copperas Cove), rest on leased sites. Real estate leased by Casa Ole for its Company-owned restaurants is typically leased under triple net leases that require the Company to pay real estate taxes and utilities, to maintain insurance with respect to the premises and in certain cases to pay contingent rent based on sales in excess of specified amounts. Generally the non-mall locations for the Company-owned restaurants have initial terms of 10 to 20 years with renewal options.

         The following table provides information with respect to the existing Company-owned restaurants and the five future locations which are either under contract or are subject to an executed letter of intent:

LOCATION                     DATE OPENED     LEASE OR OWN            DMA
--------                     -----------     ------------            ---
Pasadena, Texas                12/1/73           Own               Houston
Pasadena, Texas                3/20/76           Own               Houston
Houston, Texas                 2/12/78          Lease              Houston
Odessa, Texas                  6/19/79          Lease          Odessa/Midland
Lubbock, Texas                 4/14/80          Lease              Lubbock
Texas City, Texas               6/8/81          Lease              Houston
College Station, Texas         11/1/83          Lease         Waco/Temple/Bryan
Stafford, Texas                6/11/84          Lease              Houston
Houston, Texas                 11/13/85         Lease              Houston
Lake Jackson, Texas            12/18/85         Lease              Houston
Waco, Texas                    4/13/86          Lease         Waco/Temple/Bryan
Houston, Texas                 6/12/87          Lease              Houston
Temple, Texas                  7/10/89          Lease         Waco/Temple/Bryan
Corpus Christi, Texas        10/14/96 (1)       Lease          Corpus Christi
Copperas Cove, Texas           10/28/96          Own          Waco/Temple/Bryan
Bellmead, Texas                12/16/96       Land Lease      Waco/Temple/Bryan
Victoria, Texas              12/30/96 (1)       Lease             Victoria
Plainview, Texas            Target 1st Qtr       Own               Lubbock
Lubbock, Texas              Target 2nd Qtr       Own               Lubbock
Bryan, Texas                Target 2nd Qtr       Own          Waco/Temple/Bryan
Corpus Christi              Target 3rd Qtr     Own (2)         Corpus Christi
Pocatello, Idaho (3)        Target 3rd Qtr     Own (2)      Idaho Falls/Pocatello

---------------
(1) Date operations assumed by the Company from the prior franchisee.
(2) Property is under a non-binding letter of intent.
(3) Market partner restaurant whereby the market partner will own 10% of the cash flow from the restaurant.

ITEM 3.  LEGAL PROCEEDINGS

         Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

         From time to time the Company is party to certain legal proceedings arising in the ordinary course of business. Although the amount of any liability that could arise with respect to these proceedings cannot be predicted accurately, in the opinion of the Company, any liability that might result from such claims will not have a material adverse effect on the Company or its business. Nevertheless, a future lawsuit or claim could result in a material adverse effect on the Company or its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 27, 1996.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "CASA." The following table sets forth the range of quarterly high and low closing sale prices of the Company's Common Stock on the Nasdaq National Market during each of the Company's fiscal quarters since the inception of trading on April 25, 1996.

                                                                  HIGH      LOW
                                                                  ----      ---
    FISCAL YEAR 1996:
      First Quarter (ended April 19, 1996) ...................       N/A      N/A
      Second Quarter (ended July 12, 1996) ...................    15 1/4   13 3/8
      Third Quarter (ended October 4, 1996) ..................    14 1/8   12 7/8
      Fourth Quarter (ended December 27, 1996) ...............    13 1/2    8 3/4

    FISCAL YEAR 1997:
      First Quarter (through March 4, 1997) ..................     9 1/2    8 3/4


         As of March 4, 1997, the Company estimates that there were approximately 1,000 beneficial owners of the Company's Common Stock, represented by approximately 23 holders of record.

         Since its initial public offering, the Company has not paid cash dividends on its Common Stock. The Company intends to retain earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends on the Common Stock for the foreseeable future. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. In addition, the Company's current credit agreement prohibits the payment of any cash dividends.

         During certain periods prior to the Company's initial public offering, substantially all of the corporations were treated for federal and state income tax purposes as S corporations under Subchapter S of the Code, and accordingly, such corporations made S corporation distributions to its shareholders to pay federal income taxes on the earnings taxed directly to the shareholders thereof and to provide a return on the shareholders' investment. During fiscal years 1994 and 1995, such corporations declared aggregate distributions of $1.8 million and $1.5 million, respectively, to its shareholders. During fiscal 1996, distributions of $1.5 million, representing a combination of the 1995 working capital balance of approximately $618,000 and earnings of the prior corporations through the date of the initial public offering of approximately $866,000, were paid to the then existing shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

         Balance sheet data as of December 31, 1993, December 30, 1994, December 29, 1995 and December 27, 1996, and income statement data for the fiscal years then ended have been derived from combined and consolidated financial statements audited by KPMG Peat Marwick LLP, independent certified public accountants. Balance sheet data as of December 25, 1992, and income statement data for the fiscal year then ended have been derived from the unaudited financial statements of the prior corporations, which have been combined for purposes of presentation and adjusted to present information on a basis consistent with subsequent periods. The selected pro forma financial information presented below is for informational purposes only and may not necessarily be indicative of the results of operations and financial position of the Company as they may be in the future. The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Consolidated Financial Statements and the Notes thereto included in Item
8. hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. hereof.

                                                            FISCAL YEAR ENDED
                                         -----------   -----------------------------------------
                                         DEC. 25,      DEC. 31,   DEC. 30,   DEC. 29,   DEC. 27,
                                           1992         1993(1)     1994       1995       1996
                                         --------      --------   --------   --------   --------
                                              (Dollars in thousands, except per share amounts)
INCOME STATEMENT DATA(2):
Revenues:
  Restaurant sales ...................   $ 19,109      $ 18,762   $ 17,420   $ 16,691   $ 17,574
  Franchise fees and royalties .......        733           795        885        930        998
  Other ..............................         79           125         67         69         90
                                         --------      --------   --------   --------   --------
         Total revenues ..............     19,921        19,682     18,372     17,690     18,662
                                         --------      --------   --------   --------   --------
Costs and expenses:
  Cost of sales ......................      4,630         4,595      4,427      4,199      4,405
  Restaurant operating expenses ......     12,106        11,521     10,264      9,791      9,609
  General and administrative .........      1,949         1,947      2,222      1,987      2,081
  Depreciation and amortization ......        284           374        342        266        208
  Restaurant closure costs ...........         --           339        265         --         --
                                         --------      --------   --------   --------   --------

         Total costs and expenses ....     18,969        18,776     17,520     16,243     16,303
                                         --------      --------   --------   --------   --------
Operating income .....................        952           906        852      1,447      2,359
Other income (expense) ...............         51            41        143         32        367
                                         --------      --------   --------   --------   --------

Income before income tax expense .....   $  1,003      $    947   $    995   $  1,479   $  2,726
                                         ========      ========   ========   ========   ========

Net income ...........................   $    984      $    831   $    927   $  1,404   $  1,868
                                         ========      ========   ========   ========   ========

Pro forma net income (3) .............                                       $  1,449   $  1,819
                                                                             ========   ========

Pro forma net income per share (4) ...                                       $   0.52   $   0.54
                                                                             ========   ========


                                                     FISCAL YEAR
                                 ----------------------------------------------------
                                 DEC. 25,   DEC. 31,   DEC. 30,   DEC. 29,   DEC. 27,
                                   1992       1993       1994       1995       1996
                                 --------   --------   --------   --------   --------
                                               (Dollars in thousands)
BALANCE SHEET DATA:
Working capital ..............   $  1,258   $    547   $    134   $    618   $  6,857
Total assets .................   $  3,815   $  3,547   $  2,890   $  2,858   $ 12,146
Long-term debt, less
  current portion ............   $    368   $    257   $     82   $     62   $     --
Total stockholders' equity ...   $  2,627   $  2,091   $  1,614   $  1,934   $ 10,720

---------------
(1) The fiscal year ended December 31, 1993 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

(2) Includes the results of operations of the Non-contributed Restaurants (except where otherwise indicated). The Non-contributed Restaurants were closed during the periods presented. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General." Summarized operating results of the Non-contributed Restaurants included in the above combined financial data are as follows:

                                                     Fiscal Year Ended
                                 --------------------------------------------------------
                                 Dec. 25,    Dec. 31,    Dec. 30,    Dec. 29,    Dec. 27,
                                   1992        1993        1994        1995        1996
                                 --------    --------    --------    --------    --------
Revenues .....................   $  2,224    $  2,223    $  1,199    $    432    $     --
Restaurant closure costs .....         --        (339)       (265)         --          --
Net loss .....................       (237)       (823)       (511)       (194)         --


(3) For fiscal 1995, the pro forma income statement data reflect adjustments to eliminate historical executive compensation for Larry
         N. and Robert L. Forehand ($470,000) and related party expense arrangements ($679,000), and to add salaries of new management ($329,000) to conform to compensation arrangements applicable subsequent to the Company's initial public offering. For fiscal 1996, the pro forma income statement data reflect adjustments to eliminate executive compensation for Larry N. and Robert L. Forehand ($126,500) and related party expense arrangements ($35,200) through the date of the Company's initial public offering. Elimination of costs related to executive compensation and other related party arrangements are necessary adjustments as these costs were primarily income distribution techniques used by the S corporation owners. Also, an adjustment has been made to reflect federal and state income taxes (at an assumed rate of 37%) that would have been paid had the Company been taxed as a C corporation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

(4) For fiscal 1995, the computation of pro forma net income per share is based upon 2,732,705 weighted average shares of Common Stock outstanding issued to the shareholders of the 13 corporations that were party to the reorganization and 60,411 shares assumed to be issued at an initial public offering price of $11.00 per share (after deducting the estimated underwriting discount), to fund S corporation distributions of approximately $618,000. For fiscal 1996, it was assumed that the number of shares up to the date of the public offering were the same as weighted average shares outstanding for fiscal 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

GENERAL

         The Company was organized under the laws of the State of Texas on February 16, 1996. Pursuant to the reorganization of the Company in preparation for the initial public offering, the shareholders of the prior corporations contributed to the Company all outstanding shares of capital stock of each corporation, and the Company issued to such shareholders in exchange therefor an aggregate of 2,732,705 shares of its Common Stock. The exchange transaction was completed April 24, 1996, and, as a result, the corporations became wholly owned subsidiaries of the Company, and each shareholder of the Company received a number of shares of Common Stock in the Company. In addition, subsequent to the completion of the offering, the Company purchased 1,135,000 shares of Common Stock owned by Michael D. Domec, an original principal of the Company, at an aggregate purchase price of $11.35 million, or $10.00 per share.

         The Company's audited financial statements for each of the fiscal years presented in this Form 10-K prior to fiscal 1996 include the results of operations of four restaurants that were closed prior to the Company's public offering. These restaurants did not conform to the Company's operating model at the time of the offering in one or more important respects (such as location demographics, exterior identification or menu format) or were operated by persons other than shareholders of the Company (the "Non-contributed Restaurants"). Although the operations of the Non- contributed Restaurants affected the Company's results of operations in each of the prior fiscal years, the majority of the costs associated with the closure of these restaurants impacted fiscal 1993 and fiscal 1994. Two Non-contributed Restaurants were closed during each of fiscal 1994 and fiscal 1995. The Non-contributed Restaurants located in Abilene and Midland were managed by persons other than the shareholders of the Operating Corporations, and the Midland restaurant lacked the signage and other elements of the exterior decor associated with the Casa Ole concept. The other Non-contributed Restaurants, located in Lubbock and The Woodlands, were in-line shopping center locations. The Midland restaurant also featured an upscale menu, while The Woodlands restaurant was located in an affluent suburb of Houston.

         The Company's primary source of revenues is the sale of food and beverages at Company-owned restaurants. The Company also derives revenues from franchise fees, royalties and other franchise-related activities. Under the terms of the Company's current franchise agreement, franchisees are generally required to pay a franchise fee of $25,000 per restaurant and royalty fees of up to 5% of gross sales. The royalty fees vary from franchise to franchise. Area developers (franchisees who plan to develop more that one restaurant) will be required to pay an initial development fee equal to the total initial franchise fee for the first franchise agreement to be executed pursuant to the development schedule specified in the agreement, plus 10% of the initial franchise fee payable for each additional franchise agreement. The development fee will be non-refundable, but will be applied proportionately to the franchise fees associated with additional restaurants. New area developers will be required to pay monthly royalties for all restaurants developed pursuant to such franchise agreements on a declining scale ranging from 5% to 3% of gross sales. Franchise fee revenue from an individual franchise sale is recognized when all services relating to the sale have been performed and the restaurant has commenced operation. Initial franchise fees relating to area franchise sales are recognized ratably in proportion to services that are required to be performed pursuant to the area franchise or development agreements and proportionately as the restaurants within the area are opened.

         Prior to the Company's initial public offering in April 1996, a significant portion of the Company's operating expenses was attributable to the compensation of Larry N. Forehand and Michael D. Domec, the original principals of the Company, and payment of compensation and fees to certain of their respective affiliates. Subsequent to the offering, Mr. Domec has continued to serve as a director of the Company, but is no longer an employee and has instead focused on development of additional Casa Ole restaurants in his capacity as a franchisee. Mr. Forehand has reduced his compensation to that of an outside member of the Board of Directors. In addition, certain transactions and compensation arrangements between the Company and affiliates of Messrs. Forehand and Domec were terminated subsequent to the offering. The Company has employment agreements with each of Louis P. Neeb, Patrick A. Morris and Stacy
M. Riffe. The pro forma effect of the elimination of Mr. Domec's compensation and payments to certain entities related to Messrs. Domec and Forehand, the reduction in Mr. Forehand's compensation and the compensation arrangements for the new executive officers is reflected in the Financial Statements and Supplementary Data--Consolidated Statements of Income found elsewhere in this Report.

         Concurrent with the initial public offering and the reorganization, the Company terminated the S corporation status of the prior corporations that had elected to be taxed as S corporations under the Code, and such corporations became taxable as C corporations, adopting the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Accordingly, a pro forma provision for federal and state income taxes, using a combined 37% effective rate, is presented for fiscal 1995 and the first quarter of fiscal 1996, as if the Company was taxed in its entirety as a C corporation. Income taxes for the restaurants originally structured as C corporations have historically been calculated in accordance with SFAS 109.

FISCAL YEAR

         The Company has a 52/53 week fiscal year ending on the last Friday of December. References in this Report to fiscal 1994, 1995 and 1996 relate to the periods ended December 30, 1994, December 29, 1995 and December 27, 1996, respectively. All fiscal years presented herein consisted of 52 weeks.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

         REVENUES. Fiscal 1996 revenues increased $972,000, or 5.5%, over revenues in fiscal 1995. Comprising this increase were restaurant sales, up 5.3%, franchise fees and royalties, up 7.3%, and other revenues, up 31.1%. The increase of $883,000 in restaurant sales was attributed to a same-store sales increase of 5.1%, or $829,000, new store sales of approximately $424,000 and sales of $62,000 from conforming changes in operating periods for predecessor companies, offset by the loss of approximately $432,000 in sales from Non-contributed Restaurants closed during fiscal 1995 that did not conform to the Company's current operating model. The average sales volume for the 13 same-stores was $1.3 million for fiscal 1996, up from $1.25 million in fiscal 1995.

         Franchise fees and royalties and other revenues had a combined increase of $89,000, or 8.9%, which was related to additional royalties from three new franchised stores, along with increased sales of marketing materials (primarily menus and promotional items) to the franchise system.

         COSTS AND EXPENSES. Cost of sales increased $207,000 or 4.9%, over fiscal 1995. As a percentage of restaurant sales, cost of sales was 25.1% for fiscal 1996, as compared to 25.2% for fiscal 1995. This slight decrease as a percentage of restaurant sales was due to modest fluctuations in ingredient costs, coupled with a slight menu price increase that was implemented late in the third quarter of the current fiscal year.

         Restaurant operating expenses decreased $182,000, or 1.9%, in fiscal 1996. As a percentage of restaurant sales, restaurant operating expenses decreased to 54.7% in fiscal 1996 as compared to 58.7% in fiscal 1995. The significant components of this decrease were a reduction in repair and maintenance costs of $146,000, the elimination of $200,000 of franchise fee expense, savings of $63,000 in the employee benefits area and savings of $118,000 in property and casualty insurance premiums. As an offset to these decreases, the Company implemented television advertising during fiscal 1996 and increased its use of radio marketing, the combination of which increased advertising expense by $147,000, or 0.7%, over fiscal 1995. Additionally, with the opening of two new stores during 1996 and the acquisition of a franchised unit, labor costs increased by $130,000, or 0.7%. Finally, the Company accrued $68,000 related to the annual manager's bonus program, which was implemented during fiscal 1996.

         General and administrative expenses (G&A) increased $94,000, or 4.7%, over fiscal 1995. As a percentage of total revenues, G&A remained flat at 11.2%. The dollar increase was attributed to various new expenses related to being a publicly traded company, as well as expenses necessary for the execution of the Company's growth strategy. Specifically, the Company incurred an additional $209,000 in salaries, benefits and travel related to training, store review and corporate-level bonuses. Legal and professional fees, board of director fees and directors and officers liability insurance also contributed to the increase by $178,000. Offsetting these increases was a reduction of $293,000 in officer salaries, which related to the officers of the Company prior to the initial public offering.

         Depreciation and amortization expense as a percentage of total revenues decreased from 1.5% in fiscal 1995 to 1.1% in fiscal 1996. This decrease was the result of certain equipment being fully depreciated, combined with the relatively small amount of equipment placed in service by the Company throughout fiscal 1995 and most of fiscal 1996.

         OTHER INCOME (EXPENSE). Net other income increased to 2.0% of total revenues, an increase of $335,000 over fiscal 1995. The Company earned $271,000 in interest related to the investment of the proceeds from the initial public offering. During the year the Company also received a refund of $60,000 related to the overpayment of rent that occurred over the past four years.

         INCOME TAX EXPENSE. Effective with the initial public offering, the Company became subject to federal and state taxes as a C corporation. The Company's effective tax rate since becoming a C corporation has been 37%. During the Company's first fiscal quarter when substantially all of the corporations were taxed as S corporations under the provisions of Subchapter S of the Code, the federal income taxes on the net income of the corporations were payable personally by the shareholders. The provision for income taxes reflected in the first quarter of fiscal 1996 is for state franchise taxes on all restaurants and for federal income taxes on the corporations which were taxable as C corporations.

FISCAL 1995 COMPARED TO FISCAL 1994

         REVENUES. Fiscal 1995 revenues for the Company decreased by $683,000, or 3.7%, from fiscal 1994 revenues. The decrease reflects the impact of closures of the Non-contributed Restaurants during fiscal 1995 and 1994, offset in part by higher sales at the other Company restaurants and increased royalties from franchisees. A revenue decrease of approximately $693,000 resulted from the closure during fiscal 1995 of the two Non-contributed Restaurants located in Lubbock and The Woodlands. Those restaurants were open for a collective 24 months during 1994, as compared to a collective ten months during 1995. Revenues for fiscal 1995 were also adversely affected by approximately $74,000 due to the closing during fiscal 1994 of the two Non-contributed Restaurants in Midland and Abilene. Those Non-contributed Restaurants were closed after approximately 35 days of operation during fiscal 1994.

         Sales at Company-owned restaurants open for the entire year in both fiscal 1994 and 1995 were up 0.2% over fiscal 1994 due primarily to slight menu price adjustments made throughout the year. Average sales volumes for the 13 presently operating Company-owned Casa Ole restaurants for both years were approximately $1,251,000.

         COSTS AND EXPENSES. Cost of sales decreased $229,000, or 5.2%, in fiscal 1995 from fiscal 1994, and, as a percentage of restaurant sales, decreased from 25.4% in fiscal 1994 to 25.2% in fiscal 1995. This decrease related entirely to the reduction in sales due to the Non-contributed Restaurant closures previously discussed. The slight decrease as a percentage of restaurant sales was due to the small menu price increases that were made throughout the year.

         Restaurant operating expenses decreased $473,000, or 4.6%, in fiscal 1995 as compared with the prior year. As a percentage of restaurant sales, restaurant operating expenses decreased slightly from 58.9% in fiscal 1994 to 58.7% in fiscal 1995. The decrease resulted from the elimination of approximately $568,000 in expenses associated with Non-contributed Restaurants, offset in part by an increase of approximately $95,000 in expenses at the Company-owned restaurants.

         Excluding the impact of the Non-contributed Restaurants, restaurant operating expenses as a percentage of restaurant sales for the Company-owned restaurants were 57.5% and 57.0% in fiscal 1995 and 1994, respectively. This increase was due to costs incurred in securing workers' compensation insurance for seven Company-owned restaurants that had historically been self-insured, increased costs of providing health insurance to employees, upgrading to current operating standards various small equipment and kitchenware and introducing a new uniform in approximately half of the Company's restaurants in late fiscal 1995. The increase in these costs was offset in part by a decrease in repair and maintenance expense. The restaurant operating expenses of the Non-contributed Restaurants were comprised of the same categories of expense items as were the presently operating Company-owned Casa Ole restaurants. However, due to the indirect relationship of certain expenses to restaurant sales, primarily management salaries and occupancy costs, these restaurants had higher restaurant operating expenses as a percentage of restaurant sales.

         General and administrative expenses decreased by $235,000, or 10.6%, in fiscal 1995 as compared with the previous fiscal year. As a percentage of total revenues, general and administrative expenses decreased from 12.1% in fiscal 1994 to 11.2% in fiscal 1995. This decrease was due to a reduction in both officer salaries and ad valorem taxes. The tax reduction was the result of filing property valuation protests. These reductions were partially offset by modest increases in various expense categories in preparation for this proposed offering, including travel and research and development expenses.

         Depreciation and amortization expense as a percentage of total revenues decreased from 1.9% in fiscal 1994 to 1.5% in fiscal 1995. This small decrease was the result of using accelerated methods of depreciation on equipment in the early years of equipment life, combined with the relatively small amount of equipment additions made by the Company during fiscal 1995.

         Restaurant closure costs in fiscal 1994 represent the actual occupancy costs of the Lubbock restaurant from the date of closing in 1995 through the end of the lease in 1995 and the anticipated occupancy costs of The Woodlands restaurant from the date of closing in 1995 through the expected date of subleasing of the property. Decisions to close both restaurants were made in late fiscal 1994.

         OTHER INCOME (EXPENSE). Net other income as a percentage of total revenues decreased from 0.8% in fiscal 1994 to 0.2% in fiscal 1995. This 0.6% decrease was due primarily to the fiscal 1994 gain on sale of a parcel of land.

         INCOME TAX EXPENSE. Prior to the initial public offering, substantially all of the corporations elected to be taxed as S corporations under the provisions of Subchapter S of the Code. As a result of such election, federal income taxes on the net income of these corporations were payable personally by the shareholders. The provision for income taxes reflected in the financial statements is for state franchise taxes on all restaurants and for federal income taxes on the corporations which were taxable as C corporations. The effective tax rates on those corporations were less than the expected rates due to applicable graduated tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Historically the Company has required capital to fund the operations and capital expenditure requirements of its Company-owned restaurants. In addition, since substantially all of the prior corporations were S corporations for federal and state income tax purposes, the Company has made significant cash distributions to its shareholders in order to enable them to pay income taxes associated with the Company's earnings and to provide a return on investment. During the fiscal years 1994, 1995 and 1996, the Company made distributions to its shareholders of approximately $1.8 million, $1.5 million and $1.5 million, respectively. The 1996 distribution was a combination of the 1995 working capital balance of approximately $618,000 and earnings of the prior corporations through the date of the initial public offering of approximately $866,000.

         In late April 1996, the Company received the proceeds from its initial public offering of 2,000,000 shares of Common Stock. On May 1, $11.35 million of the proceeds were used to redeem 1,135,000 shares of Common Stock owned by Michael D. Domec. Approximately $2.3 million of the proceeds were used to cover offering related costs, including underwriting discounts and commissions. The remaining proceeds are being used for the development or acquisition of additional restaurants, the continued implementation of the point-of-sale system, the remodel of existing restaurants and general corporate purposes.

         In July 1996, the Company entered into a $10 million unsecured credit agreement with NationsBank of Texas, N.A. The facility is divided into a $4 million Revolving Line of Credit (the "Revolver) and a $6 million Advised Guidance Loan Commitment (the "Guidance Loan"). The Revolver is to be used for general corporate purposes, including the construction or acquisition of new restaurants, and can be drawn on (with interest only payments) through May 31, 1998, at which time the outstanding balance will be placed in a four-year term note. The Guidance Loan can be used at any time through May 31, 1998, to acquire certain operations of a specified franchisee. (See "Item 1. Business--Franchising--Option to Acquire Franchise Operations.") Any draws on the Guidance Loan will be placed in a five-year term note from the date of funding. The interest rate on both components of the credit agreement is either the prime rate or LIBOR plus a stipulated percentage. The Company is subject to a non-use fee of 0.25% on the unused portion of the Revolver from the date of the credit agreement. At the time of funding of the Guidance Loan, there will be a one-time fee of 0.25%. Within the terms of the credit agreement, the Company must meet certain financial covenants. As of March 4, 1997, the Company had not made any draws on the Revolver or the Guidance Loan.

         The Company met fiscal 1996 capital requirements with cash generated by operations and proceeds from the initial public offering. In fiscal 1996, the Company's operations generated approximately $2.4 million in cash, as compared with $1.7 million in fiscal 1995 and $1.4 million in fiscal 1994. The Company's restaurant operations are labor intensive and do not have significant receivables or inventory. The Company receives trade credit based upon negotiated terms in purchasing food and supplies and ordinarily operates with a relatively small level of working capital. However, because of the $7.4 million in cash and marketable securities at the end of the year, the Company currently maintains a strong working capital position. As of December 27, 1996, the Company had working capital of approximately $6.9 million, compared with approximately $618,000 at December 29, 1995.

         The Company's principal capital requirements are the funding of new restaurant development or acquisitions and remodeling of older units. During fiscal 1996, the Company constructed and opened two new units, purchased property for two of the fiscal 1997 openings, acquired a franchise unit, remodeled several of the older restaurants and installed a point of sale system in many of the stores. The total capital outlay for the year was $2.8 million. Opening additional Company-owned restaurants is a key component of its expansion strategy, and management plans to open a combination of seven Company-owned and market partner restaurants during the balance of fiscal 1997. Currently the Company has two sites under construction, one site nearing ground-breaking and two sites under non-binding letters of intent. The estimated capital needed for such 1997 openings, along with preparing for fiscal 1998 openings and for general corporate purposes, including the remodel of an estimated six units, is approximately $9.5 million. This estimate is based upon an anticipated total investment of approximately $950,000 per restaurant, of which approximately $260,000 is anticipated to represent furniture, fixtures and equipment and approximately $30,000 represents training and pre-opening expenses, and is inclusive of the capitalized cost of leasing or acquiring real estate. This estimate, however, does not include any amounts related to the Company's option to purchase certain units from one of its franchisees, or any other significant acquisitions.

         In addition to developing new restaurants, the Company intends to add Company-owned restaurants through selective acquisitions of existing franchisees. As mentioned above, the Company acquired one franchise restaurant during fiscal 1996. Immediately after the end of the fiscal year, the Company acquired another franchised unit. Additionally, the Company has an option to acquire, in a two-tiered transaction, up to six restaurants in the Beaumont, Texas area from its largest franchisee, Casa Ole of Beaumont, Inc. (See "Item
1. Business--Franchising--Option to Acquire Franchise Operations.") The purchase price payable with respect to any such acquisition would be equal to five times restaurant operating cash flow on a post-occupancy basis for the twelve months preceding the date of such purchase. Although the Company and the franchisee have entered into a definitive purchase agreement, exercise of the option remains subject to the availability of financing and the priority for use of funds as opposed to other expansion opportunities for the Company. Although management of the Company presently believes it will exercise its option to acquire such restaurants, the ability of the Company to complete such acquisition cannot be assured.

         Based on the Company's expansion plans and historical results of operations, management believes that cash generated by operations and the remaining proceeds of the offering will be sufficient to meet its operating requirements and to finance its expansion plans (exclusive of any significant acquisitions) through the end of the 1997 fiscal year. If circumstances warrant, the Company may decide to draw on its credit facility, thereby financing a portion of its future expansion with debt.

RISK FACTORS

         The Company cautions readers that its business is subject to a number of risks, any of which could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in releases, including this Form 10-K, and oral statements. Such risks were presented in the Company's Form S-1 registration statement, which was declared effective on April 24, 1996, and the related prospectus, and are being presented again in this Form 10-K. Certain risk factors have been presented throughout this document, including, among others, expansion strategy; site selection; attracting and retaining franchisees, managers and other employees; availability of food products; competition and government regulation. Certain other risks to which the Company is subject include:

         SEASONALITY. The Company's sales and earnings fluctuate seasonally. Historically the Company's highest sales and earnings have occurred in the third and fourth calendar quarters, which the Company believes is typical of the restaurant industry and consumer spending patterns in general with respect to the third quarter and is due to increased holiday traffic at the Company's mall restaurants for the fourth quarter. In addition, quarterly results have been and, in the future are likely to be, substantially affected by the timing of new restaurant openings. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any calendar quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

         IMPACT OF INFLATION. The Company does not believe that inflation has materially impacted net income during the past three years. Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company's operating results to the extent such increases cannot be passed along to customers. If operating expenses increase, management intends to attempt to recover increased costs by increasing prices to the extent deemed advisable considering competitive conditions.

         ACCELERATING GROWTH STRATEGY. The Company's ability to expand by adding Company-owned, market partner and franchised restaurants will depend on a number of factors, including the availability of suitable locations, the ability to hire, train and retain an adequate number of experienced management and hourly employees, the availability of acceptable lease terms and adequate financing, timely construction of restaurants, the ability to obtain various government permits and licenses and other factors, some of which are beyond the control of the Company, its franchisees and market partners. The opening of additional franchised restaurants will depend, in part, upon the ability of existing and future franchisees to obtain financing or investment capital adequate to meet their market development obligations. There can be no assurance that the Company will be able to open the number of restaurants it currently plans to open or that new restaurants can be operated profitably. In addition, the Company intends to expand into new geographic markets in which it has no operating experience and in which Mexican and Tex-Mex food restaurants are less prevalent than in Texas. Consumer tastes vary from region to region in the United States, and there can be no assurance that customers located in the regions of the United States into which the Company intends to expand will be as receptive to Mexican and Tex-Mex food or the Casa Ole concept as those customers in its existing markets. There can be no assurance as to the success of the Company's efforts to expand into other geographic regions or that the cost of such efforts will not have a material adverse effect on the Company's results of operations or financial condition.

         SMALL RESTAURANT BASE AND GEOGRAPHIC CONCENTRATION. The results achieved to date by the Company's relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a more geographically dispersed area. Because of the Company's relatively small restaurant base, an unsuccessful new restaurant could have a more significant effect on the Company's results of operations than would be the case in a company owning more restaurants. Additionally, given the Company's present geographic concentration (all Company-owned units are currently in Texas), results of operations may be adversely affected by economic or other conditions in the region and adverse publicity relating to the Company's restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

         CONTROL OF THE COMPANY BY MANAGEMENT. Approximately 32.2% of the Common Stock and rights to acquire Common Stock of the Company are beneficially owned or held by Larry N. Forehand, Michael D. Domec, Louis P. Neeb, Patrick A. Morris, John C. Textor and Stacy M. Riffe.

         SHARES ELIGIBLE FOR FUTURE SALE AND STOCK PRICE. Sales of substantial amounts of shares in the public market could adversely affect the market price of the Common Stock. The Company currently has 3,597,705 shares of Common Stock outstanding. Of these shares 1,297,705 shares are "restricted securities," as defined by Rule 144 adopted under the Securities Act of 1993, as amended. Beginning two years from the effective date of the Company's initial public offering, these shares may be sold in compliance with the volume, manner of sale and other provisions of Rule 144. In addition, the Securities and Exchange Commission has adopted revisions to Rule 144 to permit the resale of limited amounts of restricted securities after a one-year holding period. The Company is unable to predict the effect that future sales made under Rule 144, or otherwise, will have on the then prevailing market price of the Common Stock. The Company has granted limited registration rights to holders of warrants granted by the Company and Larry N. Forehand to Louis P. Neeb, Tex-Mex Partners, L.C., Patrick A. Morris and Stacy M. Riffe to register the 880,766 underlying shares of Common Stock covered by such warrants in connection with registrations otherwise undertaken by the Company. In any event, the market price of the Common Stock could be subject to significant fluctuations in response to the Company's operating results and other factors.

         COMPETITION. The restaurant industry is intensely competitive. The Company competes against other family dining concepts, as well as quick service and casual dining concepts, for customers, employees, franchisees and market partners. See "Item 1. Business--Competition."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and Supplementary Data are set forth herein commencing on page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.


ITEM 11. EXECUTIVE COMPENSATION

         The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Documents filed as part of Report.

             1.  Financial Statements:

                 The Financial Statements are listed in the index to
             Consolidated Financial Statements on page F-1 of this Report.

             1.  Exhibits:

               ++3.1   Articles of Incorporation of the Company.

               ++3.2   Bylaws of the Company.

               ++4.1   Specimen of Certificate of Common Stock of the Company.

               ++4.2 Articles of Incorporation of the Company (see 3.1 above).

               ++4.3   Bylaws of the Company (see 3.2 above).

              ++10.1 Employment Agreement by and between the Company and Louis P. Neeb dated February 28, 1996.

              ++10.2 Employment Agreement by and between the Company and Patrick A. Morris dated February 28, 1996.

              ++10.3 Employment Agreement by and between the Company and Stacy M. Riffe dated February 28, 1996.

              ++10.4   Indemnity Agreement by and between the Company and Louis
                       P. Neeb dated as of April 10, 1996.

              ++10.5   Indemnity Agreement by and between the Company and Larry
                       N. Forehand dated as of April 10, 1996.

              ++10.6   Indemnity Agreement by and between the Company and John
                       C. Textor dated as of April 10, 1996.

              ++10.7 Indemnity Agreement by and between the Company and Patrick A. Morris dated as of April 10, 1996.

              ++10.8 Indemnity Agreement by and between the Company and Michael D. Domec dated as of April 10, 1996.

              ++10.9   Indemnity Agreement by and between the Company and Stacy
                       M. Riffe dated as of April 10, 1996.

              ++10.10  Indemnity Agreement by and between the Company and J.J.
                       Fitzsimmons dated as of April 10, 1996.

              ++10.11 Indemnity Agreement by and between the Company and Richard E. Rivera dated as of April 10, 1996.

              ++10.12 Corrected Warrant Agreement by and between the Company and Louis P. Neeb dated as of February 26, 1996.

              ++10.13 Corrected Warrant Agreement by and between the Company and Tex-Mex Partners, L.C. dated as of February 26,
                       1996.

              ++10.14  Form of the Company's Multi-Unit Development Agreement.

              ++10.15  Form of the Company's Franchise Agreement.

             +++10.16  1996 Long Term Incentive Plan.

             +++10.17  Stock Option Plan for Non-Employee Directors.

              ++10.18  Lease Agreement, dated July 15, 1977, between Weingarten
                       Realty, Inc. and Fiesta Restaurants, Inc., for property located at 1020 Federal Road, Houston, Texas (Casa Ole
                       No. 4).

              ++10.19  Lease Agreement, dated July 12, 1978, between W & W
                       Investments, a Texas partnership, and Fiesta
                       Restaurants, Inc., for property located at 2727 John Ben
                       Shepperd Pkwy, Odessa, Texas (Casa Ole No.  8).

              ++10.20  Lease Agreement, dated August 11, 1986, between
                       Hartford-Lubbock Limited Partnership, a Texas limited partnership, and Casa Ole No. 10, Inc., for property located at 4413 South Loop 289, Lubbock, Texas (Casa Ole
                       No. 10).

              ++10.21  Lease Agreement, dated July 29, 1983, between Phil R.
                       Kensinger, Trustee, and Quality Mexican Restaurants,
                       Inc., for property located at 12203 Murphy Rd., Stafford, Texas (Casa Ole No. 13).

              ++10.22  Lease Agreement, dated July 17, 1987, between Leroy
                       Melcher and Fiesta Restaurants, Inc., for property located at 3121 Palmer Hwy, Texas City, Texas (Casa Ole
                       No. 14).

              ++10.23  Lease Agreement, dated February 17, 1981, between Eldred
                       Doty, wife Joyce C. Doty and Fiesta Restaurants, Inc., for property located at 3121 Palmer Hwy, Texas City,
                       Texas (Casa Ole No. 14).

              ++10.24  Lease Agreement, dated May 16, 1983, between CBL
                       Management, Inc., a Tennessee corporation, and Fiesta
                       Restaurants, Inc., d/b/a Casa Ole, for property located at Post Oak Mall #3026, College Station, Texas (Casa Ole
                       No. 22).

              ++10.25  Lease Agreement, dated June 5, 1985, between David Z.
                       Mafrige Interests and Fiesta Restaurants, Inc., for property located at 12350 Gulf Freeway, Houston, Texas
                       (Casa Ole No. 28).

              ++10.26  Lease Agreement, dated March 13, 1985, between
                       Plantation Village Plaza Joint Venture and Fiesta
                       Restaurants, Inc., for property located at 415 This Way,
                       Lake Jackson, Texas (Casa Ole No. 29).

              ++10.27  Lease Agreement, dated August 6, 1985, between Dalsan
                       Properties--Waco II, Service Life and Casualty Insurance
                       Co. and Casa Ole No 34, Inc., for property located at
                       414 N. Valley Mills Dr., Waco, Texas (Casa Ole No. 34).

              ++10.28  Lease Agreement, dated May 6, 1976, between Federated
                       Store Realty, Inc., Prudential Insurance Company of
                       America and Fiesta Restaurants, Inc., for property located at 263 Greenspoint Mall, Houston, Texas (Casa
                       Ole No. 35).

              ++10.29  Lease Agreement, dated May 30, 1989, between Temple Mall
                       Company, a Texas General Partnership, and Casa Ole
                       Franchise Services, Inc., for property located at 3049
                       S. 31st Street, Temple, Texas (Casa Ole No. 37).

              ++10.30  Lease Agreement, dated May 3, 1995, between CO
                       Properties No.  3, a Texas general partnership, and Casa
                       Ole Franchise Services, Inc., for property located at 1135 Edgebrook, Houston, Texas.

              ++10.31  Corrected Warrant Agreement by and between Larry N.
                       Forehand and Louis P. Neeb dated as of February 26,
                       1996.

              ++10.32  Corrected Warrant Agreement by and between Larry N.
                       Forehand and Tex-Mex Partners, L.C. dated as of February
                       26, 1996.

              ++10.33  Corrected Warrant Agreement by and between Larry N.
                       Forehand and Patrick A. Morris dated as of February 26,
                       1996.

              ++10.34  Corrected Warrant Agreement by and between Larry N.
                       Forehand and Stacy M. Riffe dated as of February 26,
                       1996.

              ++10.35 Indemnification letter agreement by Larry N. Forehand dated April 10, 1996.

               +10.36 1996 Manager's Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Company's Form S-8
                       Registration Statement Under the Securities Act of 1933, dated February 24, 1997, filed by the Company with the Securities and Exchange Commission).

               *10.37  Lease Agreement, dated June 21, 1996, between Sam Jack
                       McGlasson and Casa Ole Restaurants, Inc., for property located at 725 North Loop 340, Bellmead, Texas (Casa Ole
                       No. 51).

               *10.38  Amended Lease Agreement, dated November 7,1996, between
                       The Prudential Insurance Company of America, by and through its Agent, Terranomics Retail Services, Inc. and
                       Casa Ole Restaurants, Inc., for property located at 263
                       Greenspoint Mall, Houston, Texas (Casa Ole No. 35).

               *10.39  Assignment of Lease and Consent to Assign, dated October
                       11, 1996, between Roy M. Smith and W.M.  Bevly d/b/a
                       Padre Staples Mall (landlord) and Pepe, Inc. d/b/a Casa
                       Ole Restaurant and Cantina (tenant/assignor) and Jack
                       Goodwin (guarantor) and Casa Ole No. 29, Inc., for property located at 1184 Padre Staples Mall, Corpus
                       Christi, Texas (Casa Ole No. 36).

               *10.40 Option Contract and Agreement dated January 11, 1997, between Casa Ole of Beaumont, Inc., a Texas corporation, and Casa Ole Restaurants, Inc.

               *10.41 $750,000 Promissory Note, dated December 30, 1996, between Casa Ole No. 29, Inc. and Rainbolt, Inc. for the purchase of Victoria, Texas restaurant (Casa Ole No.
                       15).

                10.42 Credit Agreement Between Casa Ole Restaurants, Inc., as the Borrower, and NationsBank of Texas, N.A., as the Bank, for $10,000,000, dated July 10, 1996 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q
                       Quarterly Report Under the Securities Exchange Act of
                       1934, dated August 22, 1996, filed by the Company with the Securities and Exchange Commission).

               *10.43  Amendment No. 1, dated January 13, 1997, to the Credit
                       Agreement Between Casa Ole Restaurants, Inc., as the
                       Borrower, and NationsBank of Texas, N.A., as the Bank, for $10,000,000, dated July 10, 1996.

               *11.1   Statement re Computation of Net Income Per Share.

              ++21.1 List of subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Company's Form S-1
                       Registration Statement Under the Securities Act of 1933, dated April 24,1996, filed by the Company with the Securities and Exchange Commission).

               *23.1   Consent of KPMG Peat Marwick LLP.

               *24.1 Power of Attorney (included on the signature page to this Form 10-K).

               *27.1   Financial Data Schedule.

        ---------------
             *   Filed herewith.
             ++  Incorporated by reference to corresponding Exhibit number of the Company's Form S-1 Registration Statement Under the
                 Securities Act of 1933, dated April 24, 1996, filed by the
                 Company with the Securities and Exchange Commission.
             +   Management contract or compensatory plan or arrangement.


         (b) Reports on Form 8-K

                The Company did not file any report on Form 8-K during the last quarter of the period covered by this Report.

                           CASA OLE RESTAURANTS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                     PAGE
                                                                                     ----
Report of Independent Auditors ...................................................    F-2

Consolidated Balance Sheets as of December 29, 1995 and December 27, 1996 ........    F-3

Consolidated Statements of Income for each of the years in the three fiscal-year
  period ended December 27, 1996 .................................................    F-4

Consolidated Statements of Stockholders' Equity for each of the years in
  the three fiscal-year period ended December 27, 1996 ...........................    F-5

Consolidated Statements of Cash Flows for each of the years in the three
  fiscal-year period ended December 27, 1996 .....................................    F-6

Notes to Consolidated Financial Statements .......................................    F-7

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Casa Ole Restaurants, Inc.:


         We have audited the accompanying consolidated balance sheets of Casa Ole Restaurants, Inc. (the Company) as of December 29, 1995 and December 27, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three fiscal-year period ended December 27, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casa Ole Restaurants, Inc. as of December 29, 1995 and December 27, 1996, and the results of their operations and their cash flows for each of the years in the three fiscal-year period ended December 27, 1996, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP


Houston, Texas
February 7, 1997

                           CASA OLE RESTAURANTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 29, 1995 AND DECEMBER 27, 1996



                                                            1995            1996
                                                        ------------    ------------
ASSETS
------
Current assets:
  Cash and cash equivalents .........................   $  1,003,585    $  6,419,305
  Marketable securities (approximates fair value) ...             --       1,007,255
  Royalties receivable ..............................        125,983         110,254
  Receivables from affiliates .......................         32,701          14,000
  Other receivables .................................         33,554         195,287
  Notes receivable from related parties .............         38,964              --
  Inventory .........................................        160,442         197,475
  Prepaid expenses and other current assets .........         84,337         260,459
                                                        ------------    ------------
         Total current assets .......................      1,479,566       8,204,035
                                                        ------------    ------------

Property, plant and equipment .......................      4,787,706       7,326,761
  Less accumulated depreciation .....................      3,408,945       3,470,953
                                                        ------------    ------------
         Net property, plant and equipment ..........      1,378,761       3,855,808
Other assets ........................................             --          85,930
                                                        ------------    ------------

                                                        $  2,858,327    $ 12,145,773
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current installments of long-term debt ............   $    182,959    $     34,469
  Accounts payable ..................................        267,956         532,039
  Income taxes payable ..............................             --         352,375
  Accrued sales and liquor taxes ....................        116,474         132,407
  Accrued payroll and taxes .........................        127,951         266,597
  Accrued expenses ..................................        166,261          29,420
                                                        ------------    ------------

         Total current liabilities ..................        861,601       1,347,307
                                                        ------------    ------------

Long-term debt ......................................         62,486              --
Deferred income taxes ...............................             --          35,577
Deferred franchise fees .............................             --          42,500

Stockholders' equity:
  Preferred stock, $.01 par value,
    1,000,000 shares authorized .....................             --              --
  Capital stock, $0.01 par value, 20,000,000 shares
    authorized, 4,732,705 shares issued at
    December 27, 1996 ...............................        141,660          47,327
  Additional paid-in capital ........................      2,069,922      20,685,610
  Retained earnings (deficit) .......................        (77,342)      1,337,452
  Treasury stock, cost of 1,135,000 shares
    at December 27, 1996 ............................       (200,000)    (11,350,000)
                                                        ------------    ------------
         Total stockholders' equity .................      1,934,240      10,720,389
                                                        ------------    ------------

                                                        $  2,858,327    $ 12,145,773
                                                        ============    ============


          See accompanying notes to consolidated financial statements.

                           CASA OLE RESTAURANTS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE FISCAL YEARS ENDED DECEMBER 30, 1994,
                    DECEMBER 29, 1995 AND DECEMBER 27, 1996



                                              1994            1995            1996
                                          ------------    ------------    ------------
Revenues:
  Restaurant sales ....................   $ 17,420,507    $ 16,690,682    $ 17,573,911
  Franchise fees and royalties ........        884,979         929,880         997,524
  Other ...............................         66,790          68,986          90,474
                                          ------------    ------------    ------------
                                            18,372,276      17,689,548      18,661,909
Costs and expenses (see note 7 for
  related party costs):
  Cost of sales .......................      4,427,179       4,198,412       4,405,330
  Restaurant operating expenses .......     10,263,936       9,790,998       9,608,834
  General and administrative ..........      2,221,955       1,986,958       2,081,161
  Depreciation and amortization .......        341,803         266,389         208,132
  Restaurant closure costs ............        265,361              --              --
                                          ------------    ------------    ------------
                                            17,520,234      16,242,757      16,303,457
                                          ------------    ------------    ------------

         Operating income .............        852,042       1,446,791       2,358,452
                                          ------------    ------------    ------------

Other income (expense):
  Interest ............................        (47,277)        (38,531)        253,655

  Other, net ..........................        190,642          71,198         114,232
                                          ------------    ------------    ------------
                                               143,365          32,667         367,887
                                          ------------    ------------    ------------

Income before income tax expense ......        995,407       1,479,458       2,726,339
Income tax expense ....................         68,375          75,000         858,153
                                          ------------    ------------    ------------

         Net income ...................   $    927,032    $  1,404,458    $  1,868,186
                                          ============    ============    ============

Pro forma income statement data:
  Net income as reported ..............                   $  1,404,458    $  1,868,186
  Pro forma adjustments:
    Compensation and related party
      expense arrangements ............                        820,000         161,700
    Provision for income taxes ........                       (775,799)       (210,422)

  Pro forma net income ................                   $  1,448,659    $  1,819,464
                                                          ============    ============

  Pro forma net income per share ......                   $        .52    $        .54
                                                          ============    ============
  Pro forma weighted average number
    of shares .........................                      2,793,116       3,384,977
                                                          ============    ============





          See accompanying notes to consolidated financial statements.

                           CASA OLE RESTAURANTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE FISCAL YEARS ENDED DECEMBER 30, 1994,
                    DECEMBER 29, 1995 AND DECEMBER 27, 1996



                                                         ADDITIONAL      RETAINED                         TOTAL
                                          CAPITAL         PAID-IN        EARNINGS       TREASURY       STOCKHOLDERS'
                                           STOCK          CAPITAL        (DEFICIT)        STOCK           EQUITY
                                       ------------    ------------    ------------    ------------    ------------
Balances at December 31, 1993 ......   $    141,660    $  1,026,806    $    972,248    $    (50,000)   $  2,090,714
  Net income .......................             --              --         927,032              --         927,032
  Capital contribution .............             --         584,128              --              --         584,128
  Distributions paid ...............             --              --      (1,838,256)             --      (1,838,256)
  Treasury stock purchased .........             --              --              --        (150,000)       (150,000)
                                       ------------    ------------    ------------    ------------    ------------

Balances at December 30, 1994 ......        141,660       1,610,934          61,024        (200,000)      1,613,618
  Net income .......................             --              --       1,404,458              --       1,404,458
  Capital contribution .............             --         458,988              --              --         458,988
  Distributions paid ...............             --              --      (1,542,824)             --      (1,542,824)
                                       ------------    ------------    ------------    ------------    ------------

Balances at December 29, 1995 ......        141,660       2,069,922         (77,342)       (200,000)      1,934,240
  Net income .......................             --              --       1,868,186              --       1,868,186
  Issuance of Common Stock .........         20,000      21,980,000              --              --      22,000,000
  Offering costs and adjustments ...       (114,333)     (1,916,250)       (453,392)        200,000      (2,283,975)
  Warrants issued ..................             --          35,977              --              --          35,977
  Treasury stock purchased .........             --              --              --     (11,350,000)    (11,350,000)
  Distributions paid ...............             --      (1,484,039)             --              --      (1,484,039)
                                       ------------    ------------    ------------    ------------    ------------

Balances at December 27, 1996 ......   $     47,327    $ 20,685,610    $  1,337,452    $(11,350,000)   $ 10,720,389
                                       ============    ============    ============    ============    ============





          See accompanying notes to consolidated financial statements.

                           CASA OLE RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE FISCAL YEARS ENDED DECEMBER 30, 1994,
                    DECEMBER 29, 1995 AND DECEMBER 27, 1996


                                                             1994            1995            1996
                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................   $    927,032    $  1,404,458    $  1,868,186
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization ....................        341,803         266,389         208,132
    Restaurant closure costs .........................        265,361              --              --
    (Gain) loss on sale of fixed assets ..............        (52,010)            (54)         28,068
    Deferred income taxes ............................             --              --          35,577
  Changes in assets and liabilities:
    Royalties receivable .............................         (2,803)        (42,142)         15,729
    Receivable from affiliates .......................         17,581          42,351          18,701
    Other receivables ................................          2,463         (21,284)       (161,733)
    Inventory ........................................         20,519         (10,587)        (37,033)
    Prepaids and other current assets ................        (23,768)        (23,848)       (176,122)
    Accounts payable .................................        (48,821)        (39,430)        264,083
    Accrued expenses and other liabilities ...........        (59,156)         54,601         370,113
    Other assets .....................................             --          35,150         (95,022)
    Deferred franchise fees ..........................             --              --          42,500
                                                         ------------    ------------    ------------
         Total adjustments ...........................        461,169         261,146         512,993
                                                         ------------    ------------    ------------
         Net cash provided by operating activities ...      1,388,201       1,665,604       2,381,179
                                                         ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from collection (issuance)
    of notes receivable ..............................             --         (38,964)         38,964
  Purchase of property, plant and equipment ..........       (157,482)       (103,749)     (2,764,152)
  Purchase of marketable securities ..................             --              --      (1,007,255)
  Proceeds from sale of property, plant
    and equipment ....................................         85,000           9,500           6,100
                                                         ------------    ------------    ------------
         Net cash used in investing activities .......        (72,482)       (133,213)     (3,726,343)
                                                         ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution ...............................        245,400         193,627              --
  Payment of distributions ...........................     (1,756,278)     (1,542,824)     (1,484,039)
  Payments of notes payable ..........................       (183,989)       (127,106)       (157,079)
  Proceeds from issuance of Common Stock .............             --              --      19,752,002
  Purchase of treasury stock .........................        (25,000)             --     (11,350,000)
                                                         ------------    ------------    ------------
         Net cash provided by (used in)
             financing activities ....................     (1,719,867)     (1,476,303)      6,760,884
                                                         ------------    ------------    ------------
         Increase (decrease) in cash and
            cash equivalents .........................       (404,148)         56,088       5,415,720
Cash and cash equivalents at beginning of year .......      1,351,645         947,497       1,003,585
                                                         ------------    ------------    ------------
Cash and cash equivalents at end of year .............   $    947,497    $  1,003,585    $  6,419,305
                                                         ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year:
    Interest .........................................   $     26,874    $     28,134    $     24,051
    Income taxes .....................................         52,106          36,417         390,000
  Non-cash financing activities:
    Note issued for repurchase of capital stock ......   $    125,000    $         --    $         --
    Investment distributed as dividend in-kind .......         81,978              --              --
    Liability assumption/capital contribution ........        338,728         265,361              --
    Exchange of equipment for note balance ...........             --              --          53,897


          See accompanying notes to consolidated financial statements.

                           CASA OLE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 30, 1994, DECEMBER 29, 1995 AND DECEMBER 27, 1996


(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)  Description of Business

         On February 16, 1996, Casa Ole Restaurants, Inc. was incorporated in the state of Texas, and on April 24, 1996, its initial public offering of 2,000,000 shares of Common Stock became effective. Casa Ole Restaurants, Inc. is the holding company for Casa Ole Franchise Services, Inc. and twelve subsidiary restaurant operating corporations (collectively the "Company").
Casa Ole Franchise Services, Inc. was incorporated in 1977, and derives its revenues from the collection of franchise fees under a series of protected location franchise agreements and from the sale of restaurant accessories to the franchisees of those protected location franchise agreements. The Casa Ole restaurants feature moderately priced Mexican and Tex-Mex food served in a casual, family atmosphere. The first restaurant was opened in 1973.

         (b)  Principles of Consolidation

         The consolidated financial statements include the accounts of Casa Ole Restaurants, Inc. and its wholly-owned subsidiaries, after elimination of all significant intercompany transactions. For years prior to fiscal 1996, the financial statements are combined and include the operations of four restaurants that were closed prior to the public offering and do not constitute the ongoing operations of the Company.

         The reorganization of the Company in preparation for the initial public offering was accounted for as a contribution to Casa Ole Restaurants, Inc. at historical cost. The financial statements presented herein reflect the assets, liabilities and operations of the entities presented at their historical values consistent with the requirements of Staff Accounting Bulletin Number 48.

         (c)  Fiscal Year

         The Company maintains its accounting records on a 52/53 week fiscal year ending the last Friday in December.

         (d)  Cash Equivalents

         For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         (e)  Inventory

         Inventory, which is comprised of food and beverages, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Miscellaneous restaurant supplies are included in inventory and valued on a specific identification basis.

         (f)  Pre-opening Costs

         Costs, primarily the hiring and training of employees, associated with the opening of a new restaurant are deferred and amortized over a one-year period commencing with the opening of each respective restaurant.

         (g)  Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation on buildings and improvements is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized straight- line over the shorter of the lease term plus options or estimated useful life of the assets, and depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets.

         Buildings and improvements ..................     15-31 years
         Vehicles ....................................         5 years
         Equipment ...................................       5-7 years
         Leasehold improvements ......................     10-31 years

         Significant expenditures that add materially to the utility or useful lives of property, plant and equipment are capitalized. All other maintenance and repair costs are charged to current operations. The cost and related accumulated depreciation of assets replaced, retired or otherwise disposed of are eliminated from the property accounts and any gain or loss is reflected as other income and expense.

                           CASA OLE RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         (h)  Income Taxes

         Prior to the Company's reorganization, substantially all the companies had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been provided for these entities prior to the reorganization, as the shareholders of these entities have included the income on their personal income tax returns. Federal income taxes for the companies that were C corporations are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. State income taxes have been provided for all entities.

         The S corporation elections terminated on the effective date of the Company's reorganization, April 24, 1996. Accordingly, a pro forma provision for federal and state income taxes, using a 37% effective tax rate, is presented as if the Company was taxed as a C corporation. Subsequent to the reorganization, federal income taxes are provided based on the asset and liability method of accounting pursuant to SFAS No. 109.

         (i)  Pro Forma Data

         The pro forma income statement data reflects adjustments to compensation and related party expense arrangements and reflects an adjustment to the provision for income taxes as discussed above.

         (j)  Franchise Fees

         Franchise fee revenue from an individual franchise sale is recognized when all services relating to the sale have been performed and the restaurant has commenced operation. Initial franchise fees relating to area franchise sales are recognized ratably in proportion to services that are required to be performed pursuant to the area franchise or development agreements and proportionately as the restaurants within the area are opened.

         (k)  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (l)  Fair Value of Financial Instruments

         The carrying value of financial instruments (cash, receivables, accounts payable, etc.) approximates fair value due to the short duration of these instruments.

         (m)  Pro Forma Net Income per Share

         For fiscal 1996, both primary and fully diluted net income per share are based on the weighted average number of shares outstanding during the year increased by dilutive common equivalent shares (stock options and warrants) determined using the treasury stock method. Because of the April offering date, the shares outstanding for the first quarter were approximately 865,000 shares less than the number outstanding at the end of the year.

         For fiscal 1995, pro forma weighted average shares include the 2,732,705 shares that were issued pursuant to the reorganization of the Company and 60,411 shares assumed to be issued at the initial public offering price of $11.00 per share (after deducting the estimated underwriting discount), to fund a 1995-related S corporation distribution of approximately $618,000.

(2)  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 29, 1995 and December 27, 1996 were as follows:

                                                       1995            1996
                                                    -----------    ------------
         Land ..................................   $    271,584   $     882,297
         Buildings and improvements ............      1,040,144       1,997,677
         Vehicles ..............................         23,050          25,850
         Equipment and smallwares ..............      2,732,653       3,511,847
         Leasehold improvements ................        720,275         848,220
         Construction in progress ..............             --          60,870
                                                    -----------    ------------
                  Total ........................    $ 4,787,706    $  7,326,761
                                                    ===========    ============

                           CASA OLE RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(3)  LONG-TERM DEBT

         Long-term debt consists of the following at December 29, 1995 and December 27, 1996:

                                                                               1995          1996
                                                                            ----------   -----------
Notes payable to bank, principal and interest due monthly
  in the amount of $3,585, interest at 10.0%, due
  through September 1997 ................................................   $   66,144   $        --
Note payable to individual, principal and interest due monthly
  in the amount of $3,975, interest at 9.0%, due through October 1997 ...       76,966        34,469
Note payable to stockholder, interest at 9.0%, due on demand ............       52,751            --
Note payable to stockholder, interest at 9.0%, due on demand ............        7,500            --
Note payable to stockholder, non-interest bearing due on demand .........       40,000            --
Other ...................................................................        2,084            --
                                                                            ----------   -----------
        Total long-term debt ............................................      245,445        34,469
Less current installments ...............................................      182,959        34,469
                                                                            ----------   -----------
        Long-term debt, excluding current installments ..................   $   62,486   $        --
                                                                            ==========   ===========

         In July 1996, the Company entered into a $10 million unsecured credit agreement with NationsBank of Texas, N.A. The facility is divided into a $4 million Revolving Line of Credit (the "Revolver) and a $6 million Advised Guidance Loan Commitment (the "Guidance Loan"). The Revolver is to be used for general corporate purposes, including the construction or acquisition of new restaurants, and can be drawn on, with interest only payments, through May 31, 1998, at which time the balance will be placed in a four-year term note. The Guidance Loan can be used at any time through May 31, 1998, to acquire certain operations of a specified franchisee. Any draws will be placed in a five-year term note from the date of funding. The interest rate on both components of the agreement is either the prime rate or LIBOR plus a stipulated percentage. The Company is subject to a non-use fee of 0.25% on the unused portion of the Revolver from the date of the agreement. At the time of funding of the Guidance Loan, there will be a one time fee of 0.25%. Within the terms of the agreement, the Company must meet certain financial covenants. As of the balance sheet date, the Company had not made any draws on the Revolver or the Guidance Loan.

(4)  INCOME TAXES

         The provision for income tax expense is summarized as follows for fiscal years 1994, 1995 and 1996:

                                            1994          1995         1996
                                        -----------   -----------   ----------
Current:
    Federal .........................   $        --   $        --   $  659,303
    State and local .................        68,375        75,000      163,273
Deferred ............................            --            --       35,577
                                        -----------   -----------   ----------
                                        $    68,375   $    75,000   $  858,153
                                        ===========   ===========   ==========

         The actual income tax expense differs from expected income tax expense computed by applying the U.S. federal corporate tax rate to income before income tax expense as follows for fiscal year 1996:

                                                                         1996
                                                                       ---------
         Expected tax expense ......................................   $ 927,000
         Subchapter S corporation status until April 24, 1996 ......    (205,156)
         State tax expense, net ....................................     107,773
         Other .....................................................      28,536
                                                                       ---------
                                                                       $ 858,153
                                                                       =========

         The Company's deferred tax liability of $35,577 represents excess tax depreciation over financial statement depreciation. Prior to April 24, 1996, the Company was comprised of 13 separate entities that were primarily S corporations. For pro forma presentation purposes, taxes for the year ended December 29, 1995, and the period ended April 23, 1996, are assumed to be provided using a 37% effective tax rate.

                           CASA OLE RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(5)  COMMON STOCK, OPTIONS AND WARRANTS

         In April 1996, the Company completed an initial public offering of 2,000,000 shares of Common Stock. Immediately prior to the effectiveness of the Registration Statement, there was an exchange of shares by the shareholders of the prior corporations for proportional shares of the Company. Immediately following the effectiveness of the Registration Statement, the Company redeemed shares held by Michael D. Domec for an aggregate $11.35 million. These shares are reflected in treasury at December 27, 1996.

         (a) 1996 Long Term Incentive Plan

         The Board of Directors and shareholders of the Company have approved the Casa Ole 1996 Long Term Incentive Plan (the "Incentive Plan"). The Incentive Plan authorizes the granting of up to 320,000 shares of Common Stock in the form of incentive stock options and non-qualified stock options to key executives and other key employees of the Company, including officers of the Company and its subsidiaries. The purpose of the Incentive Plan is to attract and retain key employees, to motivate key employees to achieve long-range goals and to further align the interests of key employees with those of the other shareholders of the Company. Options granted under the Incentive Plan will vest and become exercisable at the rate of 10% on the first anniversary of the date of grant, 15% on the second anniversary of the date of grant, and 25% on each of the third through fifth anniversaries of the date of grant. At the balance sheet date, the Company had granted 288,908 shares under the Incentive Plan, with option prices ranging from $11.00 to $13.25 per share. No portion of the options have yet vested. The Incentive Plan will terminate on December 31, 2005.

         (b) Stock Option Plan for Non-Employee Directors

         The Company has adopted the Casa Ole Stock Option Plan for Non-Employee Directors (the "Directors Plan") for its outside directors and has reserved 100,000 shares of Common Stock for issuance thereunder. The Directors Plan provides that each outside director will automatically be granted an option to purchase 10,000 shares of Common Stock at the time of becoming a director. These options will be exercisable in 20% increments at the initial public offering price of $11.00 per share and will vest equally over the five-year period from the date of grant. Except with respect to the initial outside directors options granted as described in the preceding sentences, each outside director will automatically receive options to purchase 3,000 shares of Common Stock annually immediately following his or her reelection to the Board and after his or her first three years of service, exercisable at the fair market value of the Common Stock at the close of business on the date immediately preceding the date of grant (the initial outside directors will be eligible for such grants once their initial options have fully vested). Such annual options will vest at the conclusion of the outside director's annual term. All stock options granted pursuant to the Directors Plan will be nonqualified stock options and will remain exercisable until the earlier of ten years from the date of grant or six months after the optionee ceases to be a director of the Company. At the balance sheet date, the Company had granted 20,000 shares under the Directors Plan, at an option price of $11.00 per share, none of which have yet vested.

         (c) 1996 Manager's Stock Option Plan

         The Company has adopted the 1996 Manager's Stock Option Plan (the "Manager's Plan") specifically for its store- level managers. The Manager's Plan authorizes the granting of up to 200,000 shares of Common Stock in the form of non- qualified stock options to store-level managers of the Company. The purpose of the Manager's Plan is to attract, retain and motivate restaurant managers to achieve long-range goals and to further align the interests of those employees with those of the other shareholders of the Company. Options granted under the Manager's Plan will generally vest and become exercisable at the rate of 10% on the first anniversary of the date of grant, 15% on the second anniversary of the date of grant, and 25% on each of the third through fifth anniversaries of the date of grant. At the balance sheet date, the Company had not yet granted options under the Manager's Plan.

         (d) Warrants

In conjunction with the initial public offering, the Company entered into war.aNeebgandmTexs with Louis P Mex, a limited liability company of which John
C. Textor (a member of the Board of Directors) is a principal, pursuant to which Mr. Neeb and Tex-Mex acquired warrants to purchase shares of Common Stock at the initial public offering ($11.00 per share) price less the amount paid for the warrant ($.10 per share) for an aggregate amount of Common Stock equal to ten percent (10%) of the shares of Common Stock of the Company outstanding upon consummation of the initial public offering, such shares to be allocated 5%, or 179,885 shares, to Mr. Neeb and 5%, or 179,885 shares, to Tex-Mex. The Company's warrants to Mr. Neeb become exercisable on the second anniversary of the initial public offering, and the Company's warrants to Tex-Mex become exercisable on the first anniversary of the initial public offering.

                           CASA OLE RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         (e) SFAS No. 123.  "Accounting for Stock-Based Compensation"

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost has been recognized for stock options or warrants. Had compensation cost for the Company's outstanding stock options and warrants been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                             1996
                                                                             ----
         Pro forma net income - as reported ............................  $1,819,464
         Pro forma net income - pro forma for SFAS No. 123 .............  $1,309,931
         Pro forma net income per share - as reported ..................       $0.54
         Pro forma net income per share - pro forma for SFAS No. 123 ...       $0.39

         The weighted average fair value of the options and warrants granted during 1996 is estimated at $3.69 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 25.0%, risk-free interest rate of 6.5% and an expected life of 5 years for options and 4 years for warrants.

(6)  LEASES

         The Company leases restaurant operating space and equipment under noncancelable operating leases which expire at various dates through June 2005.

         The restaurant operating space base agreements typically provide for a minimum lease rent plus common area maintenance, insurance, and real estate taxes, plus additional percentage rent based upon revenues of the restaurant (generally 2% to 7%) and may be renewed for periods ranging from five to fifteen years.

         Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 27, 1996 are:

         1997 ..............................................   $  892,000
         1998 ..............................................      778,000
         1999 ..............................................      613,000
         2000 ..............................................      548,000
         2001 ..............................................      520,000
         Thereafter ........................................    1,696,000
                                                               ----------
                                                               $5,047,000
                                                               ==========


         Rent expense for restaurant operating space and equipment amounted to $1,170,825, $1,170,269 and $1,137,891 for the fiscal years 1994, 1995 and 1996, respectively.

(7)  RELATED PARTY TRANSACTIONS

         Casa Ole Management Services, Inc. (COMS), owned jointly by two Company shareholders, provided supervisory and administrative services to Casa Ole Franchise Services, Inc. and the Casa Ole restaurants. COMS was dissolved as of December 30, 1994. Expenses paid to COMS amounted to $522,457 in fiscal 1994.

         MDD Investments, Inc., a corporation formed in 1991 by a Company shareholder, charged fees directly to certain Casa Ole restaurants owned by the shareholder. Net amounts paid to MDD Investments, Inc. in fiscal 1994, 1995 and 1996 (prior to the offering) were $322,040, $302,962 and $102,759, respectively.

         Bay Area Management, Inc., owned entirely by the brother of a Company shareholder and director, provides accounting and administrative services on a fee basis, to all of the Company-owned Casa Ole restaurants and some franchise entities. Amounts paid to Bay Area Management, Inc. by the Company in fiscal 1994, 1995 and 1996 were $162,016, $117,683 and $177,707, respectively.

                           CASA OLE RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         Four restaurants that operated under the Casa Ole name were closed prior to the reorganization of the Company and were not part of the reorganization. However, for reporting purposes, the results of those restaurants have been included in the years in which those units were open.
The obligations associated with the Non-contributed Restaurants were not assumed by the Company in the case of the closed Abilene and Midland restaurants and have been indemnified against by Larry N. Forehand in the case of the closed Lubbock and The Woodlands restaurants. Restaurant closure costs, primarily representing continuing lease payment commitments and leasehold abandonment costs were accrued in fiscal 1994 in conjunction with the formulation of closure plans. Cash requirements of these restaurants, created primarily by the losses incurred by these restaurants, were funded by the two principal shareholders and have been recorded in the combined financial statements as capital contributions.

         The Company leases its executive offices from a company owned by two shareholders of Casa Ole Restaurants, Inc. Net lease expense related to these facilities in fiscal 1994, 1995 and 1996 was $72,000, $57,500 and $50,375, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CASA OLE RESTAURANTS, INC.

                                        By: /s/  Louis P. Neeb
                                           ------------------------------------
                                           Louis P. Neeb,
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer


                               POWER OF ATTORNEY

         KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis P. Neeb, Patrick A. Morris and Stacy M. Riffe, and each of them, such individual's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such individual and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K under the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


       SIGNATURE                       TITLE                        DATE
       ---------                       -----                        ----
/s/  Louis P. Neeb          Chairman of the Board of
-------------------------   Directors and Chief Executive
Louis P. Neeb               Officer (Principal Executive
                            Officer)                             March 17, 1997



/s/  Larry N. Forehand      Founder and Vice Chairman of the
-------------------------   Board of Directors                   March 17, 1997
Larry N. Forehand


/s/  Patrick A. Morris      Director, President and Chief
-------------------------   Executive Officer                    March 17, 1997
Patrick A. Morris


/s/  Stacy M. Riffe         Vice President, Chief Financial
-------------------------   Officer, Secretary and Treasurer
Stacy M. Riffe              (Principal Financial Officer and
                            Principal Accounting Officer)        March 17, 1997


/s/  John C. Textor         Director                             March 17, 1997
-------------------------
John C. Textor


/s/  Michael D. Domec       Director                             March 17, 1997
-------------------------
Michael D. Domec


/s/  J. J. Fitzsimmons      Director                             March 17, 1997
-------------------------
J. J. Fitzsimmons


/s/  Richard E. Rivera      Director                             March 17, 1997
-------------------------
Richard E. Rivera

                              INDEX TO EXHIBITS



   EXHIBIT
   NUMBER                   DESCRIPTION
   -------                  -----------
     ++3.1   Articles of Incorporation of the Company.

     ++3.2   Bylaws of the Company.

     ++4.1   Specimen of Certificate of Common Stock of the Company.

     ++4.2 Articles of Incorporation of the Company (see 3.1 above).

     ++4.3   Bylaws of the Company (see 3.2 above).

    ++10.1 Employment Agreement by and between the Company and Louis P. Neeb dated February 28, 1996.

    ++10.2 Employment Agreement by and between the Company and Patrick A. Morris dated February 28, 1996.

    ++10.3 Employment Agreement by and between the Company and Stacy M. Riffe dated February 28, 1996.

    ++10.4   Indemnity Agreement by and between the Company and Louis
             P. Neeb dated as of April 10, 1996.

    ++10.5   Indemnity Agreement by and between the Company and Larry
             N. Forehand dated as of April 10, 1996.

    ++10.6   Indemnity Agreement by and between the Company and John
             C. Textor dated as of April 10, 1996.

    ++10.7 Indemnity Agreement by and between the Company and Patrick A. Morris dated as of April 10, 1996.

    ++10.8 Indemnity Agreement by and between the Company and Michael D. Domec dated as of April 10, 1996.

    ++10.9   Indemnity Agreement by and between the Company and Stacy
             M. Riffe dated as of April 10, 1996.

    ++10.10  Indemnity Agreement by and between the Company and J.J.
             Fitzsimmons dated as of April 10, 1996.

    ++10.11 Indemnity Agreement by and between the Company and Richard E. Rivera dated as of April 10, 1996.

    ++10.12 Corrected Warrant Agreement by and between the Company and Louis P. Neeb dated as of February 26, 1996.

    ++10.13 Corrected Warrant Agreement by and between the Company and Tex-Mex Partners, L.C. dated as of February 26, 1996.

    ++10.14  Form of the Company's Multi-Unit Development Agreement.

    ++10.15  Form of the Company's Franchise Agreement.

   +++10.16  1996 Long Term Incentive Plan.

   +++10.17  Stock Option Plan for Non-Employee Directors.

    ++10.18  Lease Agreement, dated July 15, 1977, between Weingarten
             Realty, Inc. and Fiesta Restaurants, Inc., for property located at 1020 Federal Road, Houston, Texas (Casa Ole No. 4).

    ++10.19  Lease Agreement, dated July 12, 1978, between W & W
             Investments, a Texas partnership, and Fiesta Restaurants, Inc., for property located at 2727 John Ben Shepperd Pkwy, Odessa,
             Texas (Casa Ole No. 8).

    ++10.20  Lease Agreement, dated August 11, 1986, between
             Hartford-Lubbock Limited Partnership, a Texas limited partnership, and Casa Ole No. 10, Inc., for property located at 4413 South Loop 289, Lubbock, Texas (Casa Ole No. 10).

    ++10.21  Lease Agreement, dated July 29, 1983, between Phil R. Kensinger,
             Trustee, and Quality Mexican Restaurants, Inc., for property located at 12203 Murphy Rd., Stafford, Texas (Casa Ole No. 13).

    ++10.22  Lease Agreement, dated July 17, 1987, between Leroy Melcher and
             Fiesta Restaurants, Inc., for property located at 3121 Palmer Hwy,
             Texas City, Texas (Casa Ole No. 14).

    ++10.23  Lease Agreement, dated February 17, 1981, between Eldred Doty, wife
             Joyce C. Doty and Fiesta Restaurants, Inc., for property located at
             3121 Palmer Hwy, Texas City, Texas (Casa Ole No. 14).

    ++10.24 Lease Agreement, dated May 16, 1983, between CBL Management, Inc., a Tennessee corporation, and Fiesta Restaurants, Inc., d/b/a Casa
             Ole, for property located at Post Oak Mall #3026, College Station,
             Texas (Casa Ole No. 22).

    ++10.25  Lease Agreement, dated June 5, 1985, between David Z. Mafrige
             Interests and Fiesta Restaurants, Inc., for property located at 12350 Gulf Freeway, Houston, Texas (Casa Ole No. 28).

    ++10.26  Lease Agreement, dated March 13, 1985, between Plantation Village
             Plaza Joint Venture and Fiesta Restaurants, Inc., for property located at 415 This Way, Lake Jackson, Texas (Casa Ole No. 29).

    ++10.27  Lease Agreement, dated August 6, 1985, between Dalsan
             Properties--Waco II, Service Life and Casualty Insurance Co. and
             Casa Ole No 34, Inc., for property located at 414 N. Valley Mills
             Dr., Waco, Texas (Casa Ole No. 34).

    ++10.28  Lease Agreement, dated May 6, 1976, between Federated Store Realty,
             Inc., Prudential Insurance Company of America and Fiesta
             Restaurants, Inc., for property located at 263 Greenspoint Mall,
             Houston, Texas (Casa Ole No. 35).

    ++10.29  Lease Agreement, dated May 30, 1989, between Temple Mall Company, a
             Texas General Partnership, and Casa Ole Franchise Services, Inc., for property located at 3049 S. 31st Street, Temple, Texas (Casa
             Ole No. 37).


    ++10.30  Lease Agreement, dated May 3, 1995, between CO Properties No. 3, a
             Texas general partnership, and Casa Ole Franchise Services, Inc., for property located at 1135 Edgebrook, Houston, Texas.

    ++10.31  Corrected Warrant Agreement by and between Larry N. Forehand and
             Louis P. Neeb dated as of February 26, 1996.

    ++10.32  Corrected Warrant Agreement by and between Larry N. Forehand and
             Tex-Mex Partners, L.C. dated as of February 26, 1996.

    ++10.33  Corrected Warrant Agreement by and between Larry N.
             Forehand and Patrick A. Morris dated as of February 26,
             1996.

    ++10.34  Corrected Warrant Agreement by and between Larry N.
             Forehand and Stacy M. Riffe dated as of February 26,
             1996.

    ++10.35 Indemnification letter agreement by Larry N. Forehand dated April 10, 1996.

     +10.36 1996 Manager's Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Company's Form S-8
             Registration Statement Under the Securities Act of 1933, dated February 24, 1997, filed by the Company with the Securities and Exchange Commission).

     *10.37  Lease Agreement, dated June 21, 1996, between Sam Jack
             McGlasson and Casa Ole Restaurants, Inc., for property located at 725 North Loop 340, Bellmead, Texas (Casa Ole
             No. 51).

     *10.38  Amended Lease Agreement, dated November 7,1996, between
             The Prudential Insurance Company of America, by and through its Agent, Terranomics Retail Services, Inc. and
             Casa Ole Restaurants, Inc., for property located at 263
             Greenspoint Mall, Houston, Texas (Casa Ole No. 35).

     *10.39  Assignment of Lease and Consent to Assign, dated October
             11, 1996, between Roy M. Smith and W.M.  Bevly d/b/a
             Padre Staples Mall (landlord) and Pepe, Inc. d/b/a Casa
             Ole Restaurant and Cantina (tenant/assignor) and Jack
             Goodwin (guarantor) and Casa Ole No. 29, Inc., for property located at 1184 Padre Staples Mall, Corpus
             Christi, Texas (Casa Ole No. 36).

     *10.40 Option Contract and Agreement dated January 11, 1997, between Casa Ole of Beaumont, Inc., a Texas corporation, and Casa Ole Restaurants, Inc.

     *10.41 $750,000 Promissory Note, dated December 30, 1996, between Casa Ole No. 29, Inc. and Rainbolt, Inc. for the purchase of Victoria, Texas restaurant (Casa Ole No.
             15).

      10.42 Credit Agreement Between Casa Ole Restaurants, Inc., as the Borrower, and NationsBank of Texas, N.A., as the Bank, for $10,000,000, dated July 10, 1996 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q
             Quarterly Report Under the Securities Exchange Act of
             1934, dated August 22, 1996, filed by the Company with the Securities and Exchange Commission).

     *10.43  Amendment No. 1, dated January 13, 1997, to the Credit
             Agreement Between Casa Ole Restaurants, Inc., as the
             Borrower, and NationsBank of Texas, N.A., as the Bank, for $10,000,000, dated July 10, 1996.

     *11.1   Statement re Computation of Net Income Per Share.

    ++21.1 List of subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Company's Form S-1
             Registration Statement Under the Securities Act of 1933, dated April 24,1996, filed by the Company with the Securities and Exchange Commission).

     *23.1   Consent of KPMG Peat Marwick LLP.

     *24.1 Power of Attorney (included on the signature page to this Form 10-K).

     *27.1   Financial Data Schedule.

---------------
*   Filed herewith.
++ Incorporated by reference to corresponding Exhibit number of the Company's Form S-1 Registration Statement Under the Securities Act of 1933, dated April 24, 1996, filed by the Company with the Securities and Exchange Commission.
+   Management contract or compensatory plan or arrangement.