Form 10-Q
period 1997-04-18
CASA OLE RESTAURANTS INC
filed 1997-06-02
CIK 1009244

                                 UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended APRIL 18, 1997

                                       OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    -----------

                        Commission file number: 0-28234

                           CASA OLE RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

           TEXAS                                        76-0493269
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

       1135 EDGEBROOK, HOUSTON, TEXAS                      77034-1899
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

Number of shares outstanding of each of the issuer's classes of common stock, as of May 29, 1997: 3,597,705 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          CASA OLE' RESTAURANTS, INC.

                            COMBINED BALANCE SHEETS

ASSETS                                                       12/27/96           4/18/97
                                                           ------------     ------------
                                                                             (UNAUDITED)
Current assets:
      Cash and cash equivalents                            $  6,419,305     $  4,540,243
      Marketable securities (approximates fair value)         1,007,255        1,031,838
      Royalties receivable                                      110,254          174,073
      Receivables from affiliates                                14,000           18,000
      Other receivables                                         195,287          176,843
      Notes receivable                                             --            115,000
      Inventory                                                 197,475          207,667
      Prepaid expenses and other current assets                 260,459          316,293
                                                           ------------     ------------
           Total current assets                               8,204,035        6,579,957
                                                           ------------     ------------

Property, plant and equipment                                 7,326,761        9,210,035
      Less accumulated depreciation                           3,470,953        3,570,327
                                                           ------------     ------------
           Net property, plant and equipment                  3,855,808        5,639,708
Other assets                                                     85,930          657,356
                                                           ============     ============
                                                           $ 12,145,773     $ 12,877,021
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt               $     34,469     $    184,306
      Accounts payable                                          532,039          448,250
      Income taxes payable                                      352,375           43,371
      Accrued sales and liquor taxes                            132,407          106,430
      Accrued payroll and taxes                                 266,597          265,171
      Accrued expenses                                           29,420           57,045
                                                           ------------     ------------
           Total current liabilities                          1,347,307        1,104,573
                                                           ------------     ------------

Long-term debt                                                     --            450,000
Deferred income taxes                                            35,577           35,577
Deferred franchise fees                                          42,500           42,500

Stockholders' equity:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized                                              --               --
      Capital stock, $0.01 par value, 20,000,000 shares          47,327           47,327
           authorized, 4,732,705 shares issued
      Additional paid-in capital                             20,685,610       20,685,610
      Retained earnings                                       1,337,452        1,861,434
      Treasury stock, cost of 1,135,000 shares              (11,350,000)     (11,350,000)
                                                           ------------     ------------
           Total stockholders' equity                        10,720,389       11,244,371
                                                           ------------     ------------

                                                           $ 12,145,773     $ 12,877,021
                                                           ============     ============

                          CASA OLE' RESTAURANTS, INC.

                         COMBINED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                      16-WEEK PERIODS ENDED
                                                      4/19/96        4/18/97
                                                    -----------     ----------
Revenues:
       Restaurant sales                             $ 5,113,540     $6,668,193
       Franchise fees                                   232,188        333,132
       Other                                             19,672         20,708
                                                    -----------     ----------
                                                      5,365,400      7,022,033
                                                    -----------     ----------

Costs and expenses:
       Cost of sales                                  1,133,088      1,462,107
       Restaurant operating expenses                  2,939,752      3,905,191
       General and administrative                       722,254        743,174
       Depreciation and amortization                     54,435        132,952
                                                    -----------     ----------
                                                      4,849,529      6,243,424
                                                    -----------     ----------
             Operating income                           515,871        778,609
                                                    -----------     ----------

Other income (expense):
       Interest                                         (13,828)        58,644
       Other, net                                       101,356          2,724
                                                    -----------     ----------
                                                         87,528         61,368
                                                    -----------     ----------
Income before income tax expense                        603,399        839,977
Income tax expense                                       72,665        315,995
                                                    -----------     ----------

             Net income                             $   530,734     $  523,982
                                                    ===========     ==========

Pro forma income statement data:
       Net income as reported                       $   530,734     $  523,982
       Pro forma adjustments:
             Compensation and related party
               expense arrangements                     161,700           --
             Provision for income taxes                (210,422)          --
                                                    -----------     ----------
       Pro forma net income                         $   482,012     $  523,982
                                                    ===========     ==========
       Pro forma net income and
          net income per common share               $      0.17     $     0.15
                                                    ===========     ==========
       Pro forma weighted average and weighted
          average number of common shares             2,793,116      3,597,944
                                                    ===========     ==========

                          CASA OLE' RESTAURANTS, INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        16-WEEK PERIODS ENDED
                                                                       4/19/96         4/18/97
                                                                     -----------     -----------
Cash flows from operating activities:
     Net income                                                      $   530,734     $   523,982
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                    54,435         132,952
         Loss on sale of fixed assets                                     13,005            --
     Changes in assets and liabilities:
         Royalties receivable                                             78,339         (63,819)
         Receivable from affiliates                                       17,478          (4,000)
         Other receivables                                              (130,895)         18,444
         Inventory                                                        11,116         (10,192)
         Prepaids and other current assets                              (122,611)        (55,834)
         Accounts payable                                                (30,580)        (83,789)
         Accrued expenses and other liabilities                           53,173        (308,782)
         Other assets                                                    (24,349)         21,672
                                                                     -----------     -----------
             Total adjustments                                           (80,889)       (353,348)
                                                                     -----------     -----------
             Net cash provided by operating activities                   449,845         170,634
                                                                     -----------     -----------

Cash flows from investing activities:
     Proceeds from issuance of notes receivable                           (5,000)       (115,000)
     Purchase of marketable securities                                      --           (24,583)
     Purchase of property, plant and equipment                           (15,364)     (1,759,950)
     Proceeds from sale of property, plant
      and equipment                                                        6,100            --
                                                                     -----------     -----------
             Net cash used in investing activities                       (14,264)     (1,899,533)
                                                                     -----------     -----------

Cash flows from financing activities:
     Payments of notes payable                                           (24,601)       (150,163)
                                                                     -----------     -----------
             Net cash used in financing activities                       (24,601)       (150,163)
                                                                     -----------     -----------

             Increase (decrease) in cash and cash equivalents            410,980      (1,879,062)
Cash and cash equivalents at beginning of period                       1,003,585       6,419,305
                                                                     -----------     -----------
Cash and cash equivalents at end of period                           $ 1,414,565     $ 4,540,243
                                                                     ===========     ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period:
         Interest                                                    $    15,402     $     5,747
         Income taxes                                                $        --     $   625,000
     Non-cash activities:
         Note issued for purchase of restaurant                      $        --     $   750,000


                           CASA OLE RESTAURANTS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

                  In the opinion of Casa Ole Restaurants, Inc. (the "Company"), the accompanying combined financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of April 18, 1997, and the consolidated statements of income and cash flows for the 16-week periods ended April 18, 1997 and April 19, 1996. The consolidated statement of income for the 16-week period ended April 18, 1997, is not necessarily indicative of the results to be expected for the full year.

                  To conform to the current year presentation, certain of the April 19, 1996 balances have been reclassified. Specifically, paper and supply costs were reclassified from cost of sales to restaurant operating expenses.

2.       ACCOUNTING POLICIES

                  During the interim periods the Company follows the accounting policies set forth in its combined financial statements in its Annual Report and Form 10-K, (file number 0-28234). Reference should be made to such financial statements for information on such accounting policies and further financial details.

3.       OTHER ASSETS

                  Included in the April 19, 1997 balance of other assets is $575,000 of goodwill related to the Company's acquisition of the assets of its franchised unit in Victoria, Texas. The Company purchased the assets for a $750,000 note payable to the prior franchisee. The note is payable in five annual installments of principal and accrued interest (6% per annum) beginning January 1, 1997. Goodwill is being amortized over 40 years.

4.       PRO FORMA DATA

                  The April 19, 1996 pro forma income statement data reflects adjustments to compensation and related party expense arrangements, and reflects an adjustment to the provision for income taxes to reflect a 37% effective tax rate, as if the Company had been taxed as a C corporation prior to the effective date of the Company's initial public offering.

                  Pro forma weighted average shares for the 16-week period ended April 19, 1996, represent the number of shares (2,732,705) issued pursuant to the contribution agreement for the predecessor companies (effective April 24, 1996) and 60,411 shares assumed to be issued to fund certain S corporation distributions. Pro forma weighted average shares for the 16-week period ended April 18, 1997, represent the number of shares (2,732,705) issued pursuant to the contribution agreement for the predecessor companies, reduced by redeemed shares and increased by shares issued in the Company's initial public offering, along with common equivalent shares (stock options and warrants) determined using the treasury stock method.

5.       NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

                  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 replaces primary earnings per share and fully diluted earnings per share with basic earnings per share (net income divided by the weighted average common shares outstanding without the dilutive effects of common stock equivalents) and diluted earnings per share, respectively. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, with earlier application not permitted. Effective December 1997, the Company will be required to adopt SFAS No. 128.

6.       INITIAL PUBLIC OFFERING

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements written in the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: accelerating growth strategy; dependence on executive officers, substantially all of whom recently joined the Company; geographic concentration increases susceptibility to adverse conditions in the region; changes in consumer tastes and eating habits; national, regional or local economic and real estate conditions; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; inflation; increased food, labor and benefit costs; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company. The use of words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's Annual Report and Form 10-K for the fiscal year ended December 27, 1996, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

         Revenues. The Company's revenues for the first quarter of fiscal 1997 of $7.0 million were up 30.9% over revenues of $5.4 million for the same quarter a year ago. Restaurant sales for the first quarter of 1997 were up $1.6 million over the same quarter a year ago, to $6.7 million. Sales at restaurants operating in both fiscal quarters ("same-stores") were up 5.1% over last year's same quarter, accounting for $260,000 of the increase. This increase was principally the result of increased volume for the operating restaurants. The remaining increase was due to the additional sales contributed by the Company's new stores.

         Costs and Expenses. Cost of sales as a percentage of restaurant sales during the current quarter decreased to 21.9% from 22.2% in the same quarter last year. This slight decrease was the result of the modest menu price increases implemented in the fall of 1996.

         Restaurant operating expenses increased $965,000, or 32.8%, in the first quarter of 1997, as compared with the first quarter of 1996. As a percentage of restaurant sales, restaurant operating expenses increased to 58.6% in the current quarter, as compared to 57.5% in the same quarter last year. This 1.1% increase in the current quarter is substantially due to the higher labor and training costs, and to a lesser degree, higher other operating expenses, in the Company's new restaurants.

         General and administrative expenses (G&A) increased $21,000, or 2.9%, in the current quarter as compared with the prior year's same quarter. As a percentage of total revenues, G&A decreased to 10.6% in the first quarter of 1997, from 13.5% in the first quarter of 1996. The prior year G&A included approximately $161,700 of related party expense that is not a component of the current quarter expenses. Giving effect to this, G&A as a percentage of total revenues would have been 10.4% for the quarter ended April 19, 1996. The slight increase from 10.4% to 10.6% was due to pay rate increases for certain employees effective at the beginning of fiscal 1997, the addition of corporate personnel and the incurrence of certain expenses related to being a publicly traded company, such as additional legal and insurance costs, which were not incurred in the prior year same quarter.

         Depreciation and amortization expense (D&A) as a percentage of total revenues increased from 1.0% in the first quarter of 1996 to 1.9% in the first quarter of 1997. The $79,000 increase was a direct result of the Company's three new store openings, along with added depreciation and amortization related to two stores acquired from prior franchisees. As the Company opens new restaurants, D&A as a percentage of total revenues is expected to increase.

         Other Income (Expense). Net other income as a percentage of total revenues decreased from 1.6%, or $88,000, in the first quarter of 1996 to 0.9%, or $61,000, in the first quarter of 1997. During the first quarter of fiscal 1996, the Company received and recorded a $60,000 rent refund that related to years prior to fiscal 1996. During the current year's first quarter, the Company earned interest income on invested funds which it did not have in the prior year.

         Income Tax Expense. Prior to the Company's initial public offering in April 1996, substantially all of the predecessor corporations elected to be taxed as S corporations under the provisions of Subchapter S of the Internal Revenue Code. As a result of such election, federal income taxes on the net income of these corporations were payable personally by the shareholders. The provision for income taxes reflected in the first quarter of fiscal 1996 is for state franchise taxes on all restaurants and for federal income taxes on the predecessor corporations that were taxable as C corporations. The effective tax rates on those corporations were less than the expected rates due to applicable graduated tax rates. The provision for income taxes reflected in the first quarter of the current year reflects an estimated 37% effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $171,000 for the 16 weeks ended April 18, 1997, compared to $450,000 for the same period last year. This decrease is attributed to a reduction in accrued liabilities for the payment of federal income taxes, combined with other changes in certain components of working capital. Although it is common in the restaurant industry to operate with a working capital deficit, the Company is operating with positive working capital primarily due to its cash and cash equivalents remaining from the initial public offering.

         During the first 16 weeks of 1997, capital expenditures on property, plant and equipment were approximately $1.8 million as compared to approximately $15,000 for the same period of 1996. Capital expenditures during the quarter included the acquisition of real estate for its restaurant in Pocatello, Idaho, which is anticipated to open in mid-July; construction costs for the Company's prototype restaurant which opened in Plainview, Texas on March 18; and construction costs on sites in Bryan and Lubbock, Texas, which are anticipated to open in the second and third quarters, respectively. Additionally, the Company had cash outlays for necessary replacement equipment in various older units. In addition to capital outlays, the Company acquired the assets of one of its franchise locations during the quarter for a $750,000 note payable to the prior franchisee, of which $575,000 was allocated to goodwill and the remainder was allocated primarily to fixed assets.

         Subsequent to the first quarter, the Company issued a press release announcing its intent to acquire the stock of Monterey's Acquisition Corp. ("Monterey's"). Terms of the non-binding letter of intent include a total purchase price of $11.0 million, including an assumption of debt of approx. $7.0 million, plus the net working capital deficit of approximately $750,000. The Company anticipates that, upon closing, it would immediately pay off much or all of the outstanding debt with new debt from the Company's credit facility with NationsBank of Texas, N.A., which would require modification to permit such a use of proceeds. The remainder of the purchase price would be paid with cash on hand or a combination of cash on hand and additional debt. Monterey's operates 26 restaurants under the names "Monterey's Tex-Mex Cafe," "Monterey's Little Mexico" and "Tortuga Cantina."

         Exclusive of the anticipated acquisition of Monterey's or any franchise acquisition, capital expenditures over the next 12 months are anticipated to approximate $13 million. Over the next 12 months the Company anticipates opening eight units through a combination of Company-owned and market partner arrangements. At the end of the current quarter, the real estate for three of the eight sites had been purchased and was under construction and another of the sites was under lease. In addition to expenditures related to the construction of these eight units, the Company anticipates that it will secure real estate and begin construction for units that are anticipated to open during the first quarter of fiscal 1998. Along with new unit expansion, the Company will continue its remodel and point-of-sale upgrade program.

         Cash flow from operations and the remaining proceeds from the initial public offering, combined with the availability under the $10 million credit facility, are anticipated to be sufficient to fund these planned capital expenditures. The Company has an option to acquire two units from one of its franchisees. Such option must be exercised during July 1997 or the option lapses. Projected capital expenditures over the next 12 months do not include any amounts related to the potential exercise of such option.

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               Exhibit
               Number      Document Description
               -------     --------------------

               11.1        Statement re Computation of Net Income Per Share

               27.1        Financial Data Schedule


          (b)  REPORTS ON FORM 8-K

               The Company filed a voluntary Form 8-K on May 9, 1997 regarding the Company's non-binding letter of intent for the proposed acquisition of Monterey's Acquisition Corp.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CASA OLE RESTAURANTS, INC.


Dated:  May 29, 1997                                   By:  /s/ Louis P. Neeb
Louis P. Neeb                                             -------------------
Chairman and Chief Executive Officer
(Principal Executive Officer)



Dated:  May 29, 1997                                   By:  /s/ Stacy M. Riffe
Stacy M. Riffe                                            --------------------
Vice President, Chief Financial Officer,
Secretary & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

                               INDEX TO EXHIBITS


               Exhibit
               Number      Document Description
               -------     --------------------

               11.1        Statement re Computation of Net Income Per Share

               27.1        Financial Data Schedule