Form 10-Q
period 1997-07-11
CASA OLE RESTAURANTS INC
filed 1997-08-25
CIK 1009244

                                 UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended JULY 11, 1997

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

Number of shares outstanding of each of the issuer's classes of common stock, as of August 21, 1997: 3,597,705 SHARES OF COMMON STOCK, PAR VALUE $.01.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          CASA OLE' RESTAURANTS, INC.

                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                       12/27/96          7/11/97
                                                           ------------     ------------
                                                                             (UNAUDITED)
Current assets:
      Cash and cash equivalents                            $  6,419,305     $    847,123
      Marketable securities (approximates fair value)         1,007,255               --
      Royalties receivable                                      110,254          149,980
      Receivables from affiliates                                14,000           13,000
      Other receivables                                         195,287          314,962
      Notes receivable                                               --          115,000
      Inventory                                                 197,475          418,572
      Prepaid expenses and other current assets                 260,459          770,862
                                                           ------------     ------------
           Total current assets                               8,204,035        2,629,499
                                                           ------------     ------------

Property, plant and equipment                                 7,326,761       18,318,341
      Less accumulated depreciation                           3,470,953        3,716,304
                                                           ------------     ------------
           Net property, plant and equipment                  3,855,808       14,602,037
Goodwill, net                                                    57,678        6,338,443
Other assets                                                     28,252           58,181
                                                           ------------     ------------
                                                           $ 12,145,773     $ 23,628,160
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt               $     34,469     $  1,014,784
      Accounts payable                                          532,039        1,103,727
      Income taxes payable                                      352,375           79,001
      Accrued sales and liquor taxes                            132,407          265,452
      Accrued payroll and taxes                                 266,597          789,893
      Accrued expenses                                           29,420          562,648
                                                           ------------     ------------
           Total current liabilities                          1,347,307        3,815,505
                                                           ------------     ------------

Long-term debt                                                       --        8,122,709
Deferred income taxes                                            35,577           35,577
Other long-term liabilities                                      42,500           63,500

Stockholders' equity:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized                                                --               --
      Capital stock, $0.01 par value, 20,000,000 shares          47,327           47,327
           authorized, 4,732,705 shares issued
      Additional paid-in capital                             20,685,610       20,685,610
      Retained earnings                                       1,337,452        2,207,932
      Treasury stock, cost of 1,135,000 shares              (11,350,000)     (11,350,000)
                                                           ------------     ------------
           Total stockholders' equity                        10,720,389       11,590,869
                                                           ------------     ------------
                                                           $ 12,145,773     $ 23,628,160
                                                           ============     ============

                          CASA OLE' RESTAURANTS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     28-WEEK PERIODS ENDED          12-WEEK PERIODS ENDED
                                                   7/12/96           7/11/97        7/12/96        7/11/97
                                                 ------------     ------------     ----------    -----------
Revenues:
      Restaurant sales                           $  9,090,282     $ 12,580,204     $3,976,742    $ 5,912,011
      Franchise fees                                  472,008          531,769        239,820        198,637
      Other                                            47,257           29,607         27,585          8,899
                                                 ------------     ------------     ----------    -----------
                                                    9,609,547       13,141,580      4,244,147      6,119,547
                                                 ------------     ------------     ----------    -----------

Costs and expenses:
      Cost of sales                                 2,057,330        2,828,627        924,242      1,366,520
      Restaurant operating expenses                 5,241,237        7,360,398      2,301,485      3,455,207
      General and administrative                    1,097,997        1,379,405        375,743        636,231
      Depreciation and amortization                    93,894          310,364         39,459        177,412
                                                 ------------     ------------     ----------    -----------
                                                    8,490,458       11,878,794      3,640,929      5,635,370
                                                 ------------     ------------     ----------    -----------

           Operating income                         1,119,089        1,262,786        603,218        484,177
                                                 ------------     ------------     ----------    -----------

Other income (expense):
      Interest                                         65,678          128,328         79,506         69,684
      Other, net                                      140,690           (1,140)        39,334         (3,864)
                                                 ------------     ------------     ----------    -----------
                                                      206,368          127,188        118,840         65,820
                                                 ------------     ------------     ----------    -----------

Income before income tax expense                    1,325,457        1,389,974        722,058        549,997
Income tax expense                                    347,382          519,494        274,717        203,499
                                                 ------------     ------------     ----------    -----------

           Net income                            $    978,075     $    870,480     $  447,341    $   346,498
                                                 ============     ============     ==========    ===========

Pro forma income statement data:
      Net income as reported                     $    978,075     $    870,480     $  447,341    $   346,498
      Pro forma adjustments:
           Compensation and related party
             expense arrangements                     161,700               --             --             --
           Provision for income taxes                (210,422)              --             --             --
                                                 ------------     ------------     ----------    -----------
      Pro forma net income                       $    929,353     $    870,480     $  447,341    $   346,498
                                                 ============     ============     ==========    ===========

      Pro forma net income and
         net income per common share             $       0.30     $       0.24     $     0.12    $      0.10
                                                 ============     ============     ==========    ===========

      Pro forma weighted average and weighted
        average number of common shares             3,137,284        3,598,269      3,676,722      3,598,718
                                                 ============     ============     ==========    ===========

                          CASA OLE' RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       28-WEEK PERIODS ENDED
                                                                      7/12/96          7/11/97
                                                                   ------------     ------------
Cash flows from operating activities:
      Net income                                                   $    978,075     $    870,480
      Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation and amortization                                 93,894          310,364
           Loss on sale of fixed assets                                  28,003               --
      Changes in assets and liabilities, net of acquisition:
           Royalties receivable                                          50,214          (39,726)
           Receivable from affiliates                                    21,258            1,000
           Other receivables                                            (77,496)          35,326
           Inventory                                                     10,692          (48,504)
           Prepaids and other current assets                           (200,292)        (318,272)
           Accounts payable                                              63,062           (1,575)
           Accrued expenses and other liabilities                       378,844         (154,555)
           Other assets                                                 (20,929)          (3,794)
                                                                   ------------     ------------
               Total adjustments                                        347,250         (219,736)
                                                                   ------------     ------------
               Net cash provided by operating activities              1,325,325          650,744
                                                                   ------------     ------------

Cash flows from investing activities:
      Payment for purchase of acquisition, net of
         cash acquired                                                       --      (11,479,940)
      Proceeds from collection (issuance) of notes receivable            10,000         (115,000)
      Net sale of marketable securities                                      --        1,007,255
      Purchase of property, plant and equipment                        (293,731)      (4,009,265)
      Proceeds from sale of property, plant
         and equipment                                                    6,100               --
                                                                   ------------     ------------
               Net cash used in investing activities                   (277,631)     (14,596,950)
                                                                   ------------     ------------

Cash flows from financing activities:
      Payment of distributions                                       (1,313,417)              --
      Proceeds from issuance of Common Stock                         19,792,586               --
      Purchase of treasury stock                                    (11,350,000)              --
      Proceeds from minority partners' contributions                         --           21,000
      Net borrowings under line of credit agreement                          --        2,503,187
      Proceeds from issuance of long-term debt                               --        6,000,000
      Payments of notes payable                                         (42,603)        (150,163)
                                                                   ------------     ------------
               Net cash used in financing activities                  7,086,566        8,374,024
                                                                   ------------     ------------

               Increase (decrease) in cash and cash equivalents       8,134,260       (5,572,182)
Cash and cash equivalents at beginning of period                      1,003,585        6,419,305
                                                                   ------------     ------------
Cash and cash equivalents at end of period                         $  9,137,845     $    847,123
                                                                   ============     ============

Supplemental disclosure of cash flow information:
      Cash paid during the period:
           Interest                                                $     17,348     $     17,590
           Income taxes                                            $         --     $    705,000
      Non-cash activities:
           Exchange of equipment for note balance                  $     53,897     $         --
           Note issued for purchase of restaurant                  $         --     $    750,000

                           CASA OLE RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

                  In the opinion of Casa Ole Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of July 11, 1997, and the consolidated statements of income and cash flows for the 28-week and 12-week periods ended July 11, 1997 and July 12, 1996. The consolidated statements of income for the 28-week and 12-week periods ended July 11, 1997 are not necessarily indicative of the results to be expected for the full year.

                  To conform to the current year presentation, certain of the prior year balances have been reclassified. Specifically, paper and supply costs were reclassified from cost of sales to restaurant operating expenses.

2.       ACCOUNTING POLICIES

                  During the interim periods the Company follows the accounting policies set forth in its combined financial statements in its Annual Report and Form 10-K (file number 0-28234). Reference should be made to such financial statements for information on such accounting policies and further financial details.

3.       PRO FORMA DATA

                  The 1996 pro forma income statement data reflects adjustments to compensation and related party expense arrangements, and reflects an adjustment to the provision for income taxes to reflect a 37% effective tax rate, as if the Company had been taxed as a C corporation prior to the effective date of the Company's initial public offering.

                  For fiscal 1996 and 1997, both primary and fully diluted net income per share are based on the weighted average number of shares outstanding during the year increased by dilutive common equivalent shares (stock options and warrants) determined using the treasury stock method. Because of the April 1996 offering date, the shares outstanding for the first quarter of 1996 were approximately 865,000 shares less than the number outstanding thereafter.

4.        PURCHASE OF MONTEREY'S ACQUISITION CORP.

                  The Company purchased 100% of the outstanding stock of Monterey's Acquisition Corp. ("MAC") on July 2, 1997. The Company purchased the shares of common stock for $4.0 million, paid off outstanding debt and accrued interest totaling $7.1 million and funded various other agreed upon items approximating $500,000. The transaction was funded using cash on hand of approximately $3.0 million and funds available to the Company under its amended credit facility. At the time of acquisition, MAC owned and operated 26 restaurants in Texas and Oklahoma under the names "Monterey's Tex-Mex Cafe," "Monterey's Little Mexico" and "Tortuga Cantina."

                  The table below presents pro forma income statement information as if the Company had purchased MAC at the beginning of the fiscal year. Pro forma adjustments are to remove consulting fees that are non-continuing, amortize the resulting goodwill over 40 years and remove the pre-acquisition goodwill amortization, reflect net interest expense on the debt resulting from the acquisition and record additional income tax at an effective rate of 37% on the combined income of the Company and MAC. Pro forma information for fiscal 1996 was reported on Form 8-K, which was filed with the Securities and Exchange Commission on July 16, 1997.

                                          COMPANY             MAC
                                          28-WEEKS         12/30/96
                                           ENDED            THROUGH         PRO FORMA         PRO FORMA
                                          7/11/97           7/1/97         ADJUSTMENTS        COMBINED
                                       ------------      ------------      ------------      ------------
Revenues:
     Restaurant sales                  $ 12,580,204      $ 10,481,361      $         --      $ 23,061,565
     Franchise fees                         531,769                --                --           531,769
     Other                                   29,607                --                --            29,607
                                       ------------      ------------      ------------      ------------
                                         13,141,580        10,481,361                --        23,622,941
                                       ------------      ------------      ------------      ------------
Costs and expenses:
     Cost of sales                        2,828,627         2,798,983                --         5,627,610
     Restaurant operating expenses        7,360,398         5,608,565                --        12,968,963
     General and administrative           1,379,405           835,229           (99,998)        2,114,636
     Depreciation and amortization          310,364           646,222          (105,584)          851,002
                                       ------------      ------------      ------------      ------------
                                         11,878,794         9,888,999          (205,582)       21,562,211
                                       ------------      ------------      ------------      ------------
          Operating income                1,262,786           592,362           205,582         2,060,730
                                       ------------      ------------      ------------      ------------
Other income (expense):
     Interest                               128,328          (400,161)           (6,546)         (278,379)
     Other, net                              (1,140)            7,186                --             6,046
                                       ------------      ------------      ------------      ------------
                                            127,188          (392,975)           (6,546)         (272,333)
                                       ------------      ------------      ------------      ------------

Income before income tax expense          1,389,974           199,387           199,036         1,788,397
Income tax expense                          519,494                --           147,417           666,911
                                       ------------      ------------      ------------      ------------
          Net income                   $    870,480      $    199,387      $     51,619      $  1,121,486
                                       ============      ============      ============      ============

Net income per common share                 $   .24                                               $   .31
                                            =======                                               =======


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: accelerating growth strategy; dependence on executive officers; geographic concentration increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating habits; national, regional or local economic and real estate conditions; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; inflation; increased food, labor and benefit costs; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company. The use of words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's Annual Report and Form 10-K for the fiscal year ended December 27, 1996, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

         The Company closed on its purchase of 100% of the outstanding stock of Monterey's Acquisition Corp. ("MAC") on July 2, 1997. Accordingly, the results of operations presented below include the operations of the 26 MAC units from the date of closing through the end of the Company's second quarter on July 11, 1997. Pro forma information as if the Company had owned MAC for the twenty-eight weeks ended July 11, 1997 is presented in note 4 of the notes to consolidated financial statements included herein.

         Revenues. The Company's revenues for the second quarter of fiscal 1997 were up 44.2% to $6.1 million over revenues of $4.2 million for the same quarter a year ago. Restaurant sales for the second quarter of 1997 were up $1.9 million over the same quarter a year ago, to $5.9 million. Sales at restaurants operating in both fiscal quarters ("same-stores") were up 1.5% over last year's same quarter, accounting for $60,000 of the increase. Additionally, the 26 MAC units contributed $678,000. The remaining increase was due to the additional sales contributed by the Company's new stores.

         For the 28 weeks ended July 11, 1997, revenues increased $3.5 million, or 36.8 %, to $13.1 million. Year to date same-store sales were up 3.1% over the prior year, contributing almost $250,000 to the increase. The remaining increase was due to the Company's new stores and the acquisition of MAC.

         Costs and Expenses. Cost of sales as a percentage of restaurant sales during the current quarter was 23.1% as compared to 23.2 in the same quarter last year. Excluding the impact of MAC, cost of sales was 22.5%. This slight decrease was the result of the modest menu price increases implemented in the fall of 1996.

         On a year-to-date basis, cost of sales as a percentage of restaurant sales was 22.5%, only slightly down from the prior year-to-date percentage of 22.6%.

         Restaurant operating expenses increased $1.15 million, or 50.1%, in the second quarter of 1997, as compared with the second quarter of 1996. As a percentage of restaurant sales, restaurant operating expenses increased to 58.4% in the current quarter, as compared to 57.9% in the same quarter last year.

This .5% increase as a percent of restaurant sales in the current quarter was a result of higher labor and training costs in the Company's new Casa Ole restaurants, offset by lower operating costs in the MAC units.

         Restaurant operating expenses as a percentage of restaurant sales for the 28 weeks just ended were 58.5%, up from 57.7% in the prior year. The increase was a result of the higher labor and training costs experienced in the Company's new Casa Ole units.

         General and administrative expenses (G&A) increased $260,000, or 69.3%, in the second quarter as compared with the prior year's same quarter. As a percentage of total revenues, G&A increased to 10.4% in the second quarter of 1997, from 8.9% in the second quarter of 1996. This increase was due to training costs that were incurred for new stores that were not considered preopening costs, pay rate increases for certain employees effective at the beginning of fiscal 1997, the addition of corporate personnel and higher legal expenses.

         Year-to-date G&A was 10.5% of total revenues, as compared to 11.4% for the same period last year. The prior year G&A included approximately $162,000 of related party expense that was not a component of the current year expenses. Giving effect to this, G&A as a percentage of total revenues would have been 9.7% for the 28 weeks ended July 12, 1996. The increase from 9.7% to 10.5% was attributed to the same items as discussed for the current quarter.

         Depreciation and amortization expense (D&A) as a percentage of total revenues increased for the quarter and year-to-date to 2.9% from 0.9%, and to 2.4% from 1.0%, respectively. These increases were a direct result of the addition of depreciable assets related to Company's four new store openings since the second quarter of 1996, along with added depreciation and amortization related to two stores acquired from prior franchisees. As the Company opens new restaurants, D&A as a percentage of total revenues is expected to continue to increase.

         Other Income (Expense). Net other income as a percentage of total revenues decreased to 1.1% for the second quarter and 1.0% for the year, from 2.8% and 2.1% for the prior year same periods, respectively. The net decrease in both the quarter and year-to-date amount was due to the constant reduction in interest income as the proceeds from the 1996 initial public offering were used for construction projects and the acquisition of MAC. Additionally, during the second quarter of fiscal 1996, the Company received and recorded a $60,000 rent refund that related to years prior to fiscal 1996.

         Income Tax Expense. Prior to the Company's initial public offering in April 1996, substantially all of the predecessor corporations elected to be taxed as S corporations under the provisions of Subchapter S of the Internal Revenue Code. As a result of such election, federal income taxes on the net income of these corporations were payable personally by the shareholders. The provision for income taxes reflected in the first quarter of fiscal 1996 is for state franchise taxes on all restaurants and for federal income taxes on the predecessor corporations that were taxable as C corporations. The effective tax rates on those corporations were less than the expected rates due to applicable graduated tax rates. The provision for income taxes reflected in quarters subsequent to the initial public offering reflects an estimated 37% effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $651,000 for the 28 weeks ended July 11, 1997, compared to $1,325,000 for the same period last year. This decrease was attributed to lower net income coupled with a reduction in accrued liabilities for the payment of federal income taxes and with other changes in various components of working capital. At July 11, 1997, the Company had a working capital deficit of $1.2 million, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

         During the first 28 weeks of 1997, capital expenditures on property, plant and equipment were approximately $4.0 million as compared to approximately $294,000 for the same period of 1996. Capital expenditures during the year-to-date period included the acquisition of real estate for its restaurant in Pocatello, Idaho, which opened just after the end of the second quarter; construction costs for the Company's prototype restaurant which opened in Plainview, Texas on March 18; and construction costs on sites in Bryan and Lubbock, Texas, which opened during the second quarter. Additionally, the Company had cash outlays for necessary replacement equipment in various older units. In addition to capital outlays, the Company acquired the assets of one of its franchise locations during the first quarter for a $750,000 note payable to the prior franchisee, of which $575,000 was allocated to goodwill and the remainder was allocated primarily to fixed assets.

         During the second quarter, the Company closed on its acquisition of the stock of MAC. The Company purchased the shares of common stock for $4.0 million, paid off outstanding debt and accrued interest totaling $7.1 million and funded various other agreed upon items approximating $500,000. The transaction was funded using cash on hand of approximately $3.0 million and funds available to the Company under its amended credit facility.

         To facilitate the acquisition of MAC, the Company negotiated an amendment to its existing $10 million credit facility with NationsBank. Terms, including applicable interest rates, of the amended facility are similar to those in the original facility, however, the facility was expanded to $13 million, with $6 million designated as a term note payable over six years, and the remaining $7 million designated as a revolving credit line. At July 11, 1997, the Company had $6 million outstanding under the term facility and approximately $2.5 million outstanding under the revolver. The revolving line may be used for certain acquisitions, construction of new units and other working capital needs. The line no longer restricts the Company's use solely for the acquisition of one of the Company's franchisees.

         Capital expenditures over the next 12 months are anticipated to approximate $10 million, which includes constructing or converting six to eight new units through a combination of Company-owned and market partner arrangements and remodeling various units across all concepts. Additionally, the Company plans to experiment with converting at least one Monterey's Tex-Mex Cafe to a Casa Ole and at least one Monterey's Tex-Mex Cafe to a Monterey's Little Mexico. Immediately after the end of the second quarter, the Company opened a Casa Ole in Pocatello, Idaho and a Tortuga Cantina in Baytown, Texas.

         Management of the Company anticipates that cash flow from operations, combined with the remaining availability under the $13 million credit facility, will be sufficient to fund these planned capital expenditures. Planned capital expenditures as presented do not include the potential acquisition of any of the Company's franchised units or any other Mexican restaurant concept.

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               Exhibit
               Number              Document Description
               ------              --------------------

               2.1 Stock Purchase Agreement by and among Casa Ole Restaurants, Inc., Monterey's Acquisition Corp. and the shareholders listed on Annex "A" thereto (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed July 16,
                                   1997)

               10.1 Credit Agreement dated as of July 10, 1996 between Casa Ole Restaurants, Inc. and NationsBank of Texas, N.A., as amended by that certain Amendment No. 1 dated as of January 13, 1997 and by that certain Amendment No. 2 dated as of June 30, 1997 (incorporated by reference to Exhibit 10 to the company's Current Report on Form 8-K filed July 16, 1997)

               11.1                Statement re Computation of Net Income Per
                                   Share

               20.1 Press release dated July 3, 1997 (incorporated by reference to Exhibit 20 to the Company's Current Report on Form 8-K filed July 16, 1997)

               27.1                Financial Data Schedule


          (b)  REPORTS ON FORM 8-K

               The Company filed a Form 8-K Current Report with the Securities and Exchange Commission on July 16, 1997 regarding the Company's acquisition of Monterey's Acquisition Corp.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CASA OLE RESTAURANTS, INC.


Dated:  August 21, 1997                             By:  /s/ Louis P. Neeb
                                                       -----------------------
Louis P. Neeb
Chairman and Chief Executive Officer
(Principal Executive Officer)


Dated:  May 21, 1997                                By:  /s/ Stacy M. Riffe
                                                       -----------------------
Stacy M. Riffe
Vice President, Chief Financial Officer,
Secretary & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

                                EXHIBIT INDEX

               Exhibit
               Number              Document Description
               ------              --------------------

               2.1                 Stock Purchase Agreement by and among Casa
                                   Ole Restaurants, Inc., Monterey's
                                   Acquisition Corp. and the shareholders
                                   listed on Annex "A" thereto (incorporated by
                                   reference to Exhibit 2 to the Company's
                                   Current Report on Form 8-K filed July 16,
                                   1997)

               10.1 Credit Agreement dated as of July 10, 1996 between Casa Ole Restaurants, Inc. and
                                   NationsBank of Texas, N.A., as amended by that certain Amendment No. 1 dated as of January 13, 1997 and by that certain
                                   Amendment No. 2 dated as of June 30, 1997
                                   (incorporated by reference to Exhibit 10 to the company's Current Report on Form 8-K filed July 16, 1997)

               11.1                Statement re Computation of Net Income Per
                                   Share

               20.1                Press release dated July 3, 1997
                                   (incorporated by reference to Exhibit 20 to the Company's Current Report on Form 8-K filed July 16, 1997)

               27.1                Financial Data Schedule
