Form 10-Q
period 1997-10-03
CASA OLE RESTAURANTS INC
filed 1997-11-17
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly period ended OCTOBER 3, 1997

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

                                  Yes    X           No
                                       ----             ----

Number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1997: 3,597,705 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           CASA OLE' RESTAURANTS, INC.

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                       12/27/1996               10/3/1997
                                                            -------------           --------------
                                                                                      (UNAUDITED)
Current assets:
      Cash and cash equivalents                             $    6,419,305           $      613,853
      Marketable securities (approximates fair value)            1,007,255                       --
      Royalties receivable                                         110,254                   98,132
      Receivables from affiliates                                   14,000                   13,000
      Other receivables                                            195,287                  315,122
      Notes receivable                                                  --                   32,500
      Inventory                                                    197,475                  437,527
      Prepaid expenses and other current assets                    260,459                  546,444
                                                            --------------           --------------
           Total current assets                                  8,204,035                2,056,578
                                                            --------------           --------------

Property, plant and equipment                                    7,326,761               21,451,316
      Less accumulated depreciation                              3,470,953                4,050,506
                                                            --------------           --------------
           Net property, plant and equipment                     3,855,808               17,400,810
Goodwill, net                                                       57,678                6,651,614
Other assets                                                        28,252                   96,101
                                                            --------------           --------------
                                                            $   12,145,773           $   26,205,103
                                                            ==============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt                $       34,469           $    1,150,322
      Accounts payable                                             532,039                1,284,388
      Income taxes payable                                         352,375                       --
      Accrued sales and liquor taxes                               132,407                  350,254
      Accrued payroll and taxes                                    266,597                1,022,355
      Accrued expenses                                              29,420                  687,488
                                                            --------------           --------------
           Total current liabilities                             1,347,307                4,494,807
                                                            --------------           --------------

Long-term debt                                                          --                9,923,541
Deferred income taxes                                               35,577                   35,577
Other long-term liabilities                                         42,500                  106,510

Stockholders' equity:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized                                                   --                       --
      Capital stock, $0.01 par value, 20,000,000 shares             47,327                   47,327
           authorized, 4,732,705 shares issued
      Additional paid-in capital                                20,685,610               20,685,610
      Retained earnings                                          1,337,452                2,261,731
      Treasury stock, cost of 1,135,000 shares                 (11,350,000)             (11,350,000)
                                                            --------------           --------------
           Total stockholders' equity                           10,720,389               11,644,668
                                                            --------------           --------------

                                                            $  12,145,773            $   26,205,103
                                                            ==============           ==============

                           CASA OLE' RESTAURANTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       40-WEEK PERIODS ENDED         12-WEEK PERIODS ENDED
                                                  10/4/1996       10/3/1997        10/4/1996       10/3/1997
                                               --------------   --------------  --------------  ------------
Revenues:
      Restaurant sales                          $ 13,122,072    $ 23,462,375    $  4,031,790    $ 10,882,171
      Franchise fees                                 741,656         780,875         269,648         249,106
      Other                                           49,658          60,740           2,401          33,135
                                                ------------    ------------    ------------    ------------
                                                  13,913,386      24,303,990       4,303,839      11,164,412
                                                ------------    ------------    ------------    ------------

Costs and expenses:
      Cost of sales                                2,955,672       5,572,854         910,840       2,720,369
      Restaurant operating expenses                7,570,528      13,849,335       2,316,793       6,475,923
      General and administrative                   1,581,590       2,645,314         483,593       1,268,525
      Depreciation and amortization                  133,353         752,377          39,459         440,390
                                                ------------    ------------    ------------    ------------
                                                  12,241,143      22,819,880       3,750,685      10,905,207
                                                ------------    ------------    ------------    ------------

           Operating income                        1,672,243       1,484,110         553,154         259,205
                                                ------------    ------------    ------------    ------------

Other income (expense):
      Interest                                       174,742         (12,409)        109,064        (178,406)
      Other, net                                     172,889          (4,593)         32,199          (3,452)
                                                ------------    ------------    ------------    ------------
                                                     347,631         (17,002)        141,263        (181,858)
                                                ------------    ------------    ------------    ------------

Income before income tax expense                   2,019,874       1,467,108         694,417          77,347
Income tax expense                                   596,742         542,829         249,360          23,335
                                                ------------    ------------    ------------    ------------

           Net income                           $  1,423,132    $    924,279    $    445,057    $     54,012
                                                ============    ============    ============    ============

Pro forma income statement data:
      Net income as reported                    $  1,423,132    $    924,279    $    445,057    $     54,012
      Pro forma adjustments:
           Compensation and related party
             expense arrangements                    161,700            --              --              --
           Provision for income taxes               (210,422)           --              --              --
                                                ============    ============    ============    ============
      Pro forma net income                      $  1,374,410    $    924,279    $    445,057    $     54,012
                                                ============    ============    ============    ============

      Pro forma net income and
         net income per common share            $       0.42    $       0.26    $       0.12    $       0.02
                                                ============    ============    ============    ============

      Pro forma weighted average and weighted
        average number of common shares            3,303,874       3,598,219       3,713,280       3,597,984
                                                ============    ============    ============    ============

                                 CASA OLE' RESTAURANTS, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                                      40-WEEK PERIODS ENDED
                                                                                   10/4/1996        10/3/1997
                                                                                 -------------   -------------
Cash flows from operating activities:
      Net income                                                                 $  1,423,132    $    924,279
      Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation and amortization                                               133,353         752,377
          Loss on sale of fixed assets                                                 28,035            --
          Reserve for bad debts and note receivable write-offs                           --           112,500
      Changes in assets and liabilities, net of acquisition:
          Royalties receivable                                                         26,203         (12,122)
          Receivable from affiliates                                                   32,701           1,000
          Other receivables                                                           (99,907)         35,166
          Inventory                                                                    (4,846)        (67,459)
          Prepaids and other current assets                                          (207,642)        (93,854)
          Accounts payable                                                            156,553         179,086
          Accrued expenses and other liabilities                                       91,379          32,669
          Other assets                                                                (20,929)        (42,285)
                                                                                 ------------    ------------
               Total adjustments                                                      134,900         897,078
                                                                                 ------------    ------------
               Net cash provided by operating activities                            1,558,032       1,821,357
                                                                                 ------------    ------------

Cash flows from investing activities:
      Payment for purchase of acquisition, net of
         cash acquired                                                                   --       (11,754,175)
      Proceeds from collection (issuance) of notes receivable                          10,000        (115,000)
      Net sale of marketable securities                                                  --         1,007,255
      Purchase of property, plant and equipment                                    (1,324,607)     (7,075,283)
      Proceeds from sale of property, plant
         and equipment                                                                  6,100            --
                                                                                 ------------    ------------
               Net cash used in investing activities                               (1,308,507)    (17,937,203)
                                                                                 ------------    ------------

Cash flows from financing activities:
      Payment of distributions                                                     (1,313,417)           --
      Proceeds from issuance of common stock                                       19,787,996            --
      Purchase of treasury stock                                                  (11,350,000)           --
      Proceeds from minority partners' contributions                                     --            21,000
      Net borrowings under line of credit agreement                                      --         4,640,205
      Proceeds from issuance of long-term debt                                           --         6,000,000
      Payments of notes payable                                                      (146,095)       (350,811)
                                                                                 ------------    ------------
               Net cash provided by financing activities                            6,978,484      10,310,394
                                                                                 ------------    ------------

               Increase (decrease) in cash and cash equivalents                     7,228,009      (5,805,452)
Cash and cash equivalents at beginning of period                                    1,003,585       6,419,305
                                                                                 ============    ============
Cash and cash equivalents at end of period                                       $  8,231,594    $    613,853
                                                                                 ============    ============

Supplemental disclosure of cash flow information:
      Cash paid during the period:
          Interest                                                               $     18,532    $    168,169
          Income taxes                                                           $    390,000    $    865,000
      Non-cash activities:
          Exchange of equipment for note balance                                 $     53,897    $       --
          Note issued for purchase of restaurant                                 $       --      $    750,000
               ($123,324 equip., $626,676 goodwill)
          Accrual of distributions                                               $    191,922            --

                           CASA OLE RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

                  In the opinion of Casa Ole Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of October 3, 1997, and the consolidated statements of income and cash flows for the 40-week and 12-week periods ended October 3, 1997 and October 4, 1996. The consolidated statements of income for the 40-week and 12-week periods ended October 3, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                  The Company does not have or participate in transactions involving derivative, financial and commodity instruments.

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

                                           COMPANY             MAC
                                           40-WEEKS         12/30/96
                                            ENDED            THROUGH         PRO FORMA         PRO FORMA
                                           10/3/97           7/1/97         ADJUSTMENTS         COMBINED
                                           -------           ------         -----------        ---------
Revenues:
     Restaurant sales                     $  23,462,375    $  10,481,361    $         --     $  33,943,736
     Franchise fees                             780,875               --              --           780,875
     Other                                       60,740               --              --            60,740
                                          -------------    -------------   -------------     -------------
                                             24,303,990       10,481,361              --        34,785,351
                                          -------------    -------------   -------------     -------------

Costs and expenses:
     Cost of sales                            5,572,854        2,798,983              --         8,371,837
     Restaurant operating expenses           13,853,335        5,608,565              --        19,461,900
     General and administrative               2,641,314          835,229          (99,998)       3,376,545
     Depreciation and amortization              752,377          646,222         (105,584)       1,293,015
                                          -------------    --------------  --------------    -------------
                                             22,819,880        9,888,999         (205,582)      32,503,297
                                          -------------    --------------  --------------    -------------

          Operating income                    1,484,110          592,362          205,582        2,282,054
                                          -------------    -------------   --------------   --------------
Other income (expense):
     Interest                                  (12,409)        (400,161)           (6,546)        (419,116)
     Other, net                                 (4,593)           7,186               --             2,593
                                          ------------     ------------    --------------   --------------
                                               (17,002)        (392,975)           (6,546)        (416,523)
                                          ------------     ------------    --------------   --------------

Income before income tax expense              1,467,108          199,387          199,036        1,865,531
Income tax expense                              542,829               --          147,417          690,246
                                          -------------    -------------   --------------   --------------

          Net income                      $     924,279    $     199,387   $       51,619   $    1,175,286
                                          =============    =============   ==============   ==============

Net income per common share                       $ .26                                              $ .33
                                                  =====                                              =====



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


RESULTS OF OPERATIONS

         The Company closed on its purchase of 100% of the outstanding stock of Monterey's Acquisition Corp. ("MAC") on July 2, 1997. Accordingly, the results of operations presented below include the operations of the 26 MAC units from the date of closing through the end of the Company's third quarter on October 3, 1997. Pro forma information as if the Company had owned MAC for the forty weeks ended October 3, 1997 is presented in note 4 of the notes to consolidated financial statements included herein.

         Revenues. The Company's revenues for the third quarter of fiscal 1997 were up 159.4% to $11.2 million over revenues of $4.3 million for the same quarter a year ago. Restaurant sales for the third quarter of 1997 were up $6.9 million over the same quarter a year ago, to $10.9 million. Sales at restaurants operating in both fiscal quarters ("same-stores") were down 5.1% over last year's same quarter, offsetting the overall sales increase by $205,000. The 26 MAC units contributed $5.4 million in the third quarter. The remaining increase was due to the additional sales contributed by the Company's new stores.

         For the 40 weeks ended October 3, 1997, revenues increased $10.4 million, or 74.7 %, to $24.3 million. Year-to-date same-store sales were down 0.3% from the prior year, offsetting the overall sales increase by $37,000. The remaining increase was due to the Company's new stores and the acquisition of MAC.

         Costs and Expenses. Cost of sales as a percentage of restaurant sales during the current quarter was 25% as compared to 22.6% in the same quarter last year (see note 1). Excluding the impact of MAC, cost of sales was 22.9%.

         On a year-to-date basis, cost of sales as a percentage of restaurant sales was 23.8%, as compared to the prior year-to-date percentage of 22.5%. Again, excluding the impact of MAC, cost of sales was 22.5%. Modest menu price increases were implemented in the fall of 1996 and late summer (week of September 15th) of 1997. The most recent menu price increases were to offset the federally mandated minimum wage increase.

         Restaurant operating expenses increased $4.2 million, or 179.5%, in the third quarter of 1997, as compared with the third quarter of 1996. As a percentage of restaurant sales, restaurant operating expenses increased to 59.5% in the current quarter, as compared to 57.5% in the same quarter last year. This 2% increase as a percent of restaurant sales in the current quarter was a result of higher labor and training costs in the Company's new Casa Ole restaurants, partially offset by lower operating costs in the MAC units.

         Restaurant operating expenses as a percentage of restaurant sales for the 40 weeks just ended were 59.0%, up from 57.7% in the prior year. The increase was a result of the higher labor and training costs experienced in the Company's new Casa Ole units.

         General and administrative expenses (G&A) increased $781,000, or 161.5%, in the third quarter as compared with the prior year's same quarter. As a percentage of total revenues, G&A increased to 11.4% in the third quarter of 1997, from 11.2% in the third quarter of 1996. Third quarter G&A included $241,000 in special charges. The special charges related to severance packages for recent management changes, the costs associated with an unsuccessful acquisition attempt which was subsequent to the MAC acquisition, and a write down of the Company's investment in a franchise restaurant in Terre Haute, Indiana. The personnel changes are anticipated to save the Company approximately $300,000 in G&A costs in fiscal 1998. The increase was also due to training costs that were incurred for new stores that were not considered preopening costs, pay rate increases for certain employees effective at the beginning of fiscal 1997, the addition of corporate personnel and higher legal expenses.

         Year-to-date G&A was 10.9% of total revenues, as compared to 11.4% for the same period last year. The prior year G&A included approximately $162,000 of related party expense that was not a component of the current year expenses. Giving effect to this, G&A as a percentage of total revenues would have been 10.2% for the 40 weeks ended October 4, 1996. The increase from 10.2% to 10.9% was attributed to the same items as discussed in the preceding paragraph.

         Depreciation and amortization expense (D&A) as a percentage of total revenues increased for the quarter and year-to-date to 3.9% from 0.9%, and to 3.1% from 1.0%, respectively. These increases were a direct result of the addition of depreciable assets related to Company's five new store openings since the third quarter of 1996, along with added depreciation and amortization related to two stores acquired from prior franchisees and the acquisition of MAC. As the Company opens new restaurants, D&A as a percentage of total revenues is expected to continue to increase.

         Other Income (Expense). Net other income as a percentage of total revenues decreased from income to an expense of 1.6% for the third quarter and an expense of 0.1% for the year, from income of 3.3% and 2.5% for the prior year same periods, respectively. The net decrease in both the quarter and year-to-date amount was due to the constant reduction in interest income and the incurrence of interest expense as the proceeds from the 1996 initial public offering were used for construction projects and debt was incurred related to the acquisition of MAC. Additionally, during the second quarter of fiscal 1996, the Company received and recorded a $60,000 rent refund that related to years prior to fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $1,821,357 for the 40 weeks ended October 3, 1997, compared to $1,558,032 for the same period last year. Despite a 35.1% decrease in net income, net income plus depreciation and amortization increased by $120,171 to $1.68 million from $1.56 million. The additional increase in operating cash flow was primarily due to special charges and to other changes in various components of working capital. At October 3, 1997, the Company had a working capital deficit of $2.4 million, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

         During the first 40 weeks of 1997, capital expenditures on property, plant and equipment were approximately $7.1 million as compared to approximately $1.3 for the same period of 1996. Capital expenditures during the year-to-date period included the acquisition of real estate and construction costs for its restaurants in Corpus Christi, Texas and Garden City, Idaho, which is a Market Partner restaurant. Corpus Christi is due to open in the spring of 1998, while Garden City is expected to open in mid December 1997. Three real estate sites were acquired in Texas, New Mexico and Idaho respectively, with the Idaho site planned for a future Market Partner restaurant. Capital expenditures also included the acquisition of real estate for its Market Partner restaurant in Pocatello, Idaho, which opened just after the end of the second quarter; and construction costs for the Company's new Tortuga Mexican Kitchen casual dinning prototype in Baytown, Texas, which opened just after the end of the second quarter. Other stores which opened during the year were in Plainview, Texas on March 18 and in Bryan and Lubbock, Texas, which opened during the second quarter. Additionally, the Company had cash outlays for necessary replacement equipment in various older units. In addition to capital outlays, the Company acquired the assets of one of its franchise locations during the first quarter for a $750,000 note payable to the prior franchisee, of which $626,676 was allocated to goodwill, and the remainder was allocated primarily to fixed assets.

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

         To facilitate the acquisition of MAC, the Company negotiated an amendment to its existing $10 million credit facility with NationsBank. Terms, including applicable prime or LIBOR based interest rates, of the amended facility are similar to those in the original facility, however, the facility was expanded to $13 million, with $6 million designated as a term note payable over six years, and the remaining $7 million designated as a revolving credit line. At October 3, 1997, the Company had $5.8 million outstanding under the term facility and approximately $4.6 million outstanding under the revolver. While the special charges discussed above resulted in technical non-compliance with certain debt covenants, the bank has indicated in writing that the bank has approved an amendment to bring the Company into full compliance. As before the most recent amendment, which is expected to be documented promptly, the revolving line may be used for certain acquisitions, construction of new units and other working capital needs. The line no longer restricts the Company's use solely for the acquisition of one of the Company's franchisees.

         Capital expenditures over the next 12 months are anticipated to approximate $4.2 million, which includes seven to eight existing store remodels and constructing or converting five to six new units through a combination of Company-owned and market partner arrangements. Remodeling will focus on both the Monterey's Little Mexico concept and the new Casa Ole' prototype. New construction will focus primarily on Tortuga Mexican Kitchen. The Company also plans to sell certain stores (Monterey's Tex-Mex Cafes) and certain real estate.

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

         (A)      Exhibit
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


CASA OLE RESTAURANTS, INC.


Dated:  November 12, 1997                        By:  /s/ Louis P. Neeb
                                                 ----------------------
Louis P. Neeb
Chairman and Chief Executive Officer
 (Principal Executive Officer)


Dated:  November 12, 1997                        By:  /s/ Andrew J. Dennard
                                                 --------------------------
Andrew J. Dennard
Vice President, Controller & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

                               INDEX TO EXHIBITS


Number                    Document Description
-------                   --------------------

11.1                      Statement re Computation of Net Income Per Share

27.1                      Financial Data Schedule