Form 10-K
period 1997-12-28
CASA OLE RESTAURANTS INC
filed 1998-03-30
CIK 1009244

--------------------------------------------------------------------------------

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on March 20, 1998 was $8,817,195. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. Number of shares outstanding of each of the issuer's classes of common stock, as of March 20, 1998: 3,597,705 shares of common stock, par value $.01.


                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held May 26, 1998, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.


--------------------------------------------------------------------------------

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

ITEM 1.          BUSINESS

GENERAL

         Casa Ole Restaurants, Inc. (the "Company") was incorporated under the laws of the state of Texas in February 1996, and had its initial public offering in April 1996. The Company operates as a holding company for 14 corporations and conducts substantially all of its operations through its subsidiaries. Immediately prior to the initial public offering and pursuant to a Master Contribution Agreement, the shareholders of 13 prior corporations exchanged their shares in such corporations for shares in the Company, and these corporations became wholly-owned subsidiaries of the Company. All references to the Company include the Company and its subsidiaries, unless otherwise stated.

         The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience, under the names Casa Ole, Monterey's, Little Mexico and Tortuga's. The first Casa Ole restaurant was opened in Pasadena, Texas in 1973, and today the Company operates 49 restaurants and franchises 31 restaurants in various communities across Texas, Louisiana, Oklahoma, Idaho, West Virginia and Tennessee. The Company's restaurants are designed to appeal to a broad range of middle-income customers, and are located primarily in small and medium-sized communities and middle-income areas of larger markets. The restaurants offer fresh, quality food, affordable prices, friendly service and comfortable surroundings. Menus feature a variety of traditional Mexican and Tex-Mex selections, complemented by the Company's own original Mexican-based recipes designed to have broad appeal. The Company believes that the established success of the Company in existing markets, its focus on middle-income customers, and the skills of its management team provide significant opportunities to realize the value inherent in the Mexican restaurant market, increase revenues in existing markets, and penetrate new markets.

STRATEGY AND CONCEPT

         The Company's objective is to be perceived as the national value leader in the Mexican segment of the full- service casual dining marketplace. To accomplish this objective, the Company has developed strategies designed to achieve and maintain high levels of customer loyalty, frequent patronage and profitability. The key strategic elements are:

         _ Offering consistent, high-quality, original recipe Mexican menu items that reflect both national and local taste preferences;

         _ Pricing menu offerings at levels below many family and casual-dining restaurant concepts;

         _ Selecting, training and motivating its employees to enhance customer dining experiences and the friendly casual atmosphere of its restaurants;

         _ Providing customers with the friendly, attentive service typically associated with the casual-dining experience; and

         _ Reinforcing the perceived value of the dining experience with a comfortable and inviting Mexican decor.


         MENU. The Company's restaurants offer high-quality products with a distinctive, yet mild taste profile with mainstream appeal. Fresh ingredients are a critical recipe component, and the majority of menu items are prepared daily in the kitchen of each restaurant from original recipes.

         The menus feature a wide variety of entrees including enchiladas, combination platters, burritos, fajitas, coastal seafood and other house specialties. The menus also includes soup, salads, appetizers and desserts. From time to time the Company also introduces new dishes designed to keep the menus fresh. Alcoholic beverages are served as a complement to meals and represent a range of less than 5% of sales at its more family oriented locations, and up to 20% in its more casual dining locations. At Company-owned restaurants the dinner menu entrees presently range in price from $3.99 to $8.95, with most items priced between $4.99 and $5.99. Lunch prices at Company-owned restaurants presently range from $3.85 to $5.95.

         ATMOSPHERE AND LAYOUT. The Company emphasizes an attractive interior and exterior design for each of its restaurants. The typical restaurant has an inviting and interesting Mexican exterior. The interior decor is comfortable Mexican in appearance to reinforce the perceived value of the dining experience. Stucco, tile floors, plants and a variety of paint colors are integral features of each restaurant's decor. These decor features are incorporated in a floor plan designed to provide a comfortable atmosphere. The Company's restaurant's designs are sufficiently flexible to accommodate a variety of available sites and development opportunities, such as malls, end-caps of strip shopping centers and free standing buildings, including conversions. The physical facility is also designed to serve a high volume of customers in a relatively limited period of time. The Company's restaurants typically range in size from approximately 4,000 to 5,600 square feet, with an average of approximately 4,500 square feet and a seating capacity of approximately 180.

EXPANSION STRATEGY

         The Company believes that the unit economics of the various restaurant concepts of the Company, as well as their value orientation and focus on middle income customers, provide significant opportunities for expansion. The Company's strategy to capitalize on these expansion opportunities is comprised of three key elements:

         INCREASED PENETRATION OF EXISTING MARKETS. Increasing the number of restaurants in existing Designated Market Areas ("DMAs") is a key component of the Company's expansion strategy. The DMA concept is a mapping tool developed by the A.C. Nielsen Co. that measures the size of a particular market by reference to communities included within a common television market. The Company's objective in increasing the density of Company-owned restaurants within existing markets is to improve operating efficiencies in such markets and to realize improved overhead absorption. In addition, the Company believes that increasing the density of restaurants in both Company-owned and franchised markets will assist it in achieving effective media penetration while maintaining or reducing advertising costs as a percentage of revenues in the relevant markets. The Company believes that careful and prudent site selection within existing markets will avoid cannibalization of the sales base of existing restaurants. During 1998 the Company intends to open at least two restaurants in the Houston Consolidated Metropolitan Area, with one of these restaurants to be located in Galveston, Texas.

         EXPANSION INTO SELECTED NEW MARKETS. In targeting markets for expansion in the future, the Company intends to concentrate initially on three to five major and middle markets located within easy commuting distance from Houston, Texas. In each such market, the Company will generally seek to open only one or two restaurants to ensure procurement of top quality real estate and to adapt recipes and menus to local market preferences. In each new market, special attention will be paid to adapting to local taste and food item preferences to ensure product acceptance.

         The Company will continue on smaller and medium sized regional trade center cities within Texas and Oklahoma. Such cities, while not necessarily large, are the primary retail and service centers within their respective region. Such cities typically have a large concentration of retail activity, often including a regional mall and several large discount and specialty retailers. Such cities are also typically the entertainment and cultural center for their region. As a result of their smaller size, these regional markets are frequently underserved by restaurant chains, and the Company believes that they offer opportunities for significant growth. In addition, the Company believes that the ability to achieve cost-effective media penetration with relatively few restaurants, as well as the value orientation of these concepts, and the nature of the Company's customer base enhance the attractiveness of these markets. Areas identified by the Company as a "market" generally coincide with the DMA's established for those areas.

         DEVELOPMENT OF FRANCHISED, MARKET PARTNER AND COMPANY-OWNED RESTAURANTS. In implementing its expansion strategy, the Company intends to focus on adding a combination of franchised, market partner and Company-owned restaurants. (See "Item 1. Business--Market Partner Program.") The number of such restaurants developed in any period will vary. The Company believes that a mix of franchised, market partner and Company-owned restaurants will enable it to realize accelerated expansion opportunities, while maintaining majority or sole ownership of a significant number of restaurants. Generally the Company does not anticipate opening franchised, market partner and Company-owned restaurants within the same market. In seeking franchisees and market partners, the Company will continue to primarily target experienced multi-unit restaurant operators with knowledge of a particular geographic market and financial resources sufficient to execute the Company's development strategy. During fiscal 1997, the Company added franchisees to the system who have had operations experience with full service family and casual dining concepts, as well as experience with quick-serve concepts. With the addition of these new franchisees, the franchise system is anticipated to open four to seven Casa Ole restaurants in 1998.

         In adding to its Company-owned restaurants, the Company anticipates it will continue to develop new units and to a lesser extent, selectively acquire existing franchised restaurants. During fiscal 1997, the Company constructed and opened new units in Lubbock, Plainview and Bryan, Texas. It also opened market partner restaurants in Pocatello and Garden City, Idaho. The Pocatello restaurant was later closed and will be sold. The restaurant opened in 1996 in Bellmead, Texas was sold to a franchisee in 1997. Franchise restaurants were opened in Pasadena and Wichita Falls, Texas, as well as Beckley, West Virginia and Kingsport, Tennessee.

         SELECTIVE ACQUISITIONS. As part of its expansion strategy the Company also seeks selective acquisitions that meet its growth goals of increasing penetration in existing markets and entering new markets. Following this strategic approach to growth the Company purchased 100% of the outstanding stock of Monterey's Acquisition Corp. ("MAC") on July 2, 1997. The Company purchased the shares of common stock for $4.0 million, paid off outstanding debt and accrued interest totaling $7.1 million and funded various other agreed upon items approximating $500,000. The transaction was funded using cash on hand of approximately $3.0 million and funds available to the Company under its amended credit facility. At the time of acquisition, MAC owned and operated 26 restaurants in Texas and Oklahoma under the names "Monterey's Tex Mex Cafe", "Monterey's Little Mexico", and "Tortuga Cantina." The acquisition increased the Company's penetration in existing Texas markets and gave the Company effective penetration of the Tulsa, OK DMA. It also increased the number of Mexican dining formats for use at specific geographic locations.

         In adding to its Company-owned restaurant development, the Company anticipates it will continue from time to time to selectively acquire existing restaurants from franchisees and others.

         During fiscal 1997, the Company constructed and opened four new units and purchased a franchised unit in Victoria, Texas. Exclusive of the acquisitions, the Company, including its market partners, is planning to open approximately four units and relocate one in 1998.

SITE SELECTION

         Execution of the expansion strategy requires locating, evaluating and securing adequate sites. Senior management devotes significant time and resources to analyzing each prospective site. Senior management has also created and utilizes a site selection committee which reviews and approves each site to be developed. In addition, the Company conducts customer surveys to precisely define the demographic profile of the customer base of each of the Company's restaurant concepts. The Company's site selection criteria focus on:

             1) matching the customer profile of the respective restaurant concept to the profile of the population of the target market;

             2) easy site accessibility, adequate parking, and prominent visibility of each site under consideration;

             3)  the site's strategic location within the marketplace;

             4) the site's proximity to the major concentration of shopping centers within the market;

             5) the site's proximity to a large employment base to support the lunch day-part; and

             6) the impact of competition from other restaurants in the market.


         The Company believes that a sufficient number of suitable sites are available for Company, market partner and franchise development in existing and target markets. Based on its current planning and market information, the Company expects to open approximately four Company-owned and/or market partner restaurants in 1998 and believes that its franchisees will open approximately four to seven additional restaurants. As previously mentioned, the Company has purchased or otherwise secured real estate for two of its targeted 1998 openings. The company is also in the process of negotiating a letter of intent
for a property to be developed in Tulsa, Oklahoma.   The Company's ability to
open the number of restaurants contemplated by its expansion plans is subject to certain risks. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors." The anticipated total investment for a 4,200 to 4,850 square foot restaurant, including land, building, equipment, signage, site work, furniture, fixtures and decor ranges between $900,000 and $1,350,000 (includes capitalized lease value). Additionally, training and other pre-opening costs are anticipated to approximate $50,000. The cost of developing and operating a Company restaurant can vary based upon fluctuations in land acquisition and site improvement costs, construction costs in various markets, the size of the particular restaurant and other factors. Although the Company anticipates that development costs associated with near-term restaurants will range between $900,000 and $1,350,000, there can be no assurance of this.

RESTAURANT OPERATIONS

         MANAGEMENT AND EMPLOYEES. The management staff of each restaurant is primarily responsible for managing the restaurant's operations. Each Company-owned restaurant operates with a general manager, one or two assistant managers and a kitchen manager or a chef. Including managers, restaurants have an average of 50 full-time and part-time employees. The Company historically has spent considerable effort developing its employees, allowing it to promote from within. As an additional incentive to its restaurant management personnel, the Company has a bonus plan in which restaurant managers can receive monthly bonuses based on a percentage of their restaurants' controllable profits.

         The Company's regional supervisors, who report directly to the Company's Directors of Operation, offer support to the store managers. Each supervisor is eligible for a monthly bonus based on a percentage of controllable profits of the stores under their control.

         As of December 1997, the Company employed 2,034 people, of whom 2,004 were restaurant personnel at the Company- owned restaurants and 30 were corporate personnel. The Company considers its employee relations to be good. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company employees are not covered by a collective bargaining agreement.

         TRAINING AND QUALITY CONTROL. The Company requires its hourly employees to participate in a formal training program carried out at the individual restaurants, with the on-the-job training program varying from three days to two weeks based upon the applicable position. Managers of both Company-owned and franchised restaurants are trained at one of the Company's specified training stores by that store's general manager and then certified upon completion of a four to six week program that encompasses all aspects of restaurant operations as well as personnel management and policy and procedures, with special emphasis on quality control and customer relations.
To evaluate ongoing employee service and provide rewards to employees, the Company employs a "mystery shopper" program which consists of two anonymous visits per month per restaurant. The Company's franchise agreement requires each franchised restaurant to employ a general manager who has completed the Company's training program at one of the Company's specified training stores, and at least one other manager. Compliance with the Company's operational standards is monitored for both Company-owned and franchised restaurants by random, on-site visits by corporate management, regular inspections by regional supervisors, the ongoing direction of a corporate quality control manager and the mystery shopper program.

         MARKETING AND ADVERTISING. The Company believes that when media penetration is achieved in a particular market, investments in radio and television advertising can generate significant increases in revenues in a cost- effective manner. During fiscal 1997, the Company spent approximately 3.5% of total revenues on various forms of advertising. For fiscal 1998, the Company expects to spend approximately 3.5% of total revenues on advertising. With the addition of restaurants in existing DMAs and the increase in advertising dollars during 1998, the Company has planned to be on television and/or radio on an increased basis in fiscal 1998. Besides radio and television, the Company makes use of in-store promotions, involvement in community activities, and customer word-of-mouth to maintain their performance. Achieving effective media penetration in each market which it enters is a key component of the Company's expansion strategy.

         PURCHASING. The Company strives to obtain consistent quality products at competitive prices from reliable sources. The Company's Director of Purchasing works with the Company's distributor and other purveyors to ensure the integrity, quality, price and availability of the various raw ingredients. The Company researches and tests various products in an effort to maintain quality and to be responsive to changing customer tastes. The Company operates a centralized purchasing system that is utilized by all of the Company-owned restaurants and is available to the Company's franchisees. Under the Company's franchise agreement, if a franchisee wishes to purchase from a supplier other than a currently approved supplier, it must first submit the products and supplier to the Company for approval. Regardless of the purchase source, all purchases must comply with the Company's product specifications. The Company's ability to maintain consistent product quality throughout its operations depends upon acquiring specified food products and supplies from reliable sources. Management believes that all essential food and beverage products are available from other qualified sources at competitive prices.

FRANCHISING

         The Company currently has 15 franchisees operating a total of 31 restaurants. In 1997 the Company's franchisees opened three restaurants and closed one location. Subsequent to the end of the year, a franchisee has opened one location. In addition, two other locations are under construction, and another location is owned and approved for development. Franchising allows the Company to expand the number of stores and penetrate markets more quickly and with less capital than developing Company-owned stores. Franchisees are selected on the basis of various factors, including business background, experience and financial resources. In seeking new franchisees, the Company targets experienced multi-unit restaurant operators with knowledge of a particular geographic market and financial resources sufficient to execute the Company's development schedule. Under the current franchise agreement, franchisees are required to operate their stores in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. In addition, franchisees are required to purchase, directly from the Company or its authorized agent, spice packages for use in the preparation of certain menu items, and must purchase certain other items from approved suppliers unless written consent is received from the Company.

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

         FRANCHISEE TRAINING AND SUPPORT. Under the current franchise agreement, each franchisee (or if the franchisee is a corporation, a manager designated by the franchisee) is required to personally participate in the operation of the franchise. Before opening the franchisee's business to the public, the Company provides training at its approved training facility for each franchisee's general manager, assistant manager and chef. The Company recommends that the franchisee, if the franchisee is other than the general manager, or if a corporation, its chief operating officer, attend such training. The Company also provides a training team to assist the franchisee in opening its restaurant. The team, supervised by the Director of Training, will assist and advise the franchisee and/or its manager in all phases of the opening operation for a seven to fourteen day period. The formal training program required of hourly employees and management, along with continued oversight by the Company's quality control manager, promotes consistency of operations.

MARKET PARTNER PROGRAM

         The Company has developed a market partner program whereby the Company will form a partnership agreement with an individual to build a number of Company owned restaurants. In return for site selection work, training, supervising and other operational activities, the market partner will receive 10% of the cash flow of each restaurant that he opens. The Company, as a 90% partner, will fund the majority of the costs associated with constructing and opening each restaurant and will provide administrative and accounting support. The Company has entered into agreements with one market partner in Idaho. This Market Partner has opened two restaurants and has one under construction. One restaurant developed by this Market Partner, in Pocatello, Idaho, has been closed. As with franchising, the market partner program will allow the Company to expand the number of stores and penetrate markets more quickly than it could with only 100% Company-owned units. The partnership entity will be required to sign the Company's standard franchise agreement. Other than the payment of royalties, which will be at a rate less than stipulated in the standard franchise agreement, the partnership entity will be subject to all criteria contained within the franchise agreement.

COMPETITION

         The restaurant industry is intensely competitive. Competition is based upon a number of factors, including concept, price, location, quality and service. The Company competes against a broad range of other family dining concepts, including those focusing on various other types of ethnic food, as well as local restaurants in its various markets. The Company also competes against other quick service and casual dining concepts within the Mexican and Tex-Mex food segment. Many of the Company's competitors are well established and have substantially greater financial and other resources than the Company. Some of the Company's competitors may be better established in markets where the Company's restaurants are or may be located. The Company believes that it competes with franchisors of other restaurants and various other concepts for franchisees.

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

GOVERNMENT REGULATION

         Each Company restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments relating to the development and operation of restaurants. These include regulations pertaining to the environmental, building and zoning requirements in the preparation and sale of food. The Company is also subject to laws governing the service of alcohol and its relationship with employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Difficulties or failures in obtaining the required construction and operating licenses, permits, or approvals could delay or prevent the opening of a specific new restaurant. The Company believes that it is operating in substantial compliance with applicable laws and regulations that govern its operations.

         Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the Company's restaurants, including minimum age of patrons drinking alcoholic beverages and employees serving alcoholic beverages, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The Company is also subject to "dramshop" statutes which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. Additionally, within thirty days of employment by the Company, each Texas employee of the Company who serves alcoholic beverages is required to attend an alcoholic seller training program that has been approved by the Texas Alcoholic Beverage Commission and endorsed by the Texas Restaurant Association and which endeavors to educate the server to detect and prevent overservice of the Company's customers.

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


ITEM 2.  PROPERTIES

         Casa Ole's executive offices are located in approximately 5,000 square feet of office space in Houston, Texas. The offices are currently leased by the Company from CO Properties No. 3, a Texas partnership owned by Larry N. Forehand and Michael D. Domec, under a gross lease (where the landlord pays utilities and property taxes) expiring in April 1998, with rental payments of $5,000 per month. The Company is currently negotiating a one year renewal with a one year option. See "Notes to Consolidated Financial Statements--Related Party Transactions." The Company believes that its properties are suitable and adequate for its operations.

         The Company owns the land on 19 restaurant locations with the balance of locations on leased sites. Real estate leased for Company-owned restaurants is typically leased under triple net leases that require the Company to pay real estate taxes and utilities, to maintain insurance with respect to the premises and in certain cases to pay contingent rent based on sales in excess of specified amounts. Generally the non-mall locations for the Company-owned restaurants have initial terms of 10 to 20 years with renewal options.

         The following table provides information with respect to the existing Company-owned restaurants and the five future locations which are either under contract or are subject to an executed letter of intent:

                                 DATE
                                 ----
LOCATION                   OPENED/ACQUIRED           LEASE OR OWN                  DMA
--------                   ---------------           ------------                  ---
Pasadena, Texas                12/1/73                   Own                     Houston
Pasadena, Texas                3/20/76                   Own                     Houston
Houston, Texas                 2/12/78                  Lease                    Houston
Odessa, Texas                  6/19/79                  Lease                Odessa/Midland
Lubbock, Texas                 4/14/80                  Lease                    Lubbock
Texas City, Texas               6/8/81                  Lease                    Houston
College Station, Texas         11/1/83                  Lease               Waco/Temple/Bryan
Stafford, Texas                6/11/84                  Lease                    Houston
Houston, Texas                 11/13/85                 Lease                    Houston
Lake Jackson, Texas            12/18/85                 Lease                    Houston
Waco, Texas                    4/13/86                  Lease               Waco/Temple/Bryan
Houston, Texas                 6/12/87                  Lease                    Houston
Temple, Texas                  7/10/89                  Lease               Waco/Temple/Bryan
Corpus Christi, Texas        10/14/96 (1)               Lease                Corpus Christi
Copperas Cove, Texas           10/28/96                  Own                Waco/Temple/Bryan
Victoria, Texas              12/30/96 (1)               Lease                   Victoria
Plainview, Texas               3/18/97                   Own                     Lubbock
Lubbock, Texas                  7/7/97                   Own                     Lubbock
Bryan, Texas                   6/18/97                   Own                Waco/Temple/Bryan
Corpus Christi             Targeted to sell              Own                 Corpus Christi
Garden City, Idaho             12/11/97                  Own                      Boise
Pocatello, Idaho (3), (4)  Targeted to sell              Own              Idaho Falls/Pocatello
Nampa, Idaho (3)         Target 2nd Qtr 1998             Own                      Boise
Boise, Idaho (3)         Target 1st Qtr 1999             Own                      Boise
Houston, Texas                  7/2/97                  Lease                    Houston
Houston, Texas                  7/2/97                  Lease                    Houston
Humble, Texas                   7/2/97                  Lease                    Houston
Houston, Texas                  7/2/97                  Lease                    Houston
Houston, Texas                  7/2/97                  Lease                    Houston
Houston, Texas                  7/2/97                  Lease                    Houston
Dickinson, Texas                7/2/97                  Lease                    Houston
Katy, Texas                     7/2/97                  Lease                    Houston
Clute, Texas                    7/2/97                  Lease                    Houston
Galveston, Texas                7/2/97                  Lease                    Houston
Bryan, Texas                    7/2/97                  Lease               Waco/Temple/Bryan
Grand Prairie, Texas            7/2/97                  Lease                    Dallas
Temple, Texas                   7/2/97                  Lease               Waco/Temple/Bryan
Bartlesville, Oklahoma          7/2/97                  Lease                     Tulsa
Tulsa, Oklahoma                 7/2/97                  Lease                     Tulsa
Tulsa, Oklahoma                 7/2/97                  Lease                     Tulsa
Houston, Texas                  7/2/97                   Own                     Houston
Pasadena, Texas                 7/2/97                   Own                     Houston
Houston, Texas                  7/2/97                   Own                     Houston
Houston, Texas                  7/2/97                   Own                     Houston
Houston, Texas                  7/2/97                   Own                     Houston
Alvin, Texas                    7/2/97                   Own                     Houston
Tulsa, Oklahoma                 7/2/97                   Own                      Tulsa
Webster, Texas                  7/2/97                   Own                     Houston
Houston, Texas                  7/2/97                  Lease                    Houston
Houston, Texas                  7/2/97                  Lease                    Houston
Baytown, Texas                 7/14/97                   Own                     Houston
Houston, Texas(2)        Target 2nd Qtr 1998             Own                     Houston
Galveston, Texas         Target 3rd Qtr 1998            Lease                    Houston
Tulsa, Oklahoma(2)       Target 3rd Qtr 1998            Lease                    Houston

----------
(1) Date operations assumed by the Company from the prior franchisee.
(2) Property is under a non-binding letter of intent.
(3) Market partner restaurant whereby the market partner will own 10% of the cash flow from the restaurant.
(4) The Pocatello location is closed.

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


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 27, 1997.

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


                                                                 HIGH               LOW
                                                                 ----               ---
FISCAL YEAR 1996:
     First Quarter (ended April 19, 1996) . . . . . . . . . .       N/A               N/A
     Second Quarter (ended July 12, 1996) . . . . . . . . . .    15 1/4            13 3/8
     Third Quarter (ended October 4, 1996)  . . . . . . . . .    14 1/8            12 7/8
     Fourth Quarter (ended December 27, 1996) . . . . . . . .    13 1/2             8 3/4


FISCAL YEAR 1997:
     First Quarter (ended April 18, 1997) . . . . . . . . . .         9             8 7/8
     Second Quarter (ended July 11, 1997) . . . . . . . . . .         9             8 5/8
     Third Quarter (ended October 3, 1997)  . . . . . . . . .   6 13/16             6 3/4
     Fourth Quarter (ended December 26, 1997) . . . . . . . .     3 3/4             3 1/2

FISCAL YEAR 1998:
     First Quarter (through March 18, 1998) . . . . . . . . .     4 1/4            4 1/16


         As of March 12, 1998, the Company estimates that there were approximately 500 beneficial owners of the Company's Common Stock, represented by approximately 28 holders of record.

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

         During certain periods prior to the Company's initial public offering in 1996, substantially all of the corporations were treated for federal and state income tax purposes as S corporations under Subchapter S of the Code, and accordingly, such corporations made S corporation distributions to its shareholders to pay federal income taxes on the earnings taxed directly to the shareholders thereof and to provide a return on the shareholders' investment. During fiscal years 1994 and 1995, such corporations declared aggregate distributions of $1.8 million and $1.5 million, respectively, to its shareholders. During fiscal 1996, distributions of $1.5 million, representing a combination of the 1995 working capital balance of approximately $618,000 and earnings of the prior corporations through the date of the initial public offering of approximately $866,000, were paid to the then existing shareholders. No distributions to shareholders were made in fiscal 1997.

ITEM 6.  SELECTED FINANCIAL DATA

         Balance sheet data as of December 31, 1993, December 30, 1994, December 29, 1995, December 27, 1996 and December 28, 1997, and income statement data for the fiscal years then ended have been derived from combined and consolidated financial statements audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected pro forma financial information presented below is for informational purposes only and may not necessarily be indicative of the results of operations and financial position of the Company as they may be in the future. The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Consolidated Financial Statements and the Notes thereto included in Item
8. hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. hereof.

                                                                 FISCAL YEAR ENDED
                                           -------------------------------------------------------------
                                            DEC. 31,     DEC. 30,     DEC. 29,    DEC. 27,      DEC. 28,
                                            1993(1)        1994         1995        1996          1997
                                            -------        ----         ----        ----          ----
                                                 (Dollars in thousands, except per share amounts)
INCOME STATEMENT DATA(2):
Revenues:
  Restaurant sales  . . . . . . . . . .     $ 18,762     $ 17,420     $ 16,691     $ 17,574     $ 34,301
  Franchise fees and royalties  . . . .          795          885          930          998        1,037
  Other . . . . . . . . . . . . . . . .          125           67           69           90          132
                                            --------     --------     --------     --------     --------
         Total revenues . . . . . . . .       19,682       18,372       17,690       18,662       35,470
                                            --------     --------     --------     --------     --------
Costs and expenses:
  Cost of sales . . . . . . . . . . . .        4,595        4,427        4,199        4,405        8,893
  Restaurant operating expenses . . . .       11,521       10,264        9,791        9,609       19,431
  General and administrative  . . . . .        1,947        2,222        1,987        2,081        3,632
  Depreciation and amortization . . . .          374          342          266          208        1,245
  Restaurant closure costs  . . . . . .          339          265         --           --            433
                                            --------     --------     --------     --------     --------

         Total costs and expenses . . .       18,776       17,520       16,243       16,303       33,634
                                            --------     --------     --------     --------     --------
Operating income  . . . . . . . . . . .          906          852        1,447        2,359        1,836
Other income (expense)  . . . . . . . .           41          143           32          367         (171)
                                            --------     --------     --------     --------     --------

Income before income tax expense  . . .     $    947     $    995     $  1,479     $  2,726     $  1,665
                                            ========     ========     ========     ========     ========

Net income  . . . . . . . . . . . . . .     $    831     $    927     $  1,404     $  1,868     $  1,015
                                            ========     ========     ========     ========     ========

Pro forma net income (3)  . . . . . . .                               $  1,449     $  1,819
                                                                      ========     ========

Net income per share (diluted) (4). . .                               $   0.52     $   0.53     $   0.28
                                                                      ========     ========     ========


                                                                           FISCAL YEAR
                                           ---------------------------------------------------------------------------
                                           DEC. 31,         DEC. 30,         DEC. 29,         DEC. 27,         DEC. 28,
                                             1993             1994             1995             1996             1997
                                             ----             ----             ----             ----             ----
                                                                      (Dollars in thousands)
BALANCE SHEET DATA:
Working capital . . . . . . . . . . . .     $   547          $   134          $   618         $  6,857        $(2,023)
Total assets  . . . . . . . . . . . . .     $ 3,547          $ 2,890          $ 2,858         $ 12,146        $ 26,508
Long-term debt, less
  current portion . . . . . . . . . . .     $   257          $    82          $    62         $     --        $ 10,107
Total stockholders' equity  . . . . . .     $ 2,091          $ 1,614          $ 1,934         $ 10,720        $ 11,735


----------
(1) The fiscal year ended December 31, 1993 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

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

                                                                Fiscal Year Ended
                                   -----------------------------------------------------------------------------
                                    Dec. 31,         Dec. 30,         Dec. 29,         Dec. 27,            Dec 28,
                                     1993             1994             1995             1996               1997
                                     ----             ----             ----             ----               ----
Revenues . . . . . . . . . . .     $ 2,223          $ 1,199         $    432        $      --           $     --
Restaurant closure costs . . .        (339)            (265)              --               --                 --
Net loss . . . . . . . . . . .        (823)            (511)            (194)              --                 --


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

(4) For fiscal 1995, the computation of pro forma net income per share is based upon 2,732,705 weighted average shares of Common Stock outstanding issued to the shareholders of the 13 corporations that were party to the reorganization and 60,411 shares assumed to be issued at an initial public offering price of $11.00 per share (after deducting the estimated underwriting discount), to fund S corporation distributions of approximately $618,000. For fiscal 1996, it was assumed that the number of shares up to the date of the public offering were the same as weighted average shares outstanding for fiscal 1995. Basic income per share for fiscal 1996 is $0.54.


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

The Company's primary source of revenues is the sale of food and beverages at Company-owned restaurants also derives revenues from franchise fees, royalties and other franchise-related activities. Under the terms of the Company's current franchise agreement, franchisees are generally required to pay a franchise fee of $25,000 per restaurant and royalty fees of up to 5% of gross sales. The royalty fees vary from franchise to franchise. Area developers (franchisees who plan to develop more that one restaurant) will be required to pay an initial development fee equal to the total initial franchise fee for the first franchise agreement to be executed pursuant to the development schedule specified in the agreement, plus 10% of the initial franchise fee payable for each additional franchise agreement. The development fee will be non-refundable, but will be applied proportionately to the franchise fees associated with additional restaurants. New area developers will be required to pay monthly royalties for all restaurants developed pursuant to such franchise agreements on a declining scale ranging from 5% to 3% of gross sales. Franchise fee revenue from an individual franchise sale is recognized when all services relating to the sale have been performed and the restaurant has commenced operation. Initial franchise fees relating to area franchise sales are recognized ratably in proportion to services that are required to be performed pursuant to the area franchise or development agreements and proportionately as the restaurants within the area are opened.

         Prior to the Company's initial public offering in April 1996, a significant portion of the Company's operating expenses was attributable to the compensation of Larry N. Forehand and Michael D. Domec, the original principals of the Company, and payment of compensation and fees to certain of their respective affiliates. Subsequent to the offering, Mr. Domec has continued to serve as a director of the Company, but is no longer an employee and has instead focused on development of additional Casa Ole restaurants in his capacity as a franchisee. In fiscal 1997, Mr. Forehand became Director of Franchise Services and remains as a member of the Board of Directors. In addition, certain transactions and compensation arrangements between the Company and affiliates of Messrs. Forehand and Domec were terminated subsequent to the offering. The Company has employment agreements with each of Louis P. Neeb, Curt Glowacki and Andrew Dennard. The pro forma effect of the elimination of Mr. Domec's compensation and payments to certain entities related to Messrs. Domec and Forehand, the reduction in Mr. Forehand's compensation and the compensation arrangements for the new executive officers is reflected in the Financial Statements and Supplementary Data--Consolidated Statements of Income found elsewhere in this Report.

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

FISCAL YEAR

         The Company has a 52/53 week fiscal year ending on a Sunday nearest December 31, 1997. References in this Report to fiscal 1995, 1996 and 1997 relate to the periods ended December 29, 1995 and December 27, 1996 and December 28, 1997, respectively. All fiscal years presented herein consisted of 52 weeks.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

         REVENUES. Fiscal 1997 revenues increased $16.8 million, or 90.1%, over revenues in fiscal 1996. Restaurant sales increased $16.7 million, primarily due to the acquisition of MAC, which added $11.2 million in restaurant sales, and due to new store development, which added approximately $5.4 million. The average sales volume for the 13 same- stores was $1.3 million for fiscal 1997, and same-store sales increased .1%, or $13,329.

         Franchise fees and royalties and other revenues had a combined increase of $80,912 or 7.4%, which was related to additional royalties from three new franchised stores, along with increased sales of marketing materials (primarily menus and promotional items) to the franchise system.

         COSTS AND EXPENSES. Cost of sales increased $4.5 million or 101.9%, over fiscal 1996. As a percentage of restaurant sales, cost of sales was 25.9% for fiscal 1997 as compared to 25.1% for fiscal 1996. This increase is attributable to an increase in the proportion of MAC units, which have a higher average cost of sales than Casa Ole units.

         Restaurant operating expenses increased $9.8 million, or 102.2%, in fiscal 1997. As a percentage of restaurant sales, restaurant operating expenses increased to 56.6% in fiscal 1997 as compared to 54.7% in fiscal 1996. Labor and other related expenses as a percentage of restaurant sales increased by 0.7% to 33.7% in fiscal 1997 as compared to 33.0% in fiscal 1996. Much of the increase resulted from an increase in the statutory minimum wage rate. Further, several of the new restaurants experienced higher than average labor costs. Other restaurant operating expenses, which primarily includes rent, utilities, repair and maintenance and advertising, increased by 0.7% to 22.4% in fiscal 1997 as compared to 21.7% in fiscal 1996. A substantial portion of these expenses are fixed or indirectly variable.

         General and administrative expenses (G&A) increased $1.6 million, or 74.5%, over fiscal 1996. As a percentage of total revenues, G&A decreased 1.0% to 10.2% in fiscal 1997 as compared to 11.2% in fiscal 1996. Excluding the impact of MAC, general and administrative expenses increased $830,000 over fiscal 1996. $241,000 of the increase was related to special charges for severance packages, costs incurred in an unsuccessful acquisition attempt and the write down of the Company's investment in a franchise restaurant. Relocation, training, and recruitment expenses accounted for an additional $200,000 of the increase. Additionally, increases in professional and legal expenses accounted for $162,000 of the increase.

         Depreciation and amortization expense as a percentage of total revenues increased from 1.1% in fiscal 1996 to 3.5% in fiscal 1997. This increase was primarily due to the MAC acquisition. Further, eight new Casa Ole restaurants have been added since the initial public offering in 1996, the first opening in October of 1996. With the exception of one long-term land lease, all new stores are owned by the Company.

         In the fourth quarter of fiscal 1997, the Company evaluated certain properties and restaurants to determine if continued operation was consistent with the Company's strategy. As a result of this exercise, it was determined that certain assets were impaired and the Company expensed $433,173 related to restaurant closure costs.

         OTHER INCOME (EXPENSE). Net other income (expense) decreased from income to an expense for fiscal 1997, a change of $538,000. The net decrease was due to the constant reduction in interest income as the proceeds from the 1996 initial public offering were used for construction projects and debt was incurred related to the acquisition of MAC. Total interest expense for fiscal 1997 was $451,000. The Company earned $141,000 in interest income and $73,000 in miscellaneous income, which was primarily due to vender rebates.

         INCOME TAX EXPENSE.

         The Company's effective tax rate for fiscal 1997 was 39.1% which is higher than the expected rate of 34% due to state tax (4.5%) and non-deductible expenses.

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

         INCOME TAX EXPENSE. Effective with the initial public offering, the Company became subject to federal and state taxes as a C corporation. The Company's effective tax rate since becoming a C corporation in fiscal 1996 was 37%. During the Company's first fiscal quarter when substantially all of the corporations were taxed as S corporations under the provisions of Subchapter S of the Code, the federal income taxes on the net income of the corporations were payable personally by the shareholders. The provision for income taxes reflected in the first quarter of fiscal 1996 is for state franchise taxes on all restaurants and for federal income taxes on the corporations which were taxable as C corporations.

LIQUIDITY AND CAPITAL RESOURCES

         In late April 1996, the Company received the proceeds from its initial public offering of 2,000,000 shares of Common Stock. On May 1, $11.35 million of the proceeds were used to redeem 1,135,000 shares of Common Stock owned by Michael D. Domec. Approximately $2.3 million of the proceeds were used to cover offering related costs, including underwriting discounts and commissions. The remaining proceeds were used for the development or acquisition of additional restaurants, the purchase of 100% of the outstanding shares of MAC on July 2, 1997, the continued implementation of the point-of-sale system, the remodel of existing restaurants and for general corporate purposes.

         The Company met fiscal 1997 capital requirements with cash generated by operations, remaining proceeds from the fiscal 1996 initial public offering and with draws on its credit facilities. In fiscal 1997, the Company's operations generated approximately $ 2.6 million in cash, as compared with $2.4 million in fiscal 1996 and $1.7 million in fiscal 1995. As of December 28, 1997, the Company had a working capital deficit of approximately $2.0 million, compared with a working capital surplus of approximately $6.9 million at December 27, 1996. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

         The Company's principal capital requirements are the funding of new restaurant development or acquisitions and remodeling of older units. During fiscal 1997, capital expenditures on property, plant and equipment were approximately $8.3 million as compared to approximately $2.8 million for fiscal 1996. The Company constructed and opened six new units, purchased or otherwise secured three real estate sites, acquired a franchise unit, remodeled several of the older restaurants and installed a point of sale system in many of the stores. Opening additional Company-owned restaurants is a key component of its expansion strategy, and management plans to open a combination of four Company-owned and market partner restaurants during the balance of fiscal 1998. Currently the Company has one site under construction and one site nearing ground-breaking. The estimated capital needed for such 1998 openings, along with preparing for 1999 openings and for general corporate purposes, including the remodel of an estimated eight units, is approximately $7.6 million. This estimate is based upon an anticipated total investment up to $1,400,000 per restaurant, of which approximately $350,000 is anticipated to represent furniture, fixtures and equipment and approximately $50,000 represents training and pre-opening expenses, and is inclusive of the capitalized cost of leasing or acquiring real estate. This estimate, however, does not include any amounts related to any significant acquisitions.

         The acquisition of MAC in July 1997 was funded using cash on hand of approximately $3.0 million and funds available to the Company under its amended credit facility with NationsBank of Texas, N.A.. The terms of the amended credit facility are similar to those in the original facility; however, the facility was expanded to $13 million, with $6 million designated as a term note payable over six years, and the remaining $7 million designated as a revolving credit line. The interest rate on both components of the credit agreement is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.25% on the unused portion of the revolver from the date of the credit agreement. Within the terms of the credit agreement, the Company must meet certain financial covenants. In fiscal 1997, the Company was in technical non-compliance with certain debt covenants due to special charges incurred in the third and fourth quarters. The bank either amended or waived all technical non-compliance matters. The revolving line may be used for certain acquisitions, construction of new units and other working capital needs. At December 28, 1997, the Company had $ 5.7 million outstanding under the term facility and approximately $ 5.0 million outstanding under the revolver.

         In addition to developing new restaurants, the Company intends to add Company-owned restaurants through selective acquisitions of existing franchisees. As mentioned above, the Company acquired its second franchise restaurant during fiscal 1997 and acquired its first franchise restaurant in fiscal 1996.

         The Company's management is currently negotiating a sale leaseback agreement that will include forward commitments for new unit development for fiscal 1998 and fiscal 1999. Management believes that a sale leaseback arrangement, along with operating cash flow and the Company's revolving line of credit with NationsBank, will be sufficient to meet its operating requirements and to finance its expansion plans (exclusive of any significant acquisitions) through the end of the 1998 fiscal year.

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

         IMPACT OF INFLATION & MARKET RISKS. The Company does not believe that inflation has materially impacted net income during the past three years. Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company's operating results to the extent such increases cannot be passed along to customers. If operating expenses increase, management intends to attempt to recover increased costs by increasing prices to the extent deemed advisable considering competitive conditions. The Company does not have or participate in transactions involving derivative, financial and commodity instruments.

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

         CONTROL OF THE COMPANY BY MANAGEMENT. Approximately 36.2% of the Common Stock and rights to acquire Common Stock of the Company are beneficially owned or held by Larry N. Forehand, Michael D. Domec, Louis P. Neeb and John
C.  Textor.

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

         YEAR 2000. The Company is in the process of evaluating computer processing alternatives. Currently, most accounting processes are handled on an outsourcing basis with entities that are expected to have Year 2000 issues. The Company is evaluating whether these processes will continue to be outsourced or internalized. A final decision is expected during fiscal 1998 and management does not believe that the ultimate decision will have a significant adverse impact on the financial results or operations of the Company.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable for the Company for this annual report.

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


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

             2.  Exhibits:

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

              **10.37 Lease Agreement, dated June 21, 1996, between Sam Jack McGlasson and Casa Ole Restaurants, Inc., for property located at 725 North Loop 340, Bellmead, Texas (Casa Ole No. 51).

              **10.38 Amended Lease Agreement, dated November 7,1996, between The Prudential Insurance Company of America, by and through its Agent, Terranomics Retail Services, Inc. and Casa Ole Restaurants, Inc., for property located at 263 Greenspoint Mall, Houston, Texas (Casa Ole No. 35).

              **10.39 Assignment of Lease and Consent to Assign, dated October 11, 1996, between Roy M. Smith and W.M. Bevly d/b/a Padre Staples Mall (landlord) and Pepe, Inc. d/b/a Casa Ole Restaurant and Cantina (tenant/assignor) and Jack Goodwin (guarantor) and Casa Ole No. 29, Inc., for property located at 1184 Padre Staples Mall, Corpus Christi, Texas (Casa Ole No. 36).

              **10.40 Option Contract and Agreement dated January 11, 1997, between Casa Ole of Beaumont, Inc., a Texas corporation, and Casa Ole Restaurants, Inc.

              **10.41 $750,000 Promissory Note, dated December 30, 1996, between Casa Ole No. 29, Inc. and Rainbolt, Inc. for the purchase of Victoria, Texas restaurant (Casa Ole No.
                       15).

                10.42 Credit Agreement Between Casa Ole Restaurants, Inc., as the Borrower, and NationsBank of Texas, N.A., as the Bank, for $10,000,000, dated July 10, 1996 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report Under the Securities Exchange Act of 1934, dated August 22, 1996, filed by the Company with the Securities and Exchange Commission).

              **10.43 Amendment No. 1, dated January 13, 1997, to the Credit Agreement Between Casa Ole Restaurants, Inc., as the Borrower, and NationsBank of Texas, N.A., as the Bank, for $10,000,000, dated July 10, 1996.

               *10.44 Employment Agreement by & between the Company and Curt Glowacki dated May 15, 1997.

               *10.45  Employment Agreement by & between the Company and Andrew
                       J. Dennard dated May 20, 1997.

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

               *27.1   Financial Data Schedule.

--------------------

             *   Filed herewith.
             **  Incorporated by reference to corresponding Exhibit number of the Company's Form 10K Annual Report Pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934, dated March 24,
                 1997, filed by the Company with the Securities and Exchange
                 Commission.
             ++  Incorporated by reference to corresponding Exhibit number of the Company's Form S-1 Registration Statement Under the
                 Securities Act of 1933, dated April 24, 1996, filed by the
                 Company with the Securities and Exchange Commission.
             +   Management contract or compensatory plan or arrangement.


         (b) Reports on Form 8-K

                On December 11, 1997, the Company  filed Form 8-K Current
             Report with the Securities and Exchange Commission regarding the Company's adopted new year end convention.

                           CASA OLE RESTAURANTS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                               PAGE
                                                                                                               ----
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-2

Consolidated Balance Sheets as of December 27, 1996 and December 28, 1997 . . . . . . . . . . . . . . . . .     F-3

Consolidated Statements of Income for each of the years in the three fiscal-year
  period ended December 28, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-4

Consolidated Statements of Stockholders' Equity for each of the years in
  the three fiscal-year period ended December 28, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . .     F-5

Consolidated Statements of Cash Flows for each of the years in the three
  fiscal-year period ended December 28, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-7

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Casa Ole Restaurants, Inc.:


         We have audited the accompanying consolidated balance sheets of Casa Ole Restaurants, Inc. (the Company) as of December 27, 1996 and December 28, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three fiscal-year period ended December 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casa Ole Restaurants, Inc. as of December 27, 1996 and December 28, 1997, and the results of their operations and their cash flows for each of the years in the three fiscal-year period ended December 28, 1997, in conformity with generally accepted accounting principles.


                                             KPMG Peat Marwick LLP


Houston, Texas
February 13, 1998

                           CASA OLE RESTAURANTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 27, 1996 AND DECEMBER 28, 1997



                                                                                      1996              1997
                                                                                  ------------      ------------
ASSETS

Current assets:
  Cash and cash equivalents .................................................     $  6,419,305      $    986,024
  Marketable securities (approximates fair value) ...........................        1,007,255              --
  Royalties receivable ......................................................          110,254           111,964
  Receivables from affiliates ...............................................           14,000            13,000
  Other receivables .........................................................          195,287           338,599
  Inventory .................................................................          197,475           423,237
  Taxes receivable ..........................................................               --           102,409
  Prepaid expenses ..........................................................          260,459           546,287
                                                                                  ------------      ------------
         Total current assets ...............................................        8,204,035         2,521,520
                                                                                  ------------      ------------

Property, plant and equipment ...............................................        7,326,761        21,748,741
  Less accumulated depreciation .............................................        3,470,953         4,450,221
                                                                                  ------------      ------------
         Net property, plant and equipment ..................................        3,855,808        17,298,520
Deferred tax assets .........................................................             --             156,164
Other assets ................................................................           85,930         6,531,934
                                                                                  ------------      ------------

                                                                                  $ 12,145,773      $ 26,508,138
                                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt ......................................     $     34,469      $  1,150,000
Accounts payable ............................................................          532,039         1,097,238
Income taxes payable ........................................................          352,375                --
Accrued sales and liquor taxes ..............................................          132,407           348,397
Accrued payroll and taxes ...................................................          266,597         1,121,011
Accrued expenses ............................................................           29,420           828,356
                                                                                  ------------      ------------

        Total current liabilities ...........................................        1,347,307         4,545,002
                                                                                  ------------      ------------

Long-term debt ..............................................................               --        10,106,871
Deferred income taxes .......................................................           35,577                --
Other liabilities ...........................................................           42,500           121,075

Stockholders' equity:
  Preferred stock, $.01 par value,
    1,000,000 shares authorized .............................................               --                --
  Capital stock, $0.01 par value, 20,000,000 shares
    authorized, 4,732,705 shares issued .....................................           47,327            47,327
  Additional paid-in capital ................................................       20,685,610        20,685,610
  Retained earnings .........................................................        1,337,452         2,352,253
Treasury stock, cost of 1,135,000 shares ....................................      (11,350,000)      (11,350,000)
                                                                                  ------------      ------------
         Total stockholders' equity .........................................       10,720,389        11,735,190
                                                                                  ------------      ------------

                                                                                  $ 12,145,773      $ 26,508,138
                                                                                  ============      ============


          See accompanying notes to consolidated financial statements.

                           CASA OLE RESTAURANTS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE FISCAL YEARS ENDED DECEMBER 29, 1995,
                    DECEMBER 27, 1996 AND DECEMBER 28, 1997


                                                                    1995              1996              1997
                                                                ------------      ------------      ------------
Revenues:
  Restaurant sales ........................................     $ 16,690,682      $ 17,573,911      $ 34,301,029
  Franchise fees and royalties ............................          929,880           997,524         1,036,626
  Other ...................................................           68,986            90,474           132,284
                                                                ------------      ------------      ------------
                                                                  17,689,548        18,661,909        35,469,939
Costs and expenses (see note 7 for
  related party costs):
  Cost of sales ...........................................        4,198,412         4,405,330         8,892,889
  Restaurant operating expenses ...........................        9,790,998         9,608,834        19,431,014
  General and administrative ..............................        1,986,958         2,081,161         3,632,404
  Depreciation and amortization ...........................          266,389           208,132         1,244,703
  Restaurant closure costs ................................               --                --           433,173
                                                                ------------      ------------      ------------
                                                                  16,242,757        16,303,457        33,634,183
                                                                ------------      ------------      ------------

         Operating income .................................        1,446,791         2,358,452         1,835,756
                                                                ------------      ------------      ------------

Other income (expense):
  Interest income .........................................           14,846           271,057           141,723
  Interest expense ........................................          (38,531)          (17,402)         (451,868)
  Other, net ..............................................           56,352           114,232           139,588
                                                                ------------      ------------      ------------
                                                                      32,667           367,887          (170,557)
                                                                ------------      ------------      ------------
Income before income tax expense ..........................        1,479,458         2,726,339         1,665,199
Income tax expense ........................................           75,000           858,153           650,398
                                                                ------------      ------------      ------------

         Net income .......................................     $  1,404,458      $  1,868,186      $  1,014,801
                                                                ============      ============      ============

Pro forma income statement data:
  Net income as reported ..................................     $  1,404,458      $  1,868,186      $  1,014,801
  Pro forma adjustments:
    Compensation and related party
      expense arrangements ................................          820,000           161,700                --
    Provision for income taxes ............................         (775,799)         (210,422)               --
                                                                ------------      ------------      ------------

  Pro forma net income ....................................     $  1,448,659      $  1,819,464      $  1,014,801
                                                                ============      ============      ============

Basic income per share ....................................     $        .52      $        .54      $        .28
                                                                ============      ============      ============

Diluted income per share ..................................     $        .52      $        .53      $        .28
                                                               =============      ============      ============

Weighted average number of shares (diluted) ...............        2,793,116         3,403,906         3,601,902
                                                                ============      ============      ============



          See accompanying notes to consolidated financial statements.

                           CASA OLE RESTAURANTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           FOR THE FISCAL YEARS ENDED
                      DECEMBER 29, 1995, DECEMBER 27, 1996
                             AND DECEMBER 28, 1997



                                                               ADDITIONAL        RETAINED                               TOTAL
                                              CAPITAL           PAID-IN          EARNINGS           TREASURY        STOCKHOLDERS'
                                               STOCK            CAPITAL          (DEFICIT)           STOCK              EQUITY
                                            ------------      ------------      ------------      ------------      ------------
Balances at December 30, 1994 .........          141,660         1,610,934            61,024          (200,000)        1,613,618
  Net income ..........................               --                --         1,404,458                --         1,404,458
  Capital contribution ................               --           458,988                --                --           458,988
  Distributions paid ..................               --                --        (1,542,824)               --        (1,542,824)
                                            ------------      ------------      ------------      ------------      ------------

Balances at December 29, 1995 .........          141,660         2,069,922           (77,342)         (200,000)        1,934,240
  Net income ..........................               --                --         1,868,186                --         1,868,186
  Issuance of common stock ............           20,000        21,980,000                --                --        22,000,000
  Offering costs and adjustments ......         (114,333)       (1,916,250)         (453,392)          200,000        (2,283,975)
  Warrants issued .....................               --            35,977                --                --            35,977
  Treasury stock purchased ............               --                --                --       (11,350,000)      (11,350,000)
  Distributions paid ..................               --        (1,484,039)               --                --        (1,484,039)
                                            ------------      ------------      ------------      ------------      ------------

Balances at December 27, 1996 .........     $     47,327      $ 20,685,610      $  1,337,452      $(11,350,000)     $ 10,720,389
  Net income ..........................               --                --         1,014,801                --         1,014,801
                                            ------------      ------------      ------------      ------------      ------------


Balances at December 28, 1997 .........     $     47,327      $ 20,685,610      $  2,352,253      $(11,350,000)     $ 11,735,190
                                            ============      ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                           CASA OLE RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE FISCAL YEARS ENDED DECEMBER 29, 1995,
                    DECEMBER 27, 1996 AND DECEMBER 28, 1997

                                                                                    1995              1996              1997
                                                                                ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................     $  1,404,458      $  1,868,186      $  1,014,801
Adjustments to reconcile net income to net
      cash provided by operating activities:
  Depreciation and amortization ...........................................          266,389           208,132         1,244,703
  Restaurant closure costs ................................................               --                --           433,173
  (Gain) loss on sale of fixed assets .....................................              (54)           28,068                --
  Reserve for bad debts and note receivable write-offs ....................               --                --           112,500
  Deferred income taxes ...................................................               --            35,577            62,755
Changes in assets and liabilities, net of effects of acquisitions:
  Royalties receivable ....................................................          (42,142)           15,729           (31,710)
  Receivable from affiliates ..............................................           42,351            18,701             1,000
  Other receivables .......................................................          (21,284)         (161,733)           11,689
  Taxes receivable ........................................................               --                --          (102,409)
  Inventory ...............................................................          (10,587)          (37,033)          (33,169)
  Prepaids and other current assets .......................................          (23,848)         (176,122)         (240,579)
  Other assets ............................................................           35,150           (95,022)         (204,831)
  Accounts payable ........................................................          (39,430)          264,083            (8,064)
  Accrued expenses and other liabilities ..................................           54,601           370,113           302,369
  Deferred franchise fees and other long-term liabilities .................               --            42,500            21,235
                                                                                ------------      ------------      ------------
         Total adjustments ................................................          261,146           512,993         1,568,662
                                                                                ------------      ------------      ------------
         Net cash provided by operating activities ........................        1,665,604         2,381,179         2,583,463
                                                                                ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of acquisition, net of
         cash acquired ....................................................               --                --       (11,613,741)
Collection (issuance) of notes receivable .................................          (38,964)           38,964          (115,000)
Purchase of property, plant and equipment .................................         (103,749)       (2,764,152)       (8,338,660)
Sale (purchase) of marketable securities ..................................               --        (1,007,255)        1,007,255
Proceeds from sale of property, plant
    and equipment .........................................................            9,500             6,100           530,000
                                                                                ------------      ------------      ------------
         Net cash used in investing activities ............................         (133,213)       (3,726,343)      (18,530,146)
                                                                                ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution ......................................................          193,627                --                --
Payment of distributions ..................................................       (1,542,824)       (1,484,039)               --
Proceeds from minority partners' contributions ............................               --                --            41,000
Net borrowings under line of credit agreement .............................               --                --         4,990,204
Proceeds from issuance of long-term debt ..................................               --                --         6,000,000
Payments of notes payable .................................................         (127,106)         (157,079)         (517,802)
Proceeds from issuance of common stock ....................................               --        19,752,002                --
Purchase of treasury stock ................................................               --       (11,350,000)               --
                                                                                ------------      ------------      ------------
         Net cash provided by (used in)  financing activities .............       (1,476,303)        6,760,884        10,513,402
                                                                                ------------      ------------      ------------
         Increase (decrease) in cash and cash equivalents .................           56,088         5,415,720        (5,433,281)
Cash and cash equivalents at beginning of year ............................          947,497         1,003,585         6,419,305
                                                                                ------------      ------------      ------------
Cash and cash equivalents at end of year ..................................     $  1,003,585      $  6,419,305      $    986,024
                                                                                ============      ============      ============

                           CASA OLE RESTAURANTS, INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
    Interest ..............................................................     $     28,134     $     24,051     $    327,933
    Income taxes ..........................................................           36,417          390,000        1,039,812
Non-cash financing activities:
    Liability assumption/capital contribution .............................          265,361               --               --
    Exchange of equipment for note balance ................................               --           53,897           32,500
    Note issued for purchase of restaurant ................................               --               --          750,000

          See accompanying notes to consolidated financial statements.

                           CASA OLE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 29, 1995, DECEMBER 27, 1996 AND DECEMBER 28, 1997


(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)  Description of Business

         On February 16, 1996, Casa Ole Restaurants, Inc. was incorporated in the state of Texas, and on April 24, 1996, its initial public offering of 2,000,000 shares of Common Stock became effective. Casa Ole Restaurants, Inc. is the holding company for Casa Ole Franchise Services, Inc. and sixteen subsidiary restaurant operating corporations (collectively the "Company"). Casa Ole Franchise Services, Inc. was incorporated in 1977, and derives its revenues from the collection of franchise fees under a series of protected location franchise agreements and from the sale of restaurant accessories to the franchisees of those protected location franchise agreements. The restaurants feature moderately priced Mexican and Tex-Mex food served in a casual atmosphere. The first Casa Ole restaurant was opened in 1973.

         On July 2, 1997, the Company purchased 100% of the outstanding stock of Monterey's Acquisition Corp. ("MAC"). The Company purchased the shares of common stock for $4.0 million, paid off outstanding debt and accrued interest totaling $7.1 million and funded various other agreed upon items approximating $500,000. Approximately $6.0 million of goodwill was recorded as a result of this purchase. At the time of the acquisition, MAC owned and operated 26 restaurants in Texas and Oklahoma under the names "Monterey's Tex-Mex Cafe," "Monterey's Little Mexico" and "Tortuga Cantina."

         The table below presents unaudited pro forma income statement information as if the Company had purchased MAC at the beginning of fiscal 1996. Pro forma adjustments are to remove consulting fees that are non-continuing, amortize the resulting goodwill over 40 years and remove the pre-acquisition goodwill amortization, reflect net interest expense on the debt resulting from the acquisition and record additional income tax at an effective rate of 39% on the combined income of the Company and MAC. The acquisition was accounted for as a purchase.

                                                            1996           1997
                                                        -----------     -----------
Revenues ..........................................     $39,288,909     $45,951,299
Net income ........................................     $ 2,044,464     $ 1,257,838
Diluted income per share ..........................     $      0.60     $      0.34


         The pro forma information does not purport to be indicative of results of operations which would have occurred had the acquisition been consummated on the date indicated or future results of operations.

         (b)  Principles of Consolidation

         The consolidated financial statements include the accounts of Casa Ole Restaurants, Inc. and its wholly-owned subsidiaries, after elimination of all significant inter-company transactions. For years prior to fiscal 1996, the financial statements are combined and include the operations of four restaurants that were closed prior to the public offering and do not constitute the ongoing operations of the Company.

         The reorganization of the Company in preparation for the initial public offering was accounted for as a contribution to Casa Ole Restaurants, Inc. at historical cost. The financial statements presented herein reflect the assets, liabilities and operations of the entities presented at their historical values consistent with the requirements of Staff Accounting Bulletin Number 48.

         (c)  Fiscal Year

         The Company maintains its accounting records on a 52/53 week fiscal year ending on the Sunday nearest December 31st.

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

                           CASA OLE RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         (f)  Pre-opening Costs

         Costs, primarily the hiring and training of employees, associated with the opening of a new restaurant are deferred and amortized over a one-year period commencing with the opening of each respective restaurant.

         (g)  Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation on buildings and improvements is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized straight-line over the shorter of the lease term plus options or estimated useful life of the assets, and depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets.

Buildings and improvements . . . . . . . . . . . . . . . . . . .     15-39 years
Vehicles . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3-5 years
Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .       2-7 years
Leasehold improvements . . . . . . . . . . . . . . . . . . . . .      3-39 years

         Significant expenditures that add materially to the utility or useful lives of property, plant and equipment are capitalized. All other maintenance and repair costs are charged to current operations. The cost and related accumulated depreciation of assets replaced, retired or otherwise disposed of are eliminated from the property accounts and any gain or loss is reflected as other income and expense. Recoverability of assets to be held is measurable by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of the asset. The Company recorded an impairment provision at December 28, 1997, in the amount of $433,173 relating to the impairment of assets at restaurants that will be closed.

         (h)  Other Assets

         At December 28, 1997, other assets included $6.5 million of goodwill, primarily resulting from the MAC acquisition. Goodwill is being amortized over 40 years, and accumulated amortization as of December 28, 1997 was $102,213. The Company assesses the recoverability of intangible assets by determining whether amortization of the asset balance over its remaining life can be recovered through undiscounted operating cash flows of the acquired operation. The Company believes that no impairment of goodwill exists.

         (i)  Income Taxes

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

         (j)  Pro Forma Data

         The pro forma income statement data reflects adjustments to compensation and related party expense arrangements and reflects an adjustment to the provision for income taxes as discussed above.

         (k)  Franchise Fees

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

                           CASA OLE RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



         (l)  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 27, 1996 and December 28, 1997 were as follows:

                                                                                  1996            1997
                                                                              -----------     -----------
         Land ...........................................................     $   882,297     $ 4,303,341
         Buildings and improvements .....................................       1,997,677       5,034,043
         Vehicles .......................................................          25,850          31,178
         Equipment and smallwares .......................................       3,511,847       8,081,413
         Leasehold improvements .........................................         848,220       3,886,569
         Construction in progress .......................................          60,870         412,197
                                                                              -----------     -----------
                  Total .................................................     $ 7,326,761     $21,748,741
                                                                              ===========     ===========

(3)  LONG-TERM DEBT

         Long-term debt consists of the following at December 27, 1996 and December 28, 1997:

                                                                                            1996              1997
                                                                                        ------------      ------------
         NationsBank,  Advised Guidance Loan Commitment ...........................     $         --      $  5,666,666

         NationsBank,  Revolving Line of Credit ...................................               --         4,990,205
         Note payable to individual, principal and interest due monthly
           in the amount of $3,975, interest at 9.0%, due through October 1997 ....           34,469                --
         Note payable to individual, interest at 6%, principal of $150,000 due each
            January 2nd  through 2001 .............................................               --           600,000
                                                                                        ------------      ------------

                 Total long-term debt .............................................           34,469        11,256,871
         Less current installments ................................................          (34,469)       (1,150,000)
                                                                                        ------------      ------------
                 Long-term debt, excluding current installments ...................     $         --      $ 10,106,871
                                                                                        ============      ============


         In July 1996, the Company entered into a $10 million unsecured credit agreement with NationsBank of Texas, N.A. To facilitate the acquisition of MAC on July 2, 1997, the credit agreement was amended, expanding the facility to $13 million. Terms of the amended facility, including applicable interest rates, are similar to those in the original facility. The facility is divided into a $7 million Revolving Line of Credit (the "Revolver) and a $6 million Advised Guidance Loan Commitment (the "Guidance Loan"). The Revolver is to be used for general corporate purposes, including the construction or acquisition of new restaurants, and can be drawn on, with interest only payments, through May 31, 1999, at which time the balance will be placed in a four-year term note. The Guidance Loan was used, in part, for the acquisition of MAC and is payable over six years from the date of funding. The interest rate on both components of the agreement is either the prime rate or LIBOR plus a stipulated percentage ( 8.1% at December 28, 1997). The Company is subject to a non-use fee of 0.25% on the unused portion of the Revolver from the date of the agreement. At the time of funding of the Guidance Loan, there was a one time fee of 0.25%. The terms of the agreement require the Company to meet certain financial covenants. The carrying amounts of long-term debt approximate fair value as the effective rates for these instruments are comparable to market rates at the balance sheet date.

         Maturities on long-term debt are as follows:

        1998 . . . . . . . . . . . . . . . . . . . . . . .      $ 1,150,000
        1999 . . . . . . . . . . . . . . . . . . . . . . .        1,878,000
        2000 . . . . . . . . . . . . . . . . . . . . . . .        2,398,000
        2001 . . . . . . . . . . . . . . . . . . . . . . .        2,398,000
        2002 . . . . . . . . . . . . . . . . . . . . . . .        2,248,000
        Thereafter . . . . . . . . . . . . . . . . . . . .        1,184,871
                                                                -----------
                                                                $11,256,871
                                                                ===========

(4)  INCOME TAXES

         The provision for income tax expense is summarized as follows for fiscal years 1995, 1996 and 1997:

                                                                      1995         1996         1997
                                                                    --------     --------     --------
                 Current:
                     Federal ..................................     $     --     $659,303     $526,092
                     State and local ..........................       75,000      163,273       61,551
                 Deferred .....................................           --       35,577       62,755
                                                                    --------     --------     --------
                                                                    $ 75,000     $858,153     $650,398
                                                                    ========     ========     ========

         The actual income tax expense differs from expected income tax expense by applying the U.S. federal corporate tax rate to income before income tax expense as follows:

                                                                   1995           1996           1997
                                                                ---------      ---------      ---------
           Expected tax expense ...........................     $ 503,016      $ 927,000      $ 566,168
           State tax expense, net .........................        49,500        107,773         40,624
           Non-deductible amortization ....................            --             --         26,884
           Subchapter S corporation status ................      (477,516)      (205,156)            --
           Other ..........................................            --         28,536         16,722
                                                                ---------      ---------      ---------
                                                                $  75,000      $ 858,153      $ 650,398
                                                                =========      =========      =========

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 27, 1996 and December 28, 1997 are as follows:

                                                                             1996           1997
                                                                          ---------      ---------
          Deferred tax assets:
          Depreciation differences .................................      $      --      $ 339,147
           Asset impairments ........................................            --        166,772
           Net operating loss carry forward .........................            --        157,758
           Accrued expenses .........................................            --        140,835
           Other ....................................................            --         17,563
                                                                          ---------      ---------
                                                                          $      --      $ 822,075
                                                                          =========      =========
         Deferred tax liabilities: ..................................
         Depreciation differences ...................................     $ (35,577)     $      --

           Pre-opening costs ........................................            --        (70,692)
           Prepaid expenses .........................................            --        (31,262)
           Other ....................................................            --        (31,647)
                                                                          ---------      ---------
                                                                          $ (35,577)     $(133,601)
                                                                          =========      =========

           Net deferred taxes .......................................       (35,577)       688,474
           Valuation allowance ......................................            --       (532,311)
                                                                          ---------      ---------
                                                                          $ (35,577)     $ 156,164
                                                                          =========      =========


         The valuation allowance was established during fiscal 1997 as a result of the MAC acquisition by the Company. To the extent that future tax benefits are realized that are currently allowed for, goodwill associated with the MAC acquisition will be correspondingly reduced. MAC has a net operating loss carry forward of approximately $400,000 that will expire in 2009.


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

                           CASA OLE RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         (a) 1996 Long Term Incentive Plan

         The Board of Directors and shareholders of the Company have approved the Casa Ole 1996 Long Term Incentive Plan (the "Incentive Plan"). The Incentive Plan, as amended, authorizes the granting of up to 500,000 shares of Common Stock in the form of incentive stock options and non-qualified stock options to key executives and other key employees of the Company, including officers of the Company and its subsidiaries. The purpose of the Incentive Plan is to attract and retain key employees, to motivate key employees to achieve long-range goals and to further align the interests of key employees with those of the other shareholders of the Company. Options granted under the Incentive Plan will vest and become exercisable at the rate of 10% on the first anniversary of the date of grant, 15% on the second anniversary of the date of grant, and 25% on each of the third through fifth anniversaries of the date of grant.

         (b) Stock Option Plan for Non-Employee Directors

         The Company has adopted the Casa Ole Stock Option Plan for Non-Employee Directors (the "Directors Plan") for its outside directors and has reserved 100,000 shares of Common Stock for issuance thereunder. The Directors Plan provides that each initial outside director will automatically be granted an option to purchase 10,000 shares of Common Stock at the time of becoming a director. These options will be exercisable in 20% increments at the initial public offering price of $11.00 per share and will vest equally over the five-year period from the date of grant. Except with respect to the initial outside directors options granted as described in the preceding sentences, each outside director will automatically receive options to purchase 3,000 shares of Common Stock annually immediately following his or her reelection to the Board and after his or her first three years of service, exercisable at the fair market value of the Common Stock at the close of business on the date immediately preceding the date of grant (the initial outside directors will be eligible for such grants once their initial options have fully vested). Such annual options will vest at the conclusion of the outside director's annual term. All stock options granted pursuant to the Directors Plan will be nonqualified stock options and will remain exercisable until the earlier of ten years from the date of grant or six months after the optionee ceases to be a director of the Company.

         (c) 1996 Manager's Stock Option Plan

         The Company has adopted the 1996 Manager's Stock Option Plan (the "Manager's Plan") specifically for its store-level managers. The Manager's Plan authorizes the granting of up to 200,000 shares of Common Stock in the form of non-qualified stock options to store-level managers of the Company.
The purpose of the Manager's Plan is to attract, retain and motivate restaurant managers to achieve long-range goals and to further align the interests of those employees with those of the other shareholders of the Company. Options granted under the Manager's Plan will generally vest and become exercisable at the rate of 10% on the first anniversary of the date of grant, 15% on the second anniversary of the date of grant, and 25% on each of the third through fifth anniversaries of the date of grant.

         (d) Warrants

         In conjunction with the initial public offering, the Company entered into warrant agreements with Louis P. Neeb and Tex-Mex, a limited liability company of which John C. Textor (a member of the Board of Directors) is a principal, pursuant to which Mr. Neeb and Tex-Mex acquired warrants to purchase shares of Common Stock at the initial public offering ($11.00 per share) price less the amount paid for the warrant ($.10 per share) for an aggregate amount of Common Stock equal to ten percent (10%) of the shares of Common Stock of the Company outstanding upon consummation of the initial public offering, such shares to be allocated 5%, or 179,885 shares, to Mr. Neeb and 5%, or 179,885 shares, to Tex-Mex. The Company's warrants to Mr. Neeb become exercisable on the second anniversary of the initial public offering, and the Company's warrants to Tex-Mex became exercisable on the first anniversary of the initial public offering.

         (e) Option and Warrant Summary

                                                                                 Weighted Average
                                                                       Shares     Exercise Price
                                                                     ----------------------------
         Balance at December 29, 1995 ..........................             --              --

           Granted .............................................        674,178      $    11.00
           Exercised ...........................................             --              --
           Canceled ............................................         (5,500)     $    11.00
                                                                     ----------      ----------

         Balance at December 27, 1996 ..........................        668,678      $    11.00

           Granted .............................................        416,500      $     7.98
           Exercised ...........................................             --              --
           Canceled ............................................       (246,908)     $    10.58
                                                                     ----------      ----------

         Balance at December 28, 1997 ..........................        838,270      $     9.66

                           CASA OLE RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         The options and warrants outstanding at December 28, 1997 had exercise prices ranging between $4.94 to $13.25 (717,270 of the options/warrants range from $8.63 to $11.00), and 192,935 were exercisable (at $11.00).


         (f)  SFAS No. 123.  "Accounting for Stock-Based Compensation"

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost has been recognized for stock options or warrants. Had compensation cost for the Company's outstanding stock options and warrants been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                                           1996                  1997
                 Net income - as reported . . . . . . . . . . . . . . . . . . .       $ 1,819,464             $ 1,014,801
                 Pro forma net income - pro forma for SFAS No. 123  . . . . . .       $ 1,309,931             $   475,007
                 Net income per share - as reported . . . . . . . . . . . . . .       $      0.54             $      0.28
                 Pro forma net income per share - pro forma for SFAS No. 123  .       $      0.39             $      0.13

         The weighted average fair value of the options and warrants granted during 1996 and 1997 is estimated at $3.69 and $3.61 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 25.0% for 1996 and 41.0% for 1997, risk-free interest rate of 6.5%, an expected life of 5 years for options and 4 years for warrants and 0% dividend yield.

         (g)  Income Per Share

         Statement of Financial Accounting Standards No. 128, "Earnings per Share", specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of December 28, 1997 earnings data, and accordingly, has restated herein all previously reported income per share data. Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. For 1995, there is no difference between basic and diluted income per share. For 1997, the effect of dilutive stock options increase the weighted average shares outstanding by approximately 4,000 shares which does not affect the determination of diluted income per share. Approximately 800,000 options and warrants were considered antidilutive for 1997.

         A reconciliation of income per share data for the fiscal year ended December 27, 1996 is as follows: (numbers shown are in thousands, except for per share amount.)

                 1996                                                                                                    Per Share
                 ----                                                                       Income         Shares         Amounts
                                                                                          ----------     ----------     ----------
         Basic EPS
         Net Income (pro forma) .....................................................     $    1,819          3,338     $     0.54

         Effect of dilutive securities:
         Warrants ...................................................................             --             35             --
         Options ....................................................................             --             31             --
                                                                                          ----------     ----------     ----------
         Diluted EPS.................................................................     $    1,819          3,404     $     0.53
                                                                                          ----------     ----------     ----------

                           CASA OLE RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(6)  LEASES

         The Company leases restaurant operating space and equipment under non-cancelable operating leases which expire at various dates through July 2017.

         The restaurant operating space base agreements typically provide for a minimum lease rent plus common area maintenance, insurance, and real estate taxes, plus additional percentage rent based upon revenues of the restaurant (generally 2% to 7%) and may be renewed for periods ranging from five to fifteen years.

         Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 28, 1997 are:

                 1998 . . . . . . . . . . . . . .  $ 1,457,000
                 1999 . . . . . . . . . . . . . .    1,216,000
                 2000 . . . . . . . . . . . . . .    1,040,000
                 2001 . . . . . . . . . . . . . .      943,000
                 2002 . . . . . . . . . . . . . .      702,000
                 Thereafter . . . . . . . . . . .    3,109,000
                                                   -----------
                                                   $ 8,467,000
                                                   ===========

         Rent expense for restaurant operating space and equipment amounted to $1,170,269, $1,137,891, and $1,853,054 for the fiscal years 1995, 1996 and
1997, respectively.


(7) 401(k) PLAN

         MAC has a defined contribution 401(k) plan that covers substantially all full-time employees meeting certain age and service requirements. Participating employees may elect to defer a percentage of their qualifying compensation as voluntary employee contributions. MAC may contribute additional amounts at the discretion of management. MAC did not make any contributions to the plan in 1997. The Company plans to expand 401(k) coverage to all its subsidiaries in fiscal 1998.

(8) RELATED PARTY TRANSACTIONS

         MDD Investments, Inc., a corporation formed in 1991 by a Company shareholder, charged fees directly to certain Casa Ole restaurants owned by the shareholder. Net amounts paid to MDD Investments, Inc. in fiscal 1995 and 1996 (prior to the offering) were $302,962 and $102,759, respectively.

         Bay Area Management, Inc., owned entirely by the brother of a Company shareholder and director, provides accounting and administrative services on a fee basis, to all of the Company-owned Casa Ole restaurants and some franchise entities. Amounts paid to Bay Area Management, Inc. by the Company in fiscal 1995, 1996 and 1997 were $117,683, $177,707 and $231,095, respectively.

The Company leases its executive offices from a company owned by two shareholders of Casa Ole Restaurants, Inc. Net lease expense related to these facilities in fiscal 1995, 1996 and 1997 was $57,500, $50,375 and $57,755 respectively.

         The Company paid a success fee of $105,000 to an entity, that benefits one of the Company's directors, related to the MAC acquisition. Also in fiscal 1997, the Company paid $275,000 to another director for real estate that had been recently acquired by that director for the same amount.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                CASA OLE RESTAURANTS, INC.

                                By:/s/  Louis P. Neeb
                                ------------------------------------
                                Louis P. Neeb,
                                Chairman of the Board of Directors, President and Chief Executive Officer



                               POWER OF ATTORNEY

         KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis P. Neeb, Curt Glowacki and Andrew J. Dennard, and each of them, such individual's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such individual and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K under the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


         SIGNATURE                                TITLE                                             DATE
         ---------                                -----                                             ----
/s/                                        Chairman of the Board of
--------------------------                 Directors, President and
Louis P. Neeb                              Chief Executive Officer
                                           (Principal Executive Officer)                       March 24, 1998



/s/                                        Founder and Vice Chairman of the
--------------------------                 Board of Directors                                  March  24, 1998
Larry N. Forehand


/s/                                        Executive Vice President and
--------------------------                 Chief Operating Officer                             March  24, 1998
Curt Glowacki


/s/                                        Vice President, Controller,
--------------------------                 and Treasurer
Andrew J. Dennard                          (Principal Accounting Officer)                      March  24, 1998



/s/                                        Director                                            March  24, 1998
--------------------------
John C. Textor


/s/                                        Director                                            March  24, 1998
--------------------------
Michael D. Domec


/s/                                        Director                                            March  24, 1998
--------------------------
J. J. Fitzsimmons


/s/                                        Director                                            March  24, 1998
--------------------------
Richard E. Rivera

/s/                                        Director                                            March  24, 1998
--------------------------
J. Stuart Sargent