Form 10-Q
period 1998-03-29
CASA OLE RESTAURANTS INC
filed 1998-05-13
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended MARCH 29, 1998

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

Number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 1998: 3,597,705 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CASA OLE' RESTAURANTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                     12/28/97                   3/29/98
                                                                  ---------------           ---------------
                                                                                               (UNAUDITED)
ASSETS

Current assets:
      Cash and cash equivalents                                   $      986,024            $       44,325
      Royalties receivable                                               111,964                   110,836
      Receivables from affiliates                                         13,000                    13,000
      Other receivables                                                  338,599                   318,269
      Inventory                                                          423,237                   387,977
      Taxes receivable                                                   102,409                         0
      Prepaid expenses and other current assets                          546,287                   515,012
                                                                  ---------------           ---------------
            Total current assets                                       2,521,520                 1,389,419
                                                                  ---------------           ---------------

Property, plant and equipment                                         21,748,741                22,138,618
      Less accumulated depreciation                                    4,450,221                 4,788,999
                                                                  ---------------           ---------------
            Net property, plant and equipment                         17,298,520                17,349,619
Other assets                                                           6,688,098                 6,898,240
                                                                  ---------------           ---------------
                                                                  $   26,508,138            $   25,637,278
                                                                  ===============           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt                      $    1,150,000            $    1,000,000
      Accounts payable                                                 1,097,238                 1,088,058
      Income taxes payable                                                     0                   218,514
      Accrued sales and liquor taxes                                     348,397                   324,696
      Accrued payroll and taxes                                        1,121,011                   815,025
      Accrued expenses                                                   828,356                   252,252
                                                                  ---------------           ---------------
            Total current liabilities                                  4,545,002                 3,698,545
                                                                  ---------------           ---------------

Long-term debt, net of current portion                                10,106,871                 9,623,538
Other liabilities                                                        121,075                   115,639

Stockholders' equity:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized                                                          0                         0
      Capital stock, $0.01 par value, 20,000,000 shares
           authorized, 4,732,705 shares issued                            47,327                    47,327
      Additional paid-in capital                                      20,685,610                20,685,610
      Retained earnings                                                2,352,253                 2,816,619
      Treasury stock, cost of 1,135,000 shares                       (11,350,000)              (11,350,000)
                                                                  ---------------           ---------------
            Total stockholders' equity                                11,735,190                12,199,556
                                                                  ---------------           ---------------

                                                                  $   26,508,138            $   25,637,278
                                                                  ===============           ===============

                           CASA OLE' RESTAURANTS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                13-WEEK PERIODS ENDED
                                                                       (AS RESTATED)
                                                                          3/30/97                  3/29/98
                                                                       ---------------         ----------------
Revenues:
     Restaurant sales                                                $      5,417,907        $      11,519,196
     Franchise fees                                                           270,670                  272,230
     Other                                                                     16,825                   53,499
                                                                       ---------------         ----------------
                                                                            5,705,402               11,844,925
                                                                       ---------------         ----------------

Costs and expenses:
     Cost of sales                                                          1,321,254                3,079,186
     Labor                                                                  1,834,510                3,871,551
     Restaurant operating expenses                                          1,205,165                2,532,545
     General and administrative                                               603,829                1,076,177
     Depreciation and amortization                                            108,024                  422,714

                                                                       ---------------         ----------------
                                                                            5,072,782               10,982,173
                                                                       ---------------         ----------------

         Operating income                                                     632,620                  862,752
                                                                       ---------------         ----------------

Other income (expense):
     Interest income                                                           59,212                    3,358
     Interest expense                                                         (11,564)                (214,905)
     Other, net                                                                 2,213                   38,861
                                                                       ---------------         ----------------
                                                                               49,862                 (172,686)
                                                                       ---------------         ----------------

Income before income taxes expense and extraordinary item                     682,481                  690,066
Income tax expense                                                            256,746                  265,675
                                                                       ---------------         ----------------

Net income before extraordinary item                                          425,735                  424,391


Extraordinary item (net of tax of $25,025)                                          0                   39,975
                                                                       ---------------         ----------------

         Net income                                                    $      425,735          $       464,366
                                                                       ===============         ================



Basic and diluted income per share (before extraordinary item)         $         0.12          $          0.12
                                                                       ===============         ================
Basic and diluted income per share (extraordinary item)                          0.00                     0.01
                                                                       ===============         ================
Basic and diluted  income per share                                              0.12                     0.13
                                                                       ===============         ================

Weighted average number of shares (diluted)                                 3,598,185                3,597,705
                                                                       ===============         ================

                           CASA OLE' RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                13-WEEK PERIODS ENDED
                                                                                      3/30/97                      3/29/98
                                                                                  ----------------             ----------------
                                                                                   (AS RESTATED)
Cash flows from operating activities:
       Net income                                                               $         425,735            $         464,366
       Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                                                 108,024                      422,714
            Gain on early extinguishment of debt                                                0                      (39,975)
            Gain on sale of fixed assets                                                        0                      (16,268)
       Changes in assets and liabilities, net of acquisition:
            Royalties receivable                                                              625                        1,128
            Receivable from affiliates                                                      2,000                            0
            Other receivables                                                              (4,628)                      20,330
            Income tax receivable/payable                                                 (28,253)                     295,898
            Inventory                                                                       9,718                       27,464
            Prepaids and other current assets                                            (108,849)                     (21,087)
            Accounts payable                                                              (59,426)                      (9,180)
            Accrued expenses and other liabilities                                         46,176                     (911,227)
            Other assets                                                                 (140,720)                     (58,364)
                                                                                  ----------------             ----------------
                  Total adjustments                                                      (175,333)                    (288,567)
                  Net cash provided by operating activities                               250,402                      175,799
                                                                                  ----------------             ----------------

Cash flows from investing activities:
       Issuance of notes receivable                                                      (115,000)                           0
       Purchase of property, plant and equipment                                       (1,329,719)                    (549,165)
                                                                                  ----------------             ----------------
                  Net cash used in investing activities                                (1,444,719)                    (549,165)
                                                                                  ----------------             ----------------

Cash flows from financing activities:
       Net borrowings under line of credit agreement                                            0                       300,000
       Payments of notes payable                                                         (161,233)                    (868,333)
                                                                                  ----------------             ----------------
                  Net cash used in financing activities                                  (161,233)                    (568,333)

                  Decrease in cash and cash equivalents                                (1,355,550)                    (941,699)
Cash and cash equivalents at beginning of period                                        6,419,305                      986,024
                                                                                  ----------------             ----------------
Cash and cash equivalents at end of period                                      $       5,063,755            $          44,325
                                                                                  ================             ================

Supplemental disclosure of cash flow information: Cash paid during the period:
            Interest                                                            $           5,747            $         323,215
            Income taxes                                                        $         285,000            $           1,745
       Non-cash activities:
            Exchange of note for equipment and inventory                        $               0            $         207,800
            Note issued for purchase of restaurant                              $         750,000            $               0

                           CASA OLE' RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

                  In the opinion of Casa Ole' Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of March 29, 1998, and the consolidated statements of income and cash flows for the 13-week periods ended March 29, 1998 and March 30, 1997. The consolidated statements of income for the 13-week period ended March 29, 1998 are not necessarily indicative of the results to be expected for the full year.

                  Beginning in fiscal 1998, the Company changed its fiscal quarters to four thirteen week quarters. For comparative purposes, fiscal 1997 consolidated statements of income and cash flows have been restated for the 13-week period ended March 30, 1997.

2.       ACCOUNTING POLICIES

                  During the interim periods the Company follows the accounting policies set forth in its combined financial statements in its Annual Report and Form 10-K (file number 0-28234). Reference should be made to such financial statements for information on such accounting policies and further financial details.

                  Effective the first quarter of fiscal 1998, the Company changed its estimate of the useful lives of certain recently acquired fixed assets. As a result of this change, income before income taxes increased approximately $132,000, net income increased approximately $81,000 and basic and diluted earnings per share increased approximately $0.02 in the first quarter.

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

                  The table below presents unaudited pro forma income statement information as if the Company had purchased MAC at the beginning of fiscal 1997. Pro forma adjustments were made to remove consulting fees that are non-continuing, amortize the resulting goodwill over 40 years and remove the pre-acquisition goodwill amortization, reflect net interest expense on the debt resulting from the acquisition and record additional income tax at an effective rate of 37.5% on the combined income of the Company and MAC. The acquisition was accounted for as a purchase.


                                                                                     13 Week
                                                                                  Period Ending
                                                                                     3/30/97
                                                                                     -------
         Revenues...............................................................   $10,796,270
         Net income.............................................................   $   561,406
         Diluted income per share...............................................   $      0.16


                  The pro forma information does not purport to be indicative of results of operations which would have occurred had the acquisition been consummated on the date indicated or future results of operations.


4.       NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

                  Statement of Financial Accounting Standards No. 128, "Earnings per Share", specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of December 28, 1997 earnings data, and accordingly, has restated herein all previously reported income per share data. Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. For the first quarter ended March 30, 1997, the effect of dilutive stock options increase the weighted average shares outstanding by 480 shares which does not affect the determination of diluted income per share. For the first quarter ended March 29, 1998, there is no difference between basic and diluted income per share.

                  AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", requires that costs of start-up activities be expensed as incurred effective for financial statements for fiscal years beginning after December 15, 1998.


5.       EXTINGUISHMENT OF DEBT

                  In fiscal 1997, the Company acquired the assets of one of its franchise locations for a $750,000 note payable to the prior franchisee. During the first quarter of 1998, the Company accepted an offer from the prior franchisee to prepay the remaining $450,000 balance of the note for a discounted sum of $385,000, resulting in a gain, net of taxes, of $39,975.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

                  This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: accelerating growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating habits; national, regional or local economic and real estate conditions; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; inflation; increased food, labor and benefit costs; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company. The use of words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's Annual Report and Form 10-K for the fiscal year ended December 28, 1997, that attempt to advise interested parties of the risks and factors that may affect the Company's business.


RESULTS OF OPERATIONS

                  The Company closed on its purchase of 100% of the outstanding stock of Monterey's Acquisition Corp. ("MAC") on July 2, 1997. Accordingly, the results of operations for the first quarter ending March 29, 1998 presented below include the operations of the 27 MAC units. Pro forma information as if the Company had owned MAC for the 13 weeks ended March 30, 1997 is presented in note 3 of the notes to consolidated financial statements included herein. Beginning in fiscal 1998, the Company changed its fiscal quarters to four thirteen week quarters. For comparative purposes, fiscal 1997 consolidated statements of income and cash flows have been restated for the 13-week period ended March 30, 1997.


                  Revenues. The Company's revenues for the first quarter of fiscal 1998 were up 107.6% to $11.8 million over revenues of $5.7 million for the same quarter a year ago. Restaurant sales for the first quarter of 1998 were up $6.1 million over the same quarter a year ago, to $11.5 million. Sales at the thirteen restaurants operating in both fiscal quarters (same-stores) were down 3.5% over last year's same quarter, offsetting the overall sales increase by $147,000. The 27 MAC units contributed $5.7 million in the first quarter (the 26 MAC same-store sales were up 5.24% over last year's same quarter). On a pro forma basis, same-store sales were up 1.3%. The remaining increase was due to the additional sales contributed by the Company's new stores.

                  Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, increased in the first quarter of 1998 to 26.7% of restaurant sales as compared with 24.4% in the same period in 1997. This increase is attributable, in part, to an increase in the proportion of MAC units, which have a higher average cost of sales than Casa Ole units. Also contributing to the increase is the new emphasis placed on value perception within the Casa Ole concept, achieved primarily by increasing portion sizes. The Company estimates that food cost increased 2.3% on a comparable period basis. Approximately one quarter of that increase was offset by menu price increases.

                  Labor and other related expenses decreased as a percentage of restaurant sales by 0.3% to 33.6% in the first quarter of 1998 as compared with 33.9% in the same period in 1997. This decrease is due in part to the closure of one under-performing store and the sale of another under-performing store in fiscal 1997.

                  Restaurant operating expenses, which primarily includes rent, utilities, repair and maintenance and advertising, decreased as a percentage of restaurant sales by 0.2% to 22.0% in the first quarter of 1998 as compared with 22.2% in the same period in 1997.

                  General and administrative expenses (G&A) decreased as a percentage of total revenues by 1.5% to 9.1% in the first quarter of 1998 as compared with 10.6% in the same period in 1997. This decrease is due in part to the administrative efficiencies gained with the purchase of Monterey's Acquisition Corp.

                  Depreciation and amortization expense increased as a percentage of total revenues by 1.7% to 3.6% in the first quarter of 1998 as compared with 1.9% in the same period in 1997. This increase is the direct result of the addition of depreciable assets related to the Company's three new store openings since the first quarter of 1997, along with added depreciation and amortization related to the purchase of MAC. Effective the first quarter of fiscal 1998, the Company changed its estimate of the useful lives of certain recently acquired fixed assets to reflect actual useful lives and industry practice (see note
         2).

                  Other Income (Expense). Net other income (expense) decreased from income to an expense for the first quarter of 1998, a change of approximately $223,000. The net decrease was due to the reduction in interest income as the proceeds from the 1996 initial public offering were used for construction projects and the debt incurred related to the purchase of MAC.

                  Income Tax Expense. The Company's effective tax rate for fiscal 1998 is 38.5%.


LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $176,000 for the 13 weeks ended March 29, 1998, compared to $250,000 for the same period last year. As of March 29, 1998, the Company had a working capital deficit of $2.3 million, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

         During the first 13 weeks of 1998, capital expenditures on property, plant and equipment were approximately $550,000 as compared to $1.3 million for the same period of 1997. Capital expenditures during the quarter included the remodeling of two restaurants, one in Copperas Cove, Texas and another in Houston, Texas. Although primarily paid for by the landlord, capital expenditures also included the relocation of an existing restaurant in Houston, Texas. Immediately after the first quarter ended, the Company remodeled a third restaurant and began remodeling three other restaurants. Currently the Company has one new restaurant site under construction scheduled to open in the second quarter of fiscal 1998 and two sites near ground breaking scheduled to open in the fourth quarter of fiscal 1998. Additionally, the Company had cash outlays for necessary replacement of equipment in various older units. The Company estimates its capital expenditures during the second quarter will approximate $900,000.

                    The Company has a credit facility with NationsBank of Texas, N.A., consisting of a term note payable over six years and a revolving credit line that matures into a term note in April 1999. During the first quarter of 1998, the Company paid down approximately $600,000 in debt. At March 29, 1998, the Company had $5.3 million outstanding under the term facility and approximately $5.3 million outstanding under the revolver. Available credit approximated $1.2 million at March 29, 1998.

                  The Company's management is currently negotiating a sale leaseback agreement that will include forward commitments for unit development for fiscal 1998 and fiscal 1999. Management believes that a sale leaseback arrangement, along with operating cash flow and the Company's revolving line of credit with NationsBank, will be sufficient to meet its operating requirements and to finance its expansion plans (exclusive of any acquisitions) through the end of the 1999 fiscal year.


                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      EXHIBITS

                           Exhibit
                           Number                    Document Description


                           27.1                      Financial Data Schedule


                  (B)  REPORTS ON FORM 8-K

                           There were no reports filed on Form 8-K during the
quarter ended March 29, 1998.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CASA OLE RESTAURANTS, INC.


Dated:  May 8, 1998                                  By:  /s/ Louis P. Neeb
                                                     ----------------------
Louis P. Neeb
Chairman of the Board, President
& Chief Executive Officer
(Principal Executive Officer)


Dated: May 8, 1998                                   By:  /s/ Andrew J. Dennard
                                                     --------------------------
Andrew J. Dennard
Vice President, Controller & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CASA OLE RESTAURANTS, INC.


Dated:  May 8, 1998                               By:
Louis P. Neeb                                        ---------------------------
Chairman of the Board, President
& Chief Executive Officer
 (Principal Executive Officer)


Dated:  May 8, 1998                               By:
Andrew J. Dennard                                    ---------------------------
Vice President, Controller & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit
Number                  Description
------                  -----------

27.1            Financial Data Schedule