Form 10-Q
period 1998-06-28
CASA OLE RESTAURANTS INC
filed 1998-08-11
CIK 1009244

                                 UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 28, 1998

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

Number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 1998: 3,597,705 shares of common stock, par value $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          CASA OLE' RESTAURANTS, INC.

                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                          6/28/98        12/28/97
                                                             ------------    ------------
                                                              (UNAUDITED)
Current assets:
      Cash and cash equivalents                              $  1,344,358    $    986,024
      Royalties receivable                                         84,416         111,964
      Receivables from affiliates                                       0          13,000
      Other receivables                                           279,466         338,599
      Inventory                                                   414,768         423,237
      Taxes receivable                                                  0         102,409
      Prepaid expenses and other current assets                   581,644         546,287
                                                             ------------    ------------
           Total current assets                                 2,704,652       2,521,520
                                                             ------------    ------------

Property, plant and equipment                                  15,275,199      21,748,741
      Less accumulated depreciation                             4,321,977       4,450,221
                                                             ------------    ------------
           Net property, plant and equipment                   10,953,222      17,298,520
Deferred tax assets                                             1,522,671         156,164
Other assets                                                    6,756,316       6,531,934
                                                             ------------    ------------
                                                             $ 21,936,861    $ 26,508,138
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt                 $          0    $  1,150,000
      Accounts payable                                          1,643,326       1,097,238
      Income taxes payable                                      1,384,784               0
      Accrued sales and liquor taxes                              333,590         348,397
      Accrued payroll and taxes                                   912,974       1,121,011
      Accrued expenses                                            468,575         828,356
                                                             ------------    ------------
           Total current liabilities                            4,743,249       4,545,002
                                                             ------------    ------------

Long-term debt                                                    910,000      10,106,871
Other liabilities                                                 109,201         121,075
Deferred gain                                                   3,459,513               0

Stockholders' equity:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized                                                   0               0
      Capital stock, $0.01 par value, 20,000,000 shares
           authorized, 4,732,705 shares issued                     47,327          47,327
      Additional paid-in capital                               20,685,610      20,685,610
      Retained earnings                                         3,331,961       2,352,253
      Treasury stock, cost of 1,135,000 shares                (11,350,000)    (11,350,000)
                                                             ------------    ------------
           Total stockholders' equity                          12,714,898      11,735,190
                                                             ------------    ------------

                                                             $ 21,936,861    $ 26,508,138
                                                             ============    ============

                          CASA OLE' RESTAURANTS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                          13-WEEK PERIODS ENDED            26-WEEK PERIODS ENDED
                                                                         6/28/98          6/29/97        6/28/98         6/29/97
                                                                       ------------    ------------    ------------    ------------
                                                                                       (AS RESTATED)                   (AS RESTATED)
Revenues:
    Restaurant sales                                                   $ 11,677,863    $  5,670,639    $ 23,197,059    $ 11,088,546
    Franchise fees                                                          290,000         215,190         562,230         485,860
    Other                                                                    39,800           9,641          93,299          26,466
                                                                       ------------    ------------    ------------    ------------
                                                                         12,007,663       5,895,470      23,852,588      11,600,872
                                                                       ------------    ------------    ------------    ------------

Costs and expenses:
    Cost of sales                                                         3,213,461       1,427,773       6,292,647       2,749,027
    Labor                                                                 3,909,799       1,933,104       7,781,350       3,767,614
    Restaurant operating expenses                                         2,381,740       1,276,530       4,914,285       2,481,696
    General and administrative                                            1,067,439         614,745       2,143,616       1,218,574
    Depreciation and amortization                                           389,824         152,558         812,538         260,582

                                                                       ------------    ------------    ------------    ------------
                                                                         10,962,263       5,404,710      21,944,436      10,477,493
                                                                       ------------    ------------    ------------    ------------

      Operating income                                                    1,045,400         490,760       1,908,152       1,123,379
                                                                       ------------    ------------    ------------    ------------

Other income (expense):
    Interest income                                                           8,409          81,517          11,767         140,729
    Interest expense                                                       (215,020)         (6,026)       (429,925)        (17,590)
    Other, net                                                               13,016          (4,186)         51,877          (1,973)
                                                                       ------------    ------------    ------------    ------------
                                                                           (193,595)         71,305        (366,281)        121,166
                                                                       ------------    ------------    ------------    ------------

Income before income taxes expense and extraordinary item                   851,805         562,065       1,541,871       1,244,545
Income tax expense                                                          336,463         220,457         602,138         477,203
                                                                       ------------    ------------    ------------    ------------

Net income before extraordinary item                                        515,342         341,608         939,733         767,342


Extraordinary item (net of tax of $25,025)                                       --              --          39,975              --
                                                                       ------------    ------------    ------------    ------------

      Net income                                                       $    515,342    $    341,608    $    979,708    $    767,342
                                                                       ============    ============    ============    ============



Basic and diluted income per share (before extraordinary item)         $       0.14    $       0.09    $       0.26    $       0.21
                                                                       ============    ============    ============    ============
Basic and diluted income per share (extraordinary item)                          --              --            0.01              --
                                                                       ============    ============    ============    ============
Basic and diluted  income per share                                    $       0.14            0.09            0.27            0.21
                                                                       ============    ============    ============    ============

Weighted average number of shares (diluted)                               3,604,827       3,598,679       3,604,777       3,598,416
                                                                       ============    ============    ============    ============

                          CASA OLE' RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             26-WEEK PERIODS ENDED
                                                                           6/28/1998         6/29/1997
                                                                          ------------     -------------
                                                                                           (AS RESTATED)
Cash flows from operating activities:
     Net income                                                           $    979,708     $    767,342
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                                         812,538          260,582
         Deferred taxes                                                     (1,366,507)               0
         Gain on early extinguishment of debt                                  (39,975)               0
         Gain on sale of fixed assets                                           (7,188)               0
     Changes in assets and liabilities, net of effects of acquisition:
         Royalties receivable                                                   27,548          (39,726)
         Receivable from affiliates                                             13,000            1,000
         Other receivables                                                      59,133           35,326
         Income tax receivable/payable                                       1,462,168         (284,906)
         Inventory                                                                 673          (28,504)
         Prepaids and other current assets                                    (134,733)        (293,530)
         Other assets                                                         (137,365)            (203)
         Accounts payable                                                      546,088           81,745
         Accrued expenses and other liabilities                               (594,499)          (4,827)
                                                                          ------------     ------------
             Total adjustments                                                 640,881         (273,043)
                                                                          ------------     ------------
             Net cash provided by operating activities                       1,620,589          494,299
                                                                          ------------     ------------

Cash flows from investing activities:
     Sale of property                                                       11,360,632                0
     Proceeds from minority partners' contribution                                   0           21,000
     Issuance of notes receivable                                                    0         (115,000)
     Purchase of property, plant and equipment                              (2,341,016)      (3,976,648)
                                                                          ------------     ------------
             Net cash provided by (used in) investing activities             9,019,616       (4,070,648)
                                                                          ------------     ------------

Cash flows from financing activities:
     Net borrowings under line of credit agreement                             287,153                0
     Payments of notes payable                                             (10,569,024)        (153,015)
                                                                          ------------     ------------
             Net cash provided by (used in) investing activities           (10,281,871)        (153,015)
                                                                          ------------     ------------

             Increase (decrease) in cash and cash equivalents                  358,334       (3,729,364)
Cash and cash equivalents at beginning of period                               986,024        6,419,305
                                                                          ------------     ------------
Cash and cash equivalents at end of period                                $  1,344,358     $  2,689,941
                                                                          ============     ============

Supplemental disclosure of cash flow information:
     Cash paid during the period:
         Interest                                                         $    401,332     $     17,590
         Income taxes                                                     $    351,745     $    705,000
     Non-cash activities:
         Exchange of note for equipment and inventory                     $    207,800     $          0
         Note issued for purchase of restaurant                           $          0     $    750,000

                           CASA OLE RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        BASIS OF PRESENTATION

                  In the opinion of Casa Ole Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of June 28, 1998, and the consolidated statements of income and cash flows for the 26-week and 13-week periods ended June 28, 1998 and June 29, 1997. The consolidated statements of income for the 26-week and 13-week periods ended June 28, 1998 are not necessarily indicative of the results to be expected for the full year.

                  Beginning in fiscal 1998, the Company changed its fiscal quarters to four thirteen week quarters. For comparative purposes, fiscal 1997 consolidated statements of income and cash flows have been restated for the 26-week and 13-week periods ended June 29, 1997.

2.        ACCOUNTING POLICIES

                  During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report and Form 10-K (file number 0-28234). Reference should be made to such financial statements for information on such accounting policies and further financial details.

                  Effective the first quarter of fiscal 1998, the Company changed its estimate of the useful lives of certain recently acquired fixed assets, primarily those belonging to Monterey's Acquisition Corp. ("MAC"). The purpose of the change was to bring the asset lives of Casa Ole and MAC into conformity with each other and with industry norms. As a result of this change, income before income taxes increased approximately $264,000, net income increased approximately $162,000 and basic and diluted earnings per share increased approximately $0.04 for the 26-weeks ended June 28, 1998.

                  The Company does not have or participate in transactions involving derivative, financial and commodity instruments.


3.       PRO FORMA DATA

                  On July 2, 1997, the Company purchased 100% of the outstanding stock of MAC. The Company purchased the shares of common stock for $4.0 million, paid off outstanding debt and accrued interest totaling $7.1 million and funded various other agreed upon items approximating $500,000. Approximately $6.0 million of goodwill was recorded as a result of this purchase. At the time of the acquisition, MAC owned and operated 26 restaurants in Texas and Oklahoma under the names "Monterey's Tex-Mex Cafe," "Monterey's Little Mexico" and "Tortuga Cantina."

                   The table below presents unaudited pro forma income statement information as if the Company had purchased MAC at the beginning of fiscal 1997. Pro forma adjustments were made to remove consulting fees that are non-continuing, amortize the resulting goodwill over 40 years and remove the pre-acquisition goodwill amortization, reflect net interest expense on the debt resulting from the acquisition and record additional income tax at an effective rate of 39.0% on the combined income of the Company and MAC. The acquisition was accounted for as a purchase.

                                                     26 Week          13 Week
                                                  Period Ending    Period Ending
                                                     6/29/97          6/29/97
                                                  -------------    ------------
          Revenues................................$  22,066,628    $ 11,270,358
          Net income..............................$   1,010,430    $    449,024
          Diluted income per share................$        0.28    $       0.12


                   The pro forma information does not purport to be indicative of results of operations which would have occurred had the acquisition been consummated on the date indicated or future results of operations.


4.        NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

                   Statement of Financial Accounting Standards No. 128, "Earnings per Share", specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of December 28, 1997 earnings data, and accordingly, has restated herein all previously reported income per share data. Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all continently issuable shares, including options and warrants. For the 26-week and 13-week periods ended June 29, 1997, the effect of dilutive stock options increased the weighted average shares outstanding by 711 and 974 shares respectively, which does not affect the determination of diluted income per share. For the 26-week and 13-week periods ended June 28, 1998, the effect of dilutive stock options increased the weighted average shares outstanding by 7,072 and 7,122 shares respectively, which does not affect the determination of diluted income per share.

                   AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), requires that costs of start-up activities be expensed as incurred and to report the initial adoption as a cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Deferred start-up costs as of June 28, 1998 and December 28, 1997 were $169,819 and $206,755, respectively.


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

6.        SALE-LEASEBACK TRANSACTION

                   On June 25, 1998, the Company completed a sale and leaseback transaction involving the sale and lease back of the land, building and improvements of 13 company-owned restaurants. The properties were sold for $11.5 million and resulted in a gain of approximately $3.5 million that will be deferred and amortized over the terms of the leases, which are 15 years each. The leases are classified as operating leases in accordance with SFAS No. 13 "Accounting for Leases".

          Future minimum lease payments under the non-cancelable
          operating lease are:
          1998............................................  $   546,250
          1999............................................  $ 1,092,500
          2000............................................  $ 1,114,350
          2001............................................  $ 1,136,250
          2002............................................  $ 1,158,924
          Thereafter......................................  $13,647,203
                                                            -----------
                                                            $18,695,477
                                                            ===========

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


RESULTS OF OPERATIONS

                   The Company closed on its purchase of 100% of the outstanding stock of Monterey's Acquisition Corp. ("MAC") on July 2, 1997. Accordingly, the results of operations for the second quarter ending June 28, 1998 presented below include the operations of the 25 MAC units. Pro forma information as if the Company had owned MAC for the 26-week and 13-week periods ended June 29, 1997 is presented in note
          3 of the notes to consolidated financial statements included herein. Beginning in fiscal 1998, the Company changed its fiscal quarters to four thirteen week quarters. For comparative purposes, fiscal 1997 consolidated statements of income and cash flows have been restated for the 26-week and 13-week period ended June 29, 1997.

                   Revenues. The Company's revenues for the second quarter of fiscal 1998 were up 103.7% to $12.0 million over revenues of $5.9 million for the same quarter a year ago. Restaurant sales for the second quarter of 1998 were up $6.0 million over the same quarter a year ago, to $11.7 million. Sales at the thirteen restaurants operating in both fiscal quarters (same-stores) were down 5.2% over last year's same quarter, offsetting the overall sales increase by $227,000. The 25 MAC units contributed $5.8 million in the second quarter (the 24 MAC same-store sales were up 4.0% over last year's same quarter). On a pro forma basis, same-store sales were virtually flat, decreasing 0.2%. The remaining increase was due to the additional sales contributed by the Company's new stores. Franchise-owned stores operating in both fiscal quarters were up 5.45%. Total system same store sales were up 1.7%.

                   On a year-to-date basis, the Company's revenues were up 105.6% to $23.9 million over revenues of $11.6 million for the same 26-week period a year ago. Restaurant sales for the 26-week period were up $12.1 million over the same 26-week period a year ago. Sales at the thirteen restaurants operating in both fiscal quarters were down 4.4% over last year's 26-week period, offsetting the overall sales increase by $386,000. The 25 MAC units contributed $11.5 million in the 26-week period (the 24 MAC same-store sales were up 4.5% over last year's 26-week period). On a pro forma basis, same store sales were up slightly by 0.3%. Franchise-owned stores operating in the same 26-week period were up 5.3%. Total system same-store sales were up 1.9%.

                   Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs but also includes paper, supplies and franchise expenses, increased in the second quarter of 1998 to 27.5% of restaurant sales as compared with 25.2% in the same period in 1997. This increase is attributable in part to an increase in the proportion of MAC units, which have a higher average cost of sales than Casa Ole units. Also contributing to the increase is the new emphasis placed on value perception within the Casa Ole concept, achieved primarily by increasing portion sizes. The Company estimates that food cost increased 2.0% on a comparable period basis. Approximately one quarter of that increase was offset by menu price increases.

                   On a year-to-date basis, cost of sales increased to 27.1% of restaurant sales as compared with 24.8% in the same period a year ago.

                   Labor and other related expenses decreased as a percentage of restaurant sales by 60 basis points to 33.5% in the second quarter of 1998 as compared with 34.1% in the same period in 1997. This decrease is due in part to the closure of one under-performing store, the sale of another under-performing store in fiscal 1997 and due to improved employee utilization in most of the remaining stores.

                   On a year-to-date basis, labor and other related expenses decreased as a percentage of restaurant sales by 50 basis points to 33.5% as compared with 34.0% in the same period a year ago.

                   Restaurant operating expenses, which primarily includes rent, utilities, repair and maintenance and advertising, decreased as a percentage of restaurant sales by 210 basis points to 20.4% in the second quarter of 1998 as compared with 22.5% in the same period in 1997. This dramatic improvement is primarily due to cost cutting measures made throughout the store system, and especially so in stores developed since the initial public offering. Expenses showing the most improvement were smallwares, repair and maintenance, office expense, utilities, and insurance. Rent expense decreased 100 basis points on a comparable basis due to the large number of MAC owned stores. However, due to the sale-leaseback transaction, this trend will not continue. Again, the closure of one under-performing store and the sale of another under-performing store in fiscal 1997 also helped to improve overall operating margins.

                   On a year-to-date basis, restaurant operating expenses decreased as a percentage of restaurant sales by 120 basis points to 21.2% as compared with 22.4% in the same period a year ago.

                   General and administrative expenses (G&A) decreased as a percentage of total revenues by 150 basis points to 8.9% in the second quarter of 1998 as compared with 10.4% in the same period in 1997. This decrease is due in part to the administrative efficiencies gained with the purchase of Monterey's Acquisition Corp.

                   On a year-to-date basis, general and administrative expenses decreased as a percentage of total revenues by 150 basis points to 9.0% compared with 10.5% in the same period a year ago.

                   Depreciation and amortization expense increased as a percentage of total revenues by 60 basis points to 3.2% in the second quarter of 1998 as compared with 2.6% in the same period in 1997. This increase is the direct result of the addition of depreciable assets related to the Company's five new store openings since the second quarter of 1997, along with added depreciation and amortization related to the purchase of MAC. Effective the first quarter of fiscal 1998, the Company changed its estimate of the useful lives of certain recently acquired fixed assets to reflect actual useful lives and industry norms (see note 2).

                   On a year-to-date basis, depreciation and amortization expense increased as a percentage of total revenues by 120 basis points to 3.4% compared with 2.2% in the same period a year ago.

                   Other Income (Expense). Net other income (expense) decreased from income to an expense for the second quarter of 1998, a change of approximately $265,000. The net decrease was due to the reduction in interest income as the proceeds from the 1996 initial public offering were used for construction projects and the debt incurred related to the purchase of MAC.

                   On a year-to-date basis, net other income (expense) decreased from income to an expense, a change of approximately $487,000.

                   Income Tax Expense. The Company's effective tax rate for fiscal 1998 is 39.5%.

LIQUIDITY AND CAPITAL RESOURCES

                   Net cash provided by operating activities was $1.6 million for the 26 weeks ended June 28, 1998, compared to $494,000 for the same period last year. As of June 28, 1998, the Company had a working capital deficit of $2.0 million, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                   During the first 26 weeks of 1998, capital expenditures on property, plant and equipment were approximately $2.3 million as compared to $4.0 million for the same period of 1997. Capital expenditures included the remodeling of seven restaurants, one in Copperas Cove, Texas, five in Houston, Texas, and one in Grand Prairie, Texas. Immediately after the second quarter ended, the Company remodeled an eighth restaurant and began remodeling three other restaurants. One new store opened late in the 2nd quarter in Boise, Idaho, and an existing store was relocated (primarily paid for by the landlord) in Houston, Texas. Currently the Company has two new restaurant sites under construction which are scheduled to open in the fourth quarter of fiscal 1998. Another two sites are currently under contract and are scheduled to open in fiscal 1999. Additionally, the Company had cash outlays for necessary replacement of equipment in various older units. The Company estimates its capital expenditures during the third quarter will approximate $1.4 million. During the second quarter, the Company sold a land site, which no long fit within the Company's strategic plan, for approximately $200,000, incurring a loss on sale of approximately $10,000.

                   On June 25, 1998, the Company completed an $11.5 million sale-leaseback transaction with Franchise Finance Corporation of America ("FFCA"). The transaction resulted in a gain of approximately $3.5 million which will be deferred and amortized over 15 years. The 13 properties sold will be leased-back from FFCA for a minimum of 15 years with five 5-year options to renew. The proceeds from the sale-leaseback transaction were used to pay down most of the Company's outstanding debt with NationsBank of Texas ($5.2 million term note and $5.4 million revolving line note).

                   Separately, the Company negotiated with FFCA a $14.5 million forward commitment to finance up to 12 new restaurants. The Company also amended its credit facility with NationsBank of Texas. The terms of the amended credit facility are similar to those in the original facility; however, the facility was reduced from a $13.0 million term and revolving credit facility to a $5.0 million revolving line of credit. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. The Company is subject to a non-use fee of 0.35% on the unused portion of the revolver from the date of the credit agreement. Within the terms of the credit agreement, the Company must meet certain financial covenants. As of June 28, 1998, the Company had $910,000 outstanding under the revolving line of credit.

                   The Company's management believes that the sale leaseback arrangements, along with operating cash flow and the Company's revolving line of credit with Nationsbank, will be sufficient to meet its operating requirements and to finance its expansion plans (exclusive of any acquisitions) through the end of the 2000 fiscal year.

                  Year 2000. The Company reached a decision to continue outsourcing its accounting processes. The new outsourcing group will set up an accounting department on the premises of the Company and will install new computer hardware and software that is Year 2000 adapted. Further, the Company has reviewed its information systems and is currently in the process of modifying those systems that are not Year 2000 compliant. The Company also has initiated discussions with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate their computer systems properly. Management believes that the Company's systems are compliant, or will be compliant by June 1999. All maintenance and modification costs will be expensed as incurred, while the cost of new computer hardware and software, if material, is being capitalized and depreciated over its expected useful life. The cost of the Year 2000 compliance program is not anticipated to be material to the Company's financial position or results of operations.

          PART II - OTHER INFORMATION


Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

                   (a)     EXHIBITS

                           Exhibit
                           Number              Document Description
                           -------             --------------------

                              27.1             Financial Data Schedule


                   (b)     REPORTS ON FORM 8-K

                              There were no reports filed on Form 8-K during the
                           quarter ended June 28, 1998.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CASA OLE RESTAURANTS, INC.

Dated:  July 28, 1998                                By:  /s/ Louis P. Neeb
                                                          -----------------
Louis P. Neeb
Chairman of the Board, President
& Chief Executive Officer
(Principal Executive Officer)


Dated: July 28, 1998                                 By:  /s/ Andrew J. Dennard
                                                          ---------------------
Andrew J. Dennard
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

                               INDEX TO EXHIBITS

   EXHIBIT NO.             DESCRIPTION
   -----------             -----------
      27.1             Financial Data Schedule