Form 10-Q
period 1998-09-27
CASA OLE RESTAURANTS INC
filed 1998-11-12
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)

          [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended SEPTEMBER 27, 1998

                                       OR

          [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ____________________

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

Number of shares outstanding of each of the issuer's classes of common stock, as of October 26, 1998: 3,597,705 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CASA OLE RESTAURANTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 9/27/98             12/28/97
                                                              ------------         ------------
                                                               (UNAUDITED)

ASSETS
Current assets:
     Cash and cash equivalents                                $    644,689         $    986,024
     Royalties receivable                                           75,978              111,964
     Receivables from affiliates                                         0               13,000
     Other receivables                                             574,720              338,599
     Inventory                                                     414,273              423,237
     Taxes receivable                                                    0              102,409
     Prepaid expenses and other current assets                     390,428              546,287
                                                              ------------         ------------
          Total current assets                                   2,100,088            2,521,520
                                                              ------------         ------------

Property, plant and equipment                                   17,332,938           21,748,741
     Less accumulated depreciation                               4,540,389            4,450,221
                                                              ------------         ------------
          Net property, plant and equipment                     12,792,549           17,298,520
Deferred tax assets                                              1,522,671              156,164
Other assets                                                     6,565,868            6,531,934
                                                              ------------         ------------
                                                              $ 22,981,176         $ 26,508,138
                                                              ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                   $          0         $  1,150,000
     Accounts payable                                            1,180,439            1,097,238
     Income taxes payable                                        1,546,388                    0
     Accrued sales and liquor taxes                                216,599              348,397
     Accrued payroll and taxes                                     852,586            1,121,011
     Accrued expenses                                              535,059              828,356
                                                              ------------         ------------
          Total current liabilities                              4,331,071            4,545,002
                                                              ------------         ------------
Long-term debt, net of current portion                           1,920,000           10,106,871
Other liabilities                                                  109,635              121,075
Deferred gain                                                    3,400,328                    0

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares
        authorized                                                       0                    0
     Capital stock, $0.01 par value, 20,000,000 shares
        authorized, 4,732,705 shares issued                         47,327               47,327
     Additional paid-in capital                                 20,685,610           20,685,610
     Retained earnings                                           3,837,205            2,352,253
     Treasury stock, cost of 1,135,000 shares                  (11,350,000)         (11,350,000)
                                                              ------------         ------------
          Total stockholders' equity                            13,220,142           11,735,190
                                                              ------------         ------------

                                                              $ 22,981,176         $ 26,508,138
                                                              ============         ============

                           CASA OLE RESTAURANTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                      13-WEEK PERIODS ENDED             39-WEEK PERIODS ENDED
                                                                      9/27/98         9/28/97           9/27/98        9/28/97
                                                                   ------------    ------------      ------------    ------------
                                                                                   (AS RESTATED)                     (AS RESTATED)
Revenues:
   Restaurant sales                                                $ 11,561,378    $ 11,789,019      $ 34,758,437    $ 22,877,565
   Franchise fees                                                       303,795         269,865           866,025         755,725
   Other                                                                 76,225          33,727           169,524          60,193
                                                                   ------------    ------------      ------------    ------------
                                                                     11,941,398      12,092,611        35,793,986      23,693,483
                                                                   ------------    ------------      ------------    ------------

Costs and expenses:
   Cost of sales                                                      3,293,633       3,216,899         9,586,280       5,965,926
   Labor                                                              3,787,316       4,015,123        11,568,666       7,782,737
   Restaurant operating expenses                                      2,670,493       2,770,572         7,584,778       5,252,268
   General and administrative                                         1,016,160       1,371,401         3,159,776       2,589,975
   Depreciation and amortization                                        406,136         478,847         1,218,675         739,429

                                                                   ------------    ------------      ------------    ------------
                                                                     11,173,738      11,852,842        33,118,175      22,330,335
                                                                   ------------    ------------      ------------    ------------

      Operating income                                                  767,660         239,769         2,675,811       1,363,148
                                                                   ------------    ------------      ------------    ------------

Other income (expense):
   Interest income                                                        9,826               0            21,593         140,729
   Interest expense                                                      12,172        (152,465)         (417,753)       (170,055)
   Other, net                                                            31,878          (3,741)           83,755          (5,714)
                                                                   ------------    ------------      ------------    ------------
                                                                         53,876        (156,206)         (312,405)        (35,040)
                                                                   ------------    ------------      ------------    ------------

Income before income tax expense and extraordinary item                 821,536          83,563         2,363,406       1,328,108
Income tax expense                                                      316,291          25,280           918,429         502,483
                                                                   ------------    ------------      ------------    ------------

Income before extraordinary item                                        505,245          58,283         1,444,977         825,625



Extraordinary item (net of tax of $25,025)                                    0               0            39,975               0
                                                                   ------------    ------------      ------------    ------------

      Net income                                                   $    505,245    $     58,283      $  1,484,952    $    825,625
                                                                   ============    ============      ============    ============


Basic and diluted income per share (before extraordinary item)     $       0.14    $       0.02      $       0.40    $       0.23
                                                                   ============    ============      ============    ============
Basic and diluted income per share (extraordinary item)                       0               0              0.01               0
                                                                   ============    ============      ============    ============
Basic and diluted income per share                                         0.14            0.02              0.41            0.23
                                                                   ============    ============      ============    ============

Weighted average number of shares (diluted)                           3,600,302       3,598,477         3,599,392       3,598,023
                                                                   ============    ============      ============    ============

                           CASA OLE RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       39-WEEK PERIODS ENDED
                                                                      9/27/98          9/28/97
                                                                   ------------      ------------
                                                                                     (AS RESTATED)
Cash flows from operating activities:
    Net income                                                     $  1,484,952      $    825,625
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                  1,218,675           739,429
       Deferred taxes                                                (1,366,507)                0
       Deferred gain amortization                                       (59,185)                0
       Gain on early extinguishment of debt                             (39,975)                0
       Gain on sale of fixed assets                                      (7,188)                0
       Reserve for bad debts and note receivable write-offs                   0           112,500
    Changes in assets and liabilities, net of acquisition:
       Royalties receivable                                              35,986           (12,122)
       Receivable from affiliates                                        13,000             1,000
       Other receivables                                               (236,121)           35,166
       Income tax receivable/payable                                  1,623,772                 0
       Inventory                                                          1,168           (67,459)
       Prepaids and other current assets                                (34,460)          (93,854)
       Other assets                                                       5,777           (42,285)
       Accounts payable                                                  83,201           179,086
       Accrued expenses and other liabilities                          (704,961)           32,669
                                                                   ------------      ------------
           Total adjustments                                            533,182           884,130
                                                                   ------------      ------------
           Net cash provided by operating activities                  2,018,134         1,709,755
                                                                   ------------      ------------

Cash flows from investing activities:
    Payment for purchase of acquisition, net of
      cash acquired                                                           0       (11,754,175)
    Net sale of marketable securities                                         0         1,007,255
    Proceeds from sale of property                                   11,360,632                 0
    Proceeds from minority partners' contribution                             0            21,000
    Issuance of notes receivable                                              0          (115,000)
    Purchase of property, plant and equipment                        (4,448,230)       (7,075,283)
                                                                   ------------      ------------
           Net cash provided by (used in) investing activities        6,912,402       (17,916,203)
                                                                   ------------      ------------

Cash flows from financing activities:
    Net borrowings under line of credit agreement                     1,297,153         4,640,205
    Proceeds from issuance of long-term debt                                  0         6,000,000
    Payments of notes payable                                       (10,569,024)         (350,811)
                                                                   ------------      ------------
           Net cash used in financing activities                     (9,271,871)       10,289,394
                                                                   ------------      ------------

           Increase (decrease) in cash and cash equivalents            (341,335)       (5,917,054)
Cash and cash equivalents at beginning of period                        986,024         6,419,305
                                                                   ------------      ------------
Cash and cash equivalents at end of period                         $    644,689      $    502,251
                                                                   ============      ============

Supplemental disclosure of cash flow information:
    Cash paid during the period:
       Interest                                                    $    645,777      $    168,169
       Income taxes                                                     528,636      $    865,000
    Non-cash activities:
       Exchange of note for equipment and inventory                $    207,800      $          0
       Note issued for purchase of restaurant                      $          0      $    750,000

                           CASA OLE RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

                  In the opinion of Casa Ole Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of September 27, 1998, and the consolidated statements of income and cash flows for the 39-week and 13-week periods ended September 27, 1998 and September 28, 1997. The consolidated statements of income for the 39-week and 13-week periods ended September 27, 1998 are not necessarily indicative of the results to be expected for the full year.

                  Beginning in fiscal 1998, the Company changed its fiscal quarters to four thirteen week quarters. For comparative purposes, fiscal 1997 consolidated statements of income and cash flows have been restated for the 39-week and 13-week periods ended September 28, 1997.

2.       ACCOUNTING POLICIES

                  During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report and Form 10-K (file number 0-28234). Reference should be made to such financial statements for information on such accounting policies and further financial details.

                  Effective the first quarter of fiscal 1998, the Company changed its estimate of the useful lives of certain recently acquired fixed assets, primarily those belonging to Monterey's Acquisition Corp. ("MAC"). The purpose of the change was to bring the asset lives of Casa Ole and MAC into conformity with each other and with industry norms. As a result of this change, income before income taxes increased approximately $396,000, net income increased approximately $242,000 and basic and diluted earnings per share increased approximately $0.06 for the 39-weeks ended September 27, 1998.

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

                                                                                      39 Week
                                                                                   Period Ending
                                                                                      9/28/97
                                                                                   -------------
         Revenues .............................................................     $34,159,239
         Net income ...........................................................     $ 1,068,713
         Diluted income per share .............................................     $      0.30

                  The pro forma information does not purport to be indicative of results of operations which would have occurred had the acquisition been consummated on the date indicated or future results of operations.

4.       NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

                  Statement of Financial Accounting Standards No. 128, "Earnings per Share", specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of December 28, 1997 earnings data, and accordingly, has restated herein all previously reported income per share data. Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. For the 39-week and 13-week periods ended September 28, 1997, the effect of dilutive stock options increased the weighted average shares outstanding by 318 and 772 shares respectively, which does not affect the determination of diluted income per share. For the 39-week and 13-week periods ended September 27, 1998, the effect of dilutive stock options increased the weighted average shares outstanding by 1,687 and 2,597 shares respectively, which does not affect the determination of diluted income per share.

                  AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), requires that costs of start-up activities be expensed as incurred and to report the initial adoption as a cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Deferred start-up costs as of September 27, 1998 and December 28, 1997 were $74,276 and $206,755, respectively.

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

6.       SALE-LEASEBACK TRANSACTION

                  On June 25, 1998, the Company completed a sale and leaseback transaction involving the sale and lease back of the land, building and improvements of 13 company-owned restaurants. The properties were sold for $11.5 million and resulted in a gain of approximately $3.5 million that will be deferred and amortized over the terms of the leases, which are 15 years each. The leases are classified as operating leases.

                  Future minimum lease payments under the non-cancelable operating lease are:

                  1998 ...............................................  $    273,125
                  1999 ...............................................  $  1,092,500
                  2000 ...............................................  $  1,114,350
                  2001 ...............................................  $  1,136,250
                  2002 ...............................................  $  1,158,924
                  Thereafter..........................................  $ 13,647,203
                                                                        ------------
                                                                        $ 18,422,352
                                                                        ============

7.       GUARANTEED EMPLOYEE LOANS

         Certain officers and other key employees of the Company borrowed approximately $400,000 in the aggregate from NationsBank and used the proceeds to purchase Casa Ole Restaurants, Inc. common stock. The Company has guaranteed the loans, which mature in two years and require monthly interest payments. To effect a recent purchase, the Company temporarily advanced $250,000 to these officers and key employees. Such amount was repaid in October through the employees financing from NationsBank.

8.       LETTER OF INTENT

         On October 6, 1998, the Company announced that it entered into a letter of intent with the owners of the La Senorita Restaurants to acquire the operations of the five company-owned restaurants, a general partnership interest in a sixth restaurant, and all the rights to the La Senorita franchise system. The purchase price to be paid is approximately $4.0 million in cash.

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

RESULTS OF OPERATIONS

                  The Company closed on its purchase of 100% of the outstanding stock of Monterey's Acquisition Corp. ("MAC") on July 2, 1997. Accordingly, the results of operations for the third quarter ending September 27, 1998 presented below include the operations of the 25 MAC units. Pro forma information as if the Company had owned MAC for the 39-week and 13-week periods ended September 28, 1997 is presented in note 3 of the notes to consolidated financial statements included herein. Beginning in fiscal 1998, the Company changed its fiscal quarters to four thirteen week quarters. For comparative purposes, fiscal 1997 consolidated statements of income and cash flows have been restated for the 39-week and 13-week period ended September 28, 1997.

                  Revenues. The Company's revenues for the third quarter of fiscal 1998 were down $151,000 or 1.3% to $11.9 million compared with the same quarter a year ago. Restaurant sales for the third quarter of 1998 were down $228,000 compared with the same quarter a year ago, to $11.6 million. The decline in restaurant sales is due to the closure and or sale of five under-performing restaurants. Since the third quarter ended September 28, 1997, two new restaurants have opened. Sales at restaurants operating in both fiscal quarters (same-stores) increased 2.5% over last year's same quarter, reducing the overall sales decline by $232,000. Franchise-owned same-stores sales for the quarter were up 6.0%. Total system same-store sales were up 4.1%.

                  On a year-to-date basis, the Company's revenues were up 51.1% to $35.8 million over revenues of $23.7 million for the same 39-week period a year ago. Restaurant sales for the 39-week period were up $11.9 million over the same 39-week period a year ago. Sales at restaurants operating in both fiscal quarters increased 1.0% or $275,000 over last year's 39-week period. The 25 MAC units contributed $17.2 million in the 39-week period in 1998 and $5.8 million in 1997. Franchise-owned same-stores operating in the same 39-week period were up 5.1%. Total system same-store sales were up 2.9%.

                  Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs but also includes paper, supplies and franchise expenses, increased in the third quarter of 1998 to 28.5% of restaurant sales as compared with 27.3% in the same period in 1997. Excluding franchise expenses, restaurant level costs and expenses increased 40 basis points to 27.6% compared with 27.2% in the same quarter a year ago. Contributing to the increase is the new emphasis placed on value perception within the Casa Ole concept, achieved primarily by increasing portion sizes. The Company estimates that food cost increased 1% on a comparable period basis, most of which was due to an increase in the cost of cheese.

                  On a year-to-date basis, cost of sales increased to 27.6% of restaurant sales as compared with 26.1% in the same period a year ago. This increase is attributable in part to an increase in the proportion of MAC units, which have a higher average cost of sales than Casa Ole units. Excluding franchise expense, restaurant level costs and expenses increased 170 basis points to 27.2% compared with 25.5% in the 39-week period a year ago.

                  Labor and other related expenses decreased as a percentage of restaurant sales by 130 basis points to 32.8% in the third quarter of 1998 as compared with 34.1% in the same period in 1997. This decrease is due in part to the closure of three under-performing stores and the sale of two other stores. Further, the Company improved employee utilization in most operating restaurants.

                  On a year-to-date basis, labor and other related expenses decreased as a percentage of restaurant sales by 70 basis points to 33.3% as compared with 34.0% in the same period a year ago. The decrease is attributed to the same items discussed in the preceding paragraph.

                  Restaurant operating expenses, which primarily includes rent, utilities, repair and maintenance and advertising, decreased as a percentage of restaurant sales by 40 basis points to 23.1% in the third quarter of 1998 as compared with 23.5% in the same period in 1997. The improvements are primarily due to cost cutting measures made throughout the store system, and especially so in stores developed since the initial public offering. Expenses showing the most improvement were smallwares, repair and maintenance, office expense, utilities, and insurance. Rent expense increased on a comparable basis due to the sale-leaseback transaction. The increase in rent expense was offset by a reduction in interest and depreciation expense. Again, the closure of three under-performing stores and the sale of two other stores also helped to improve overall operating margins.

                  On a year-to-date basis, restaurant operating expenses decreased as a percentage of restaurant sales by 110 basis points to 21.8% as compared with 23.0% in the same period a year ago. The decrease is attributed to the same items discussed in the preceding paragraph.

                  General and administrative expenses (G&A) decreased as a percentage of total revenues by 280 basis points to 8.5% in the third quarter of 1998 as compared with 11.3% in the same period in 1997. The prior year's quarter included $241,000 in special charges related to severance agreements and acquisition related costs. Giving effect to this, G&A as a percentage of total revenues would have been 9.3% for the same quarter a year ago. Further, the Company recovered $60,000 of the special charges related to severance agreements in the current quarter. The remaining decrease is due in part to the administrative efficiencies gained with the purchase of Monterey's Acquisition Corp.

                  On a year-to-date basis, general and administrative expenses decreased as a percentage of total revenues by 210 basis points to 8.8% compared with 10.9% in the same period a year ago. Again, giving effect to the special charges, G&A as a percentage of total revenues would have been 9.9% in the same period a year ago. The decrease is attributed to the same items discussed in the preceding paragraph.

                  Depreciation and amortization expense decreased as a percentage of total revenues by 60 basis points to 3.4% in the second quarter of 1998 as compared with 4.0% in the same period in 1997. This decrease is the primary result of the sale and leaseback transaction involving the sale and lease back of land, building and improvements of 13 company-owned restaurants. The leases are classified as operating leases. Also, effective the first quarter of fiscal 1998, the Company changed its estimate of the useful lives of certain recently acquired fixed assets to reflect actual useful lives and industry norms (see note 2).

                  On a year-to-date basis, depreciation and amortization expense increased as a percentage of total revenues by 30 basis points to 3.4% compared with 3.1% in the same period a year ago. This increase is primarily due to the added depreciation and amortization related to the purchase of MAC.

                  Other Income (Expense). Net other income (expense) increased from an expense to income for the third quarter of 1998, a change of approximately $210,000. The increase was due to the sale-leaseback transaction, the proceeds of which were used to pay off long-term debt, thus reducing interest expense.

                  On a year-to-date basis, net other expense increased approximately $277,000. The increase was due to the reduction in interest income as the proceeds from the 1996 initial public offering were used for construction projects and the debt incurred related to the purchase of MAC.

                  Income Tax Expense. The Company's effective tax rate for fiscal 1998 is 38.9%.

LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $2.0 million for the 39 weeks ended September 27, 1998, compared to $1.7 million for the same period last year. As of September 27, 1998, the Company had a working capital deficit of $2.2 million, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory. Just after the third quarter ended, the Company made an estimated tax payment of approximately $1.0 million.

                  During the first 39 weeks of 1998, capital expenditures on property, plant and equipment were approximately $4.4 million as compared to $7.1 million for the same period of 1997. Capital expenditures included the remodeling of thirteen restaurants, one in Copperas Cove, Texas, one in Waco, Texas, eight in Houston, Texas, one in Grand Prairie, Texas and two in Lubbock, Texas. Three remodels are planned for the fourth quarter. One new store opened late in the second quarter in Boise, Idaho, and an existing store was relocated (primarily paid for by the landlord) in Houston, Texas. A second new store in Boise, Idaho opened just after the third quarter ended. Currently the Company has two new restaurant sites under construction, one of which is scheduled to open in the fourth quarter of fiscal 1998 and the other is scheduled to open in the first quarter of fiscal 1999. Another two sites are currently under contract and are scheduled to open in fiscal 1999. Additionally, the Company had cash outlays for necessary replacement of equipment in various older units. The Company estimates its capital expenditures during the fourth quarter will approximate $3.4 million. During the second quarter, the Company sold a land site, which no longer fit within the Company's strategic plan, for approximately $200,000, incurring a loss on sale of approximately $10,000.

                  On June 25, 1998, the Company completed an $11.5 million sale-leaseback transaction with Franchise Finance Corporation of America ("FFCA"). The transaction resulted in a gain of approximately $3.5 million, which will be deferred and amortized over 15 years. The 13 properties sold will be leased-back from FFCA for a minimum of 15 years with five 5-year options to renew. The proceeds from the sale-leaseback transaction were used to pay down most of the Company's outstanding debt with NationsBank of Texas ($5.2 million term note and $5.4 million revolving line note).

                  Separately, the Company negotiated with FFCA a $14.5 million forward commitment to finance up to 12 new restaurants. The Company also amended its credit facility with NationsBank of Texas. The terms of the amended credit facility are similar to those in the original facility; however, the facility was reduced from a $13.0 million term and revolving credit facility to a $5.0 million revolving line of credit. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. The Company is subject to a non-use fee of 0.35% on the unused portion of the revolver from the date of the credit agreement. Within the terms of the credit agreement, the Company must meet certain financial covenants. As of September 27, 1998, the Company had $1,920,000 outstanding under the revolving line of credit. Just after the third quarter ended, the Company closed on two of its forward commitments with FFCA.

                  The Company's management believes that the sale-leaseback forward commitments with FFCA, along with operating cash flow and the Company's revolving line of credit with NationsBank, will be sufficient to meet its operating requirements and to finance its expansion plans (exclusive of any acquisitions) through the end of the 2000 fiscal year.

                  Year 2000. The Company reached a decision to continue outsourcing its accounting processes. The new outsourcing group is setting up an accounting department on the premises of the Company and will install new computer hardware and software that is Year 2000 adapted. Further, the Company has reviewed its information and other systems and is currently in the process of modifying those systems that are not Year 2000 compliant. The Company also has initiated discussions with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate their computer systems properly. Although, management believes that the Company's systems are compliant, or will be compliant by December 1999, the most likely "worst case" scenario would be that the Company may not be able to process credit card transactions and/or experience delays in food and supply orders. In the interim, there are other manual procedures the Company could utilize in the event of a "worst case" scenario. All maintenance and modification costs will be expensed as incurred, while the cost of new computer hardware and software, if material, is being capitalized and depreciated over its expected useful life. The cost of the Year 2000 compliance program is not anticipated to be greater than $50,000.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  Exhibit
                  Number                     Document Description
                  -------                    --------------------
                  27.1                       Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  There were no reports filed on Form 8-K during the quarter ended September 27, 1998.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASA OLE RESTAURANTS, INC.

Dated: October 27, 1998                              By: /s/ Louis P. Neeb
Louis P. Neeb                                            -------------------
Chairman of the Board & Chief Executive Officer
(Principal Executive Officer)

Dated: October 27, 1998                              By: /s/ Andrew J. Dennard
Andrew J. Dennard                                        ----------------------
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

                               INDEX TO EXHIBITS

                  Exhibit
                  Number                     Document Description
                  -------                    --------------------
                  27.1                       Financial Data Schedule