Form 10-K
period 1999-01-03
CASA OLE RESTAURANTS INC
filed 1999-04-02
CIK 1009244

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

                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on March 17, 1999 was $7,895,044. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. Number of shares outstanding of each of the issuer's classes of common stock, as of March 17, 1999: 3,597,705 shares of common stock, par value $.01.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held May 18, 1999, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.



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

ITEM 1.    BUSINESS

GENERAL

         Casa Ole Restaurants, Inc. (the "Company") was incorporated under the laws of the state of Texas in February 1996, and had its initial public offering in April 1996. The Company operates as a holding company for 16 corporations and conducts substantially all of its operations through its subsidiaries. All references to the Company include the Company and its subsidiaries, unless otherwise stated.

         The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience, under the names Casa Ole, Monterey's Tex-Mex Cafe, Monterey's Little Mexico and Tortuga Cantina. The first Casa Ole restaurant was opened in Pasadena, Texas in 1973. Today the Company operates 47 restaurants and franchises 32 Casa Ole restaurants in various communities across Texas, Louisiana, Oklahoma, Idaho and Tennessee. The Company's restaurants are designed to appeal to a broad range of middle-income customers, and are located primarily in small and medium-sized communities and middle-income areas of larger markets. The restaurants offer fresh, quality food, affordable prices, friendly service and comfortable surroundings. Menus feature a variety of traditional Mexican and Tex-Mex selections; complemented by the Company's own original Mexican-based recipes designed to have broad appeal. The Company believes that the established success of the Company in existing markets, its focus on middle-income customers, and the skills of its management team provide significant opportunities to realize the value inherent in the Mexican restaurant market, increase revenues in existing markets, and through opportunistic acquisitions penetrate new markets.

         Upon approval of the stockholders at its May 1999 Annual Meeting, the Company will change its name to Mexican Restaurants, Inc."

         On January 14, 1999, the Company signed a definitive purchase agreement with the principals of La Senorita Restaurants, a Mexican restaurant chain operated in the state of Michigan. La Senorita operates five company-owned restaurants, and has four franchise restaurants. The acquisition is expected to be completed in the second quarter of fiscal 1999.

STRATEGY AND CONCEPT

         The Company's objective is to be perceived as the national value leader in the Mexican segment of the full-service casual dining marketplace. To accomplish this objective, the Company has developed strategies designed to achieve and maintain high levels of customer loyalty, frequent patronage and profitability. The key strategic elements are:

         o Offering consistent, high-quality, original recipe Mexican menu items that reflect both national and local taste preferences;

         o Pricing menu offerings at levels below many family and casual-dining restaurant concepts;

         o Selecting, training and motivating its employees to enhance customer dining experiences and the friendly casual atmosphere of its restaurants;

         o Providing customers with the friendly, attentive service typically associated with more expensive casual-dining experiences; and

         o Reinforcing the perceived value of the dining experience with a comfortable and inviting Mexican decor.


         MENU. The Company's restaurants offer high-quality products with a distinctive, yet mild taste profile with mainstream appeal. Fresh ingredients are a critical recipe component, and the majority of menu items are prepared daily in the kitchen of each restaurant from original recipes.

         The menus feature a wide variety of entrees including enchiladas, combination platters, burritos, fajitas, coastal seafood and other house specialties. The menu also includes soup, salads, appetizers and desserts. From time to time the

Company also introduces new dishes designed to keep the menus fresh. Alcoholic beverages are served as a complement to meals and represent a range of less than 5% of sales at its more family oriented locations, and up to 20% in its more casual dining locations. At Company-owned restaurants the dinner menu entrees presently range in price from $3.99 to $9.95, with most items priced between $4.99 and $6.95. Lunch prices at most Company-owned restaurants presently range from $3.99 to $6.95.

         ATMOSPHERE AND LAYOUT. The Company emphasizes an attractive interior and exterior design for each of its restaurants. The typical restaurant has an inviting and interesting Mexican exterior. The interior decor is comfortable Mexican in appearance to reinforce the perceived value of the dining experience. Stucco, tile floors, carpets, plants and a variety of paint colors are integral features of each restaurant's decor. These decor features are incorporated in a floor plan designed to provide a comfortable atmosphere. The Company's restaurant's designs are sufficiently flexible to accommodate a variety of available sites and development opportunities, such as malls, end-caps of strip shopping centers and free standing buildings, including conversions. The physical facility is also designed to serve a high volume of customers in a relatively limited period of time. The Company's restaurants typically range in size from approximately 4,000 to 5,600 square feet, with an average of approximately 4,500 square feet and a seating capacity of approximately 180.

GROWTH STRATEGY

         The Company believes that the unit economics of the various restaurant concepts of the Company, as well as their value orientation and focus on middle income customers, provide significant opportunities for expansion. The Company's strategy to capitalize on these expansion opportunities is comprised of three key elements:

         IMPROVE SAME RESTAURANT SALES AND PROFITS. The Company's first growth objective is to improve the sales and controllable income of existing restaurants. This is accomplished through an emphasis on restaurant operations, coupled with marketing, purchasing and other organizational efficiencies (see "Restaurant Operations" below).

         INCREASED PENETRATION OF EXISTING MARKETS. The Company's second growth objective is to increase the number of restaurants in existing Designated Market Areas ("DMAs") and expansion into contiguous new markets. The DMA concept is a mapping tool developed by the A.C. Nielsen Co. that measures the size of a particular market by reference to communities included within a common television market. The Company's objective in increasing the density of Company-owned restaurants within existing markets is to improve operating efficiencies in such markets and to realize improved overhead absorption. In addition, the Company believes that increasing the density of restaurants in both Company-owned and franchised markets will assist it in achieving effective media penetration while maintaining or reducing advertising costs as a percentage of revenues in the relevant markets. The Company believes that careful and prudent site selection within existing markets will avoid cannibalization of the sales base of existing restaurants. During 1999 the Company intends to open at least four restaurants in the Houston Consolidated Metropolitan Area, with one of these restaurants to be located in Galveston, Texas.

         In targeting contiguous new markets for expansion in the future, the Company intends to concentrate initially on three to five major and middle markets located within its existing markets in Texas and Oklahoma. The Company will concentrate on smaller and medium sized regional trade center cities. Such cities, while not necessarily large in population, are the primary retail and service centers within their respective regions. Such cities typically have a large concentration of retail activity, often including a regional mall and several large discount and specialty retailers. Such cities are also typically the entertainment and cultural center for their regions. As a result of their smaller size, these regional markets are frequently underserved by restaurant chains, and the Company believes that they offer opportunities for significant growth. In addition, the Company believes that the ability to achieve cost-effective media penetration with relatively few restaurants, as well as the value orientation of these concepts, and the nature of the Company's customer base enhance the attractiveness of these markets. Areas identified by the Company as a "market" generally coincide with the DMA's established for those areas.

         In implementing its new unit expansion strategy, the Company may use a combination of franchised, market partner and Company-owned restaurants. (See "Item 1. Business--Market Partner Program.") The number of such restaurants developed in any period will vary. The Company believes that a mix of franchised, market partner and Company-owned restaurants would enable it to realize accelerated expansion opportunities, while maintaining majority or sole ownership of a significant number of restaurants. Generally the Company does not anticipate opening franchised, market partner and Company-owned restaurants within the same market. In seeking franchisees and market partners, the Company will continue to primarily target experienced multi-unit restaurant operators with knowledge of a particular geographic market and financial resources sufficient to execute the Company's development strategy. During 1998 the Company opened two market partner restaurants in Idaho. No new market partner openings are planned for 1999.

         In adding to its Company-owned restaurants, the Company anticipates it will continue to selectively acquire existing franchised restaurants. During fiscal 1998, the Company acquired the franchised restaurant in Kingsport, Tennessee.

         SELECTIVE ACQUISITIONS. The Company's third growth objective is to seek selective acquisitions that meet its growth goals of increasing penetration in existing markets and/or entering new markets. Following this strategic approach to growth the Company purchased 100% of the outstanding stock of Monterey's Acquisition Corp. ("MAC") on July 2, 1997. The Company purchased the shares of common stock of MAC for $4.0 million, paid off outstanding debt and accrued interest totaling $7.1 million and funded various other agreed upon items approximating $500,000. The transaction was funded using cash on hand of approximately $3.0 million and funds available to the Company under its amended credit facility. At the time of acquisition, MAC owned and operated 26 restaurants in Texas and Oklahoma under the names "Monterey's Tex Mex Cafe", "Monterey's Little Mexico", and "Tortuga Cantina." The acquisition increased the Company's penetration in existing Texas markets and gave the Company effective penetration of the Tulsa, Oklahoma DMA. It also increased the number of Mexican dining formats for use at specific geographic locations.

         On January 14, 1999, the Company signed a definitive purchase agreement with the principals of La Senorita Restaurants, a Mexican restaurant chain operated in the state of Michigan. La Senorita operates five company-owned restaurants, and has four franchise restaurants. One of the franchise restaurants is owned by a general partnership in which the parent company has a 17.5% interest. In fiscal year 1998, the La Senorita chain had company-owned revenue of $7.5 million and total system revenue of $11.3 million. The Company expects to close on the purchase of La Senorita in the second quarter of fiscal 1999. The Company will use its existing line of credit with NationsBank of Texas to fund the La Senorita acquisition.



SITE SELECTION

         Execution of the expansion strategy requires locating, evaluating and securing adequate sites. Senior management devotes significant time and resources to analyzing each prospective site. Senior management has also created and utilizes a site selection committee, which reviews and approves each site to be developed. In addition, the Company conducts customer surveys to precisely define the demographic profile of the customer base of each of the Company's restaurant concepts. The Company's site selection criteria focus on:

         1) matching the customer profile of the respective restaurant concept to the profile of the population of the target local market;

         2) easy site accessibility, adequate parking, and prominent visibility of each site under consideration;

         3)     the site's strategic location within the marketplace;

         4) the site's proximity to the major concentration of shopping centers within the market;

         5) the site's proximity to a large employment base to support the lunch segment; and

         6)     the impact of competition from other restaurants in the market.


         The Company believes that a sufficient number of suitable sites are available for Company, market partner and franchise development in existing markets. Based on its current planning and market information, the Company expects to open approximately five Company-owned restaurants in 1999 and believes that its franchisees will open approximately one to two additional restaurants. In addition, the Company will acquire five company-own restaurants and four franchise restaurants when the La Senorita transaction is completed in the second quarter of fiscal 1999. The Company has purchased or otherwise secured real estate for three of its targeted 1999 openings. The Company is also in the process of negotiating three letters of intent for properties to be developed in Texas and Oklahoma markets. The anticipated total investment for a 4,200 to 5,600 square foot restaurant, including land, building, equipment, signage, site work, furniture, fixtures and decor ranges between $950,000 and $1,700,000 (includes capitalized lease value). Additionally, training and other pre-opening costs are anticipated to approximate $35,000. The cost of developing and operating a Company restaurant can vary based upon fluctuations in land acquisition and site improvement costs, construction costs in various markets, the size of the particular restaurant and other factors. Although the Company anticipates that development costs associated with near-term restaurants will range between $950,000 and $1,700,000, there can be no assurance of this. Where possible, the Company uses build to suit or sale and leaseback transactions to reduce its cash investment to less than $500,000 per location.

         The Company's ability to open the number of restaurants contemplated by its expansion plans is subject to certain risks. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

RESTAURANT OPERATIONS

         MANAGEMENT AND EMPLOYEES. The management staff of each restaurant is responsible for managing the restaurant's operations. Each Company-owned restaurant operates with a general manager, one or more assistant managers and a kitchen manager or a chef. Including managers, restaurants have an average of 50 full-time and part-time employees. The Company historically has spent considerable effort developing its employees, allowing it to promote from within. As an additional incentive to its restaurant management personnel, the Company has a bonus plan in which restaurant managers can receive monthly bonuses based on a percentage of their restaurants' controllable profits.

         The Company's regional supervisors, who report directly to the Company's Directors of Operation, offer support to the store managers. Each supervisor is eligible for a monthly bonus based on a percentage of controllable profits of the stores under their control.

         As of January 3, 1999, the Company employed approximately 1,900 people, of whom 1,867 were restaurant personnel at the Company-owned restaurants and 33 were corporate personnel. The Company considers its employee relations to be good. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company's employees are not covered by a collective bargaining agreement.

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

         MARKETING AND ADVERTISING. The Company believes that when media penetration is achieved in a particular market, investments in radio and television advertising can generate significant increases in revenues in a cost-effective manner. During fiscal 1998, the Company spent approximately 3.1% of restaurant revenues on various forms of advertising. For fiscal 1999, the Company expects to spend approximately 3.0% of restaurant revenues on advertising. Besides radio and television, the Company makes use of in-store promotions, involvement in community activities, and customer word-of-mouth to maintain their performance. Achieving effective media penetration in each market which it enters is a key component of the Company's expansion strategy.

         PURCHASING. The Company strives to obtain consistent quality products at competitive prices from reliable sources. The Company works with its distributors and other purveyors to ensure the integrity, quality, price and availability of the various raw ingredients. The Company researches and tests various products in an effort to maintain quality and to be responsive to changing customer tastes. The Company operates a centralized purchasing system that is utilized by all of the Company-owned restaurants and is available to the Company's franchisees. Under the Company's franchise agreement, if a franchisee wishes to purchase from a supplier other than a currently approved supplier, it must first submit the products and supplier to the Company for approval. Regardless of the purchase source, all purchases must comply with the Company's product specifications. The Company's ability to maintain consistent product quality throughout its operations depends upon acquiring specified food products and supplies from reliable sources. Management believes that all essential food and beverage products are available from other qualified sources at competitive prices.

FRANCHISING

         The Company currently has 14 franchisees operating a total of 32 restaurants. In 1998 the Company's franchisees opened two restaurants and closed two restaurants. The Company also purchased one franchise restaurant and sold one restaurant to a franchisee. As of March 17, 1999, one franchise restaurant is under construction, and another site is owned and approved for development. Franchising allows the Company to expand the number of stores and penetrate markets more quickly and with less capital than developing Company-owned stores. Franchisees are selected on the basis of various factors, including business background, experience and financial resources. In seeking new franchisees, the Company targets experienced multi-unit restaurant operators with knowledge of a particular geographic market and financial resources sufficient to execute the Company's development schedule. Under the current franchise agreement, franchisees are required to operate their stores in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. In addition, franchisees are required to purchase, directly from the Company or its authorized agent, spice packages for use in the preparation of certain menu items, and must purchase certain other items from approved suppliers unless written consent is received from the Company.

         FRANCHISE AGREEMENTS. The Company enters into a franchise agreement with each franchisee which grants the franchisee the right to develop a single store within a specific territory at a site approved by the Company. The franchisee will have limited exclusive rights within the territory. Under the Company's current standard franchise agreement, the franchisee is required to pay a franchise fee of $25,000 per restaurant. The current standard franchise agreement provides for an initial term of 15 years (with a limited renewal option) and payment of a royalty of 3% to 5% of gross sales. The termination dates of the Company's franchise agreements with its existing franchisees currently range from 1999 to 2015.

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

         AREA DEVELOPERS. The area development agreement is an extension of the standard franchise agreement. The area development agreement provides area developers with the right to execute more than one franchise agreement in accordance with a fixed development schedule. Restaurants established under these agreements must be located in a specific territory in which the area developer will have limited exclusive rights. Area developers pay an initial development fee generally equal to the total initial franchise fee for the first franchise agreement to be executed pursuant to the development schedule plus 10% of the initial franchise fee for each additional franchise agreement to be executed pursuant to the development schedule. Generally the initial development fee is not refundable, but will be applied in the proportions described above to the initial franchise fee payable for each franchise agreement executed pursuant to the development schedule. New area developers will pay monthly royalties for all restaurants established under such franchise agreements on a declining scale generally ranging from 5% of gross sales for the initial restaurant to 3% of gross sales for the fourth restaurant and thereafter as additional restaurants are developed. It is intended that area development agreements will not be assignable without the prior written consent of the Company. The Company will retain rights of first refusal with respect to proposed sales of restaurants by the area developers. Area developers are not permitted to compete with the Company. If an area developer fails to meet its development schedule obligations, the Company can, among other things, terminate the area development agreement or modify the territory in the agreement. The Company is not currently seeking new area developers. The Company currently has two area developers operating a total of twelve restautants.

MARKET PARTNER PROGRAM

         The Company has developed a market partner program whereby the Company will form a partnership agreement with an individual to build a number of Company-owned restaurants. In return for site selection work, training, supervising and other operational activities, the market partner will receive 10% of the cash flow of each restaurant that it opens. The Company, as a 90% partner, will fund the majority of the costs associated with constructing and opening each restaurant and will provide administrative and accounting support. The Company has entered into agreements with one market partner in Idaho. This market partner has opened four restaurants. One restaurant developed by this market partner, in Pocatello, Idaho, has been closed. As with franchising, the market partner program will allow the Company to expand the number of stores and penetrate markets more quickly than it could with only 100% Company-owned units. The partnership entity will be required to sign the Company's standard franchise agreement. Other than the payment of royalties, which will be at a rate less than stipulated in the standard franchise agreement, the partnership entity will be subject to all criteria contained within the franchise agreement.

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

TRADEMARKS, SERVICE MARKS AND TRADE DRESS

         The Company believes its trademark, service marks and trade dress have significant value and are important to its marketing efforts. It has registered the trademarks for "Casa Ole", "Casa Ole Mexican Restaurant", "Monterey's Tex-Mex Cafe", "Monterey's Little Mexico" and "Tortuga Cantina" with the U.S. Patent Office.

ITEM 2.    PROPERTIES

         Casa Ole's executive offices are located in approximately 5,000 square feet of office space in Houston, Texas. The offices are currently leased by the Company from CO Properties No. 3, a Texas partnership owned by Larry N. Forehand and Michael D. Domec, under a gross lease (where the landlord pays utilities and property taxes) expiring in May 1999, with rental payments of $5,000 per month. The Company is planning on exercising a one year renewal option. See "Notes to Consolidated Financial Statements--Related Party Transactions." The Company believes that its properties are suitable and adequate for its operations.

         The Company owns the land and buildings on four restaurant locations with the balance of locations on leased sites. Two of the owned restaurants are currently being processed with Franchise Finance Corporation of America ("FFCA") for sale and lease back. Another owned restaurant and site are under contract for sale for approximately $1.1 million to the State of Texas. This sale is expected to close in the second quarter of 1999, and the Company will continue to operate the restaurant at the site through the end of fiscal year 1999. The fourth owned restaurant was closed in fiscal 1997 and is currently for sale. Real estate leased for Company-owned restaurants is typically leased under triple net leases that require the Company to pay real estate taxes and utilities, to maintain insurance with respect to the premises and in certain cases to pay contingent rent based on sales in excess of specified amounts. Generally the non-mall locations for the Company-owned restaurants have initial terms of 10 to 20 years with renewal options.

RESTAURANT LOCATIONS

         At January 3, 1999, the Company's system of company-operated, franchised and joint venture (market partner) restaurants included 79 restaurants. As of such date, the Company operated, franchised and had market partner arrangements with respect to Casa Ole restaurants in the States of Texas, Louisiana and Idaho. As of such date, the Company operated Monterey's Tex-Mex Cafe and Monterey's Little Mexico restaurants in the States of Texas and Oklahoma, and Tortuga Cantina restaurants in the State of Texas. The Company's portfolio of restaurants is summarized below:


                  CASA OLE
                  --------
                           Company-operated                   1 Owned
                                                             17 Leased

                           Franchised                        32
                           Market Partner                     3 Leased
                                                             --
                                    TOTAL                    53
                                                             ==

                  MONTEREY'S TEX-MEX CAFE
                  -----------------------
                           Company-operated                  12 Leased
                                                             --
                                    TOTAL                    12
                                                             ==
                  MONTEREY'S LITTLE MEXICO
                  ------------------------
                           Company-operated                   9 Leased
                                                             --
                                    TOTAL                     9
                                                             ==
                  TORTUGA CANTINA
                  ---------------
                           Company-operated                   1 Owned
                                                              4 Leased
                                                             --
                                    TOTAL                     5
                                                             ==

                                    GRAND TOTAL              79
                                                             ==

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended January 3, 1999.

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

                                                                              HIGH               LOW
                                                                              ----               ---
           FISCAL YEAR 1996:
                First Quarter (ended April 19, 1996).......................      N/A                N/A
                Second Quarter (ended July 12, 1996).......................   15 1/4             13 3/8
                Third Quarter (ended October 4, 1996)......................   14 1/8             12 7/8
                Fourth Quarter (ended December 27, 1996)...................   13 1/2              8 3/4


           FISCAL YEAR 1997:
                First Quarter (ended April 18, 1997).......................        9              8 7/8
                Second Quarter (ended July 11, 1997).......................        9              8 5/8
                Third Quarter (ended October 3, 1997)......................  6 13/16              6 3/4
                Fourth Quarter (ended December 26, 1997)...................    3 3/4              3 1/2

           FISCAL YEAR 1998:
                First Quarter (ended March 29, 1998).......................    4 7/8              3 3/4
                Second Quarter (ended June 28, 1998).......................    5 7/8              4 3/4
                Third Quarter (ended September 27, 1998)...................    5 3/8                  4
                Fourth Quarter (ended January 3, 1998).....................   5 1/16                  4

           FISCAL YEAR 1999:
                First Quarter (through March 17, 1999).....................    4 1/2             3 7/16

         As of March 17, 1999, the Company estimates that there were approximately 600 beneficial owners of the Company's Common Stock, represented by approximately 27 holders of record.

         Since its 1996 initial public offering, the Company has not paid cash dividends on its Common Stock. The Company intends to retain earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends on the Common Stock for the foreseeable future. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. In addition, the Company's current credit agreement prohibits the payment of any cash dividends.

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

ITEM 6.    SELECTED FINANCIAL DATA

         Balance sheet data as of December 30, 1994, December 29, 1995, December 27, 1996, December 28, 1997 and January 3, 1999, and income statement data for the fiscal years then ended have been derived from combined and consolidated financial statements audited by KPMG LLP, independent certified public accountants. The selected unaudited pro forma financial information presented below is for informational purposes only and may not necessarily be indicative of the results of operations and financial position of the Company as they may be in the future. The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Consolidated Financial Statements and the Notes thereto included in Item 8. hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. hereof.

                                                                              FISCAL YEARS
                                             -----------------------------------------------------------------------------
                                               1994              1995             1996              1997           1998(1)
                                             --------           -------          -------           -------         -------
                                                            (Dollars in thousands, except per share amounts)
INCOME STATEMENT DATA(2):
Revenues:
  Restaurant sales........................    $17,420           $16,691          $17,574           $34,301         $47,000
  Franchise fees and royalties............        952               999              891             1,029           1,120
                                             --------           -------          -------           -------         -------
         Total revenues...................     18,372            17,690           18,465            35,330          48,120
                                             --------           -------          -------           -------         -------
Costs and expenses:
  Cost of sales...........................      4,427             4,199            4,208             8,954          12,899
  Restaurant operating expenses...........     10,264             9,791            9,609            19,231          25,611
  General and administrative..............      2,222             1,987            2,081             3,632           4,429
  Depreciation and amortization...........        342               266              208             1,245           1,654
  Restaurant closure costs................        265                --               --               433              --
                                             --------           -------          -------           -------         -------

         Total costs and expenses.........     17,520            16,243           16,106            33,495          44,593
                                             --------           -------          -------           -------         -------
Operating income..........................        852             1,447            2,359             1,836           3,527
Other income (expense)....................        143                32              367              (171)           (385)
                                             --------           -------          -------           -------         -------

Income before income tax expense..........   $    995           $ 1,479          $ 2,726           $ 1,665         $ 3,142
                                             ========           =======          =======           =======         =======

Extraordinary item........................   $     --           $    --          $    --           $    --         $    40
                                             ========           =======          =======           =======         =======

Net income................................   $    927           $ 1,404          $ 1,868           $ 1,015         $ 1,973
                                             ========           =======          =======           =======         =======

Pro forma net income (3)..................                      $ 1,449          $ 1,819
                                                                =======          =======

Net income per share (diluted) (4)........                      $  0.52          $  0.53           $  0.28         $  0.55
                                                                =======          =======           =======         =======


                                                     FISCAL YEARS
                                  -----------------------------------------------------
                                    1994      1995       1996       1997       1998(1)
                                  --------   -------    -------    -------     --------
                                    (Dollars in thousands, except per share amounts)
BALANCE SHEET DATA:
Working capital ...............   $    134   $    618   $  6,857   $ (2,023)   $ (1,047)
Total assets ..................   $  2,890   $  2,858   $ 12,146   $ 26,508    $ 23,421
Long-term debt, less
  current portion .............   $     82   $     62   $     --   $ 10,107    $  2,870
Total stockholders' equity ....   $  1,614   $  1,934   $ 10,720   $ 11,735    $ 13,559

---------------

(1) The fiscal year 1998 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

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

                                                      FISCAL YEARS
                                  ----------------------------------------------------

                                   1994       1995        1996       1997       1998
                                  -------    -------    --------   --------   --------
Revenues ......................   $ 1,199    $   432    $     --   $     --   $     --
Restaurant closure costs ......      (265)        --          --         --         --
Net loss ......................      (511)      (194)                    --         --

(3) For fiscal 1995, the unaudited pro forma income statement data reflect adjustments to eliminate historical executive compensation for Larry N. and Robert L. Forehand ($470,000) and related party expense arrangements ($679,000), and to add salaries of new management ($329,000) to conform to compensation arrangements applicable subsequent to the Company's initial public offering. For fiscal 1996, the unaudited pro forma income statement data reflect adjustments to eliminate executive compensation for Larry N. and Robert L. Forehand ($126,500) and related party expense arrangements ($35,200) through the date of the Company's initial public offering. Elimination of costs related to executive compensation and other related party arrangements are necessary adjustments as these costs were primarily income distribution techniques used by the S corporation owners. Also, an adjustment has been made to reflect federal and state income taxes (at an assumed rate of 37%) that would have been paid had the Company been taxed as a C corporation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

(4) For fiscal 1995, the computation of unaudited pro forma net income per share is based upon 2,732,705 weighted average shares of Common Stock outstanding issued to the shareholders of the 13 corporations that were party to the reorganization and 60,411 shares assumed to be issued at an initial public offering price of $11.00 per share (after deducting the estimated underwriting discount), to fund S corporation distributions of approximately $618,000. For fiscal 1996, it was assumed that the number of shares up to the date of the public offering were the same as weighted average shares outstanding for fiscal 1995. Basic income per share for fiscal 1996 is $0.54.


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

         The Company's audited financial statements for each of the 1994 and 1995 fiscal years include the results of operations of four restaurants that were closed prior to the Company's public offering. These restaurants did not conform to the Company's operating model at the time of the offering in one or more important respects (such as location demographics, exterior identification or menu format) or were operated by persons other than shareholders of the Company (the "Non-contributed Restaurants"). Although the operations of the Non-contributed Restaurants affected the Company's results of operations in each of those prior fiscal years, the majority of the costs associated with the closure of these restaurants impacted fiscal 1993 and fiscal 1994. Two Non-contributed Restaurants were closed during each of fiscal 1994 and fiscal 1995. The Non-contributed Restaurants located in Abilene and Midland were managed by persons other than the shareholders of the prior corporations, and the Midland restaurant lacked the signage and other elements of the exterior decor associated with the Casa Ole concept. The other Non-contributed Restaurants, located in Lubbock and The Woodlands, were in-line shopping center locations. The Midland restaurant also featured an upscale menu, while The Woodlands restaurant was located in an affluent suburb of Houston.

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

FISCAL YEAR

         The Company has a 52/53 week fiscal year ending on a Sunday nearest December 31, 1998. References in this Report to fiscal 1996, 1997 and 1998 relate to the periods ended December 27, 1996 and December 28, 1997 and January 3, 1999, respectively. Fiscal years 1996 and 1997 presented herein consisted of 52 weeks. Fiscal year 1998 consisted of 53 weeks.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

         REVENUES. Fiscal 1998 revenues increased $12.8 million or 36.2% to $48.1 million. Restaurant sales increased $12.7 million or 37.0% to 47.0 million, reflecting the full year results of MAC. On a comparable basis, total system sales at restaurants operating in both fiscal years ("same-stores") were up 2.44%. Franchise-owned same-stores sales were up 4.76%. Company-owned same-store sales were up 0.6%. Restaurant sales were adversely impacted by the opening and operation of a Texas Casa Ole franchise restaurant by a director and franchisee of the Company. Fiscal 1998 sales at two nearby Company-owned stores decreased by approximately $700,000 from fiscal 1997. The Company estimates that the Company's after tax net income was reduced by $193,000 (after offsetting franchise income) or $0.05 on a per share basis.

         Franchise fees and royalties increased 8.9% despite two fewer franchise restaurants compared with fiscal 1997. The increase was attributable to greater same-store sales.

         COSTS AND EXPENSES. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased 130 basis points to 27.4% compared with 26.1% in fiscal 1997. The increase is attributable in part to an increase in the proportion of MAC restaurants, which have a higher average cost of sales than the Casa Ole restaurants. Also contributing to the increase is the new emphasis placed on value perception within the Casa Ole concept, achieved primarily by increasing portion sizes. And finally, the cost of cheese and poultry impacted food cost approximately 100 basis points during fiscal year 1998.

          Labor and other related expenses decreased 70 basis points to 33.0% compared with 33.7% in fiscal 1997. This decrease is due in part to the closure of three under-performing restaurants and the sale of two other restaurants. Further, the Company improved employee utilization in most operating restaurants.

         Restaurant operating expenses decreased 90 basis points to 21.5% compared with 22.4% in fiscal 1997. The improvements in restaurant operating expenses are primarily due to cost cutting measures made throughout the store system, especially in restaurants opened since the initial public offering. Rent expense increased on a comparable basis due to the sale leaseback transaction. The increase in rent expense was offset by a reduction in interest and depreciation expense. Again, the closure of three under-performing restaurants and the sale of two other restaurants helped to improve overall operating margins.

         General and administrative expenses (G&A) decreased 110 basis points to 9.2% compared with 10.3% in fiscal 1997. Fiscal 1997 included $241,000 in special charges related to severance agreements and acquisitions, $60,000 of which was recovered in fiscal 1998. On an adjusted basis, fiscal 1998 would have been 9.3% versus 9.6% for fiscal 1997.

         Depreciation and amortization decreased 40 basis points to 2.7% compared with 3.1% in fiscal 1997. This decrease is the primary result of the sale-leaseback transaction involving the sale and leaseback of land, building and improvements of 13 company-owned restaurants. The leases are classified as operating leases. Also, effective the beginning of fiscal 1998, the Company changed its estimate of useful lives of certain recently acquired fixed assets , primarily those belonging to MAC. The purpose of the change was to bring the asset lives of Casa Ole and MAC into conformity with each other and with industry norms.

         Pre-opening costs increased 40 basis points to 0.8% compared with 0.4% in fiscal 1997. Approximately half the increase is due to the adoption of AICPA Statement of Position 98-5, "Reporting on the costs of Start-up Activities" ("SOP 98-5"), which requires that costs of start-up activities be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. In fiscal 1997, pre-opening costs were deferred and amortized over one-year. Pre-opening costs consists primarily of hiring and training employees associated with the opening of a new restaurant.

         OTHER INCOME (EXPENSE). Net other expense increased 30 basis points to 0.8% compared with 0.5% in fiscal 1997. Interest income decreased $99,906 to $41,817. The decrease was due to the constant reduction in interest income as the proceeds from the 1996 initial public offering were used for construction projects and debt was incurred related to the acquisition of MAC. Interest expense increased $72,545 to $524,413. Although debt was substantially reduced on June 25, 1998 from the $11.5 million sale-leaseback proceeds, the average debt balance in fiscal 1998 was higher than the average debt balance in fiscal 1997.

         INCOME TAX EXPENSE. The Company's effective tax rate for fiscal 1998 was 38.5%, which is approximately the expected federal and state rates of 34% and 4.5%, respectively.



FISCAL 1997 COMPARED TO FISCAL 1996

         REVENUES. Fiscal 1997 revenues increased $16.8 million or 91.3% to $35.3 million. Restaurant sales increased $16.7 million or 95.2% to $34.3 million. The increase was primarily due to the acquisition of MAC, which added $11.2 million in restaurant sales, and to new store development, which added approximately $5.4 million. Pro forma total system sales at restaurants operating in both fiscal years ("same-stores") were up 1.6%. Franchise-owned same-stores sales were up 2.9%. And pro forma company-owned same-store sales were up 0.5%.

         Franchise fees and royalties increased $138,443 or 15.5% to $1.0 million. The increase is due to the addition of three new franchise restaurants along with increased revenues of marketing materials (primarily menus and promotional items) to the franchise sytem.

         COSTS AND EXPENSES. Cost of sales, which consists of food, beverage, liquor, paper and supplies, increased 220 basis points to 26.1% compared with 23.9% in fiscal 1996. This increase is attributable to an increase in the proportion of MAC units, which have a higher average cost of sales than Casa Ole units.

         Labor and other related expenses increased 70 basis points to 33.7% compared with 33.0% in fiscal 1996. Much of the increase resulted from an increase in the statutory minimum wage rate. Further, several of the new restaurants developed since the initial public offering have experienced higher than average labor expenses.

         Restaurant operating expenses, which includes rent, utilities, repair and maintenance and advertising, increased 70 basis points to 22.4% compared with 21.72% in fiscal 1996. Again, several of the new restaurants developed since the initial public offering have experienced higher than average restaurant operating expenses.

         General and administrative expenses (G&A) decreased 100 basis points to 10.3% compared with 11.3% in fiscal 1996. Excluding the impact of MAC, general and administrative expenses increased $830,000 over fiscal 1996. $241,000 of the increase was related to special charges for severance packages, costs incurred in an unsuccessful acquisition attempt and the write down of the Company's investment in a franchise restaurant. Relocation, training, and recruitment expenses accounted for an additional $200,000 of the increase. Additionally, increases in professional and legal expenses accounted for $162,000 of the increase.

         Depreciation and amortization expense increased 200 basis points to 3.1% compared with 1.1% fiscal 1996. This increase was primarily due to the MAC acquisition. Further, eight new Casa Ole restaurants have been added since the initial public offering in 1996, the first opening in October of 1996. With the exception of one long-term land lease, all new stores are owned by the Company.

         Pre-opening costs increased 40 basis points to 0.4% compared with a negligible cost in fiscal 1996.

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


LIQUIDITY AND CAPITAL RESOURCES


         The Company met fiscal 1998 capital requirements with cash generated by operations and with draws on its credit facilities. In fiscal 1998, the Company's operations generated approximately $2.1 million in cash, as compared with $2.6 million in fiscal 1997 and $2.4 million in fiscal 1996. Due to a gain on the sale-leaseback transaction, approximately $1.0 million was paid in federal taxes in the third quarter of fiscal 1998. As of January 3, 1999, the Company had a working capital deficit of approximately $1.0 million, compared with a working capital deficit of approximately $2.0 million at December 28, 1997. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

         The Company's principal capital requirements are the funding of new restaurant development or acquisitions and remodeling of older units. During fiscal 1998, capital expenditures on property, plant and equipment were approximately $5.7 million as compared to approximately $8.3 million for fiscal 1997. The Company constructed and opened three new restaurants, purchased or otherwise secured three real estate sites, acquired a franchise restaurant and remodeled sixteen of the older restaurants. Opening additional Company-owned restaurants is a key component of its expansion strategy, and management plans to open a combination of five Company-owned restaurants during the balance of fiscal 1999. Currently the Company has three restaurants under construction and two sites close to contract. The estimated capital needed for such 1999 openings, along with preparing for 2000 openings and for general corporate purposes, including the remodel of an estimated seven restaurants, is approximately $8.2 million. This estimate is based upon an anticipated range of investments, from as low as $950,000 up to $1.7 million per restaurant. Approximately $350,000 is anticipated to represent furniture, fixtures and equipment and approximately $35,000 represents training and pre-opening expenses, and is inclusive of the capitalized cost of leasing or acquiring real estate. This estimate, however, does not include any amounts related to any significant acquisitions.

         On June 25, 1998, the Company completed an $11.5 million sale-leaseback transaction with Franchise Finance Corporation of America ("FFCA"). The transaction resulted in a gain of approximately $3.5 million, which will be deferred and amortized over 15 years. The 13 properties sold will be leased-back from FFCA for a minimum of 15 years with five 5-year options to renew. The proceeds from the sale-leaseback transaction were used to pay down most of the Company's outstanding debt with NationsBank of Texas ($5.2 million term note and $5.4 million revolving line of note). Separately, the Company negotiated with FFCA a $14.5 million forward commitment to finance up to 12 new restaurants.

         During fiscal 1998, the Company amended its credit facility with NationsBank of Texas, NA. The terms of the amended credit facility are similar to those in the original facility; however, the facility was reduced from a $13.0 million term and revolving credit facility to a $9.0 million revolving line of credit. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.35% on the unused portion of the revolver from the date of the credit agreement. Within the terms of the credit agreement, the Company must meet certain financial covenants. The revolving line may be used for the pending acquisition of La Senorita, construction of new units and other working capital needs. At January 3, 1999, the Company had $ 2.9 million outstanding under the revolver.

         On January 14, 1999, the Company signed a definitive agreement with the owners of La Senorita Restaurants to acquire the operations of the five company-owned restaurants, a general partnership interest in a sixth restaurant, and all the rights to the La Senorita franchise system. The purchase price to be paid is approximately $4.0 million in cash to be funded with the Company's revolving line of credit with NationsBank. The Company expects the transaction to close in the second quarter of fiscal year 1999 pending the transfer of liquor licenses.

         In addition to developing new restaurants, the Company intends to search for selective acquisitions of existing Mexican restaurant chains.

         The Company's management believes that with its sale leaseback forward commitments with FFCA, along with operating cash flow and the Company's revolving line of credit with NationsBank, cash flow will be sufficient to meet operating requirements and to finance expansion plans (exclusive of any significant acquisitions) through the end of the 2000 fiscal year.

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

         ACCELERATING GROWTH STRATEGY. The Company's ability to expand by adding Company-owned, market partner and franchised restaurants and acquisitions will depend on a number of factors, including the availability of suitable locations, the ability to hire, train and retain an adequate number of experienced management and hourly employees, the availability of acceptable lease terms and adequate financing, timely construction of restaurants, the ability to obtain various government permits and licenses and other factors, some of which are beyond the control of the Company, its franchisees and market partners. The opening of additional franchised restaurants will depend, in part, upon the ability of existing and future franchisees to obtain financing or investment capital adequate to meet their market development obligations. There can be no assurance that the Company will be able to open the number of restaurants it currently plans to open or that new restaurants can be operated profitably. In addition, the Company intends to expand into new geographic markets in which it has no operating experience and in which Mexican and Tex-Mex food restaurants are less prevalent than in Texas. Consumer tastes vary from region to region in the United States, and there can be no assurance that customers located in the regions of the United States into which the Company intends to expand will be as receptive to Mexican and Tex-Mex food or the Casa Ole concept as those customers in its existing markets. There can be no assurance as to the success of the Company's efforts to expand into other geographic regions or that the cost of such efforts will not have a material adverse effect on the Company's results of operations or financial condition.

         SMALL RESTAURANT BASE AND GEOGRAPHIC CONCENTRATION. The results achieved to date by the Company's relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a more geographically dispersed area. Because of the Company's relatively small restaurant base, an unsuccessful new restaurant could have a more significant effect on the Company's results of operations than would be the case in a company owning more restaurants. Additionally, given the Company's present geographic concentration (all Company-owned units are currently in Texas, Oklahoma and Tennessee; market partner restaurants in Idaho), results of operations may be adversely affected by economic or other conditions in the region and adverse publicity relating to the Company's restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

         CONTROL OF THE COMPANY BY MANAGEMENT. Approximately 35.8% of the Common Stock and rights to acquire Common Stock of the Company are beneficially owned or held by Larry N. Forehand, Michael D. Domec, Louis P. Neeb and John C. Textor, directors and/or executive officers of the Company.

         SHARES ELIGIBLE FOR FUTURE SALE AND STOCK PRICE. Sales of substantial amounts of shares in the public market could adversely affect the market price of the Common Stock. The Company currently has 3,597,705 shares of Common Stock outstanding. The Company has granted limited registration rights to holders of warrants granted by the Company and Larry N. Forehand to Louis P. Neeb, Tex-Mex Partners, L.C. and Stacy M. Riffe (a former officer of the Company) to register the 880,766 underlying shares of Common Stock covered by such warrants in connection with registrations otherwise undertaken by the Company. In any event, the market price of the Common Stock could be subject to significant fluctuations in response to the Company's operating results and other factors.

         COMPETITION. The restaurant industry is intensely competitive. The Company competes against other family dining concepts, as well as quick service and casual dining concepts, for customers, employees, franchisees and market partners. See "Item 1. Business--Competition."

         YEAR 2000. The term "Year 2000" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery and equipment as the year 2000 is approached and thereafter. These problems generally arise from the fact that much of the world's computer hardware and software historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's."

         Risks Presented by Year 2000 Problems. To operate its businesses, the Company relies upon government agencies, utility companies, telecommunications companies, suppliers and other third party service providers over which it can assert little control. The Company's ability to conduct its business is dependent upon the ability of these third parties to avoid Year 2000 related disruption. If they do not adequately address their Year 2000 issues, the Company's business may be materially affected which could result in a materially adverse effect on the Company's results of operations and financial condition. As a result of the Company's ongoing assessment, the Company may identify additional areas of its business that are at risk of Year 2000 disruption. The Company is currently assessing the extent to which its operations are vulnerable should these third parties fail to remediate their systems properly.

         The Company's State of Readiness. The Company has reviewed Year 2000 compliance and has attempted to determine the Year 2000 readiness of third parties such as government agencies, utility companies, telecommunication companies, suppliers and other "non-technology" third party vendors.

         In fiscal year 1998, the Company reached a decision to continue to outsource its accounting processes. The new outsourcing group has set up an accounting department on the premises of the Company and has installed new computer hardware and software that is Year 2000 compliant. Further, the Company has reviewed its information and other systems and is currently in the process of modifying those systems that are not Year 2000 compliant. The Company believes that all of its internal systems will be Year 2000 compliant on or before December 31, 1999.

         Costs to Address the Company's Year 2000 Issues. The Company expenses costs associated with its Year 2000 compliance program as the costs are incurred except for costs that the Company would otherwise capitalize (new software or hardware costs). The Company does not expect the costs associated with its Year 2000 compliance program to exceed $50,000 or to have a material adverse effect on its financial position or results of operations. The Company is unable to estimate the costs it may incur as a result of Year 2000 problems suffered by third parties with which it deals. The Company has surveyed its critical vendors, other than utilities and government agencies, and believes that each vendor will either be Year 2000 compliant by June, 1999 or, if not, suitable alternative suppliers that are Year 2000 compliant will be available. The Company believes that the most likely "worst case" scenario would be that the Company may not be able to process credit card transactions and/or experience delays in food and supply orders. Prior to resolution of such a problem, there are other manual procedures the Company could utilize in the event of a "worst case" scenario.

         The Company's Contingency Plans. The Company has not yet developed formal contingency plans specific to Year 2000 events for any specific area of business. The Company will develop specific Year 2000 contingency plans for such areas of business it determines are especially vulnerable to the Year 2000 problem by September 1999.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amounts outstanding at year-end, a 1% change in interest rates would change interest expense by $28,700.

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

                **10.39 Assignment of Lease and Consent to Assign, dated October 11, 1996, between Roy M. Smith and W.M. Bevly d/b/a Padre Staples Mall(landlord) and Pepe, Inc. d/b/a Casa Ole Restaurant and Cantina (tenant/assignor) and Jack Goodwin (guarantor) and Casa Ole No. 29, Inc., for property located at 1184 Padre Staples Mall, Corpus Christi, Texas (Casa Ole No. 36).

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

               **10.44 Employment Agreement by and between the Company and Curt Glowacki dated May 15, 1997.

               **10.45 Employment Agreement by and between the Company and Andrew J. Dennard dated May 20, 1997.

                +10.46    Form of Executive Officer Stock Purchase Letter.

                ++21.1 List of subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Company's Form S-1 Registration Statement Under the Securities Act of 1933, dated April 24,1996, filed by the Company with the Securities and Exchange Commission).

                 *23.1    Consent of KPMG LLP.

                 *24.1 Power of Attorney (included on the signature page to this Form 10-K).

                 *27.1    Financial Data Schedule.

              ------------

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

     (b)      Reports on Form 8-K

              There were no reports on Form 8-K during the last quarter of the period covered by this report.

                           CASA OLE RESTAURANTS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                               PAGE
                                                                                               ----
Report of Independent Auditors...............................................................   F-2

Consolidated Balance Sheets as of December 28, 1997 and January 3, 1999......................   F-3

Consolidated Statements of Income for each of the years in the three fiscal-year
  period ended January 3, 1999...............................................................   F-4

Consolidated Statements of Stockholders' Equity for each of the years in
  the three fiscal-year period ended January 3, 1999.........................................   F-5

Consolidated Statements of Cash Flows for each of the years in the three
  fiscal-year period ended January 3, 1999...................................................   F-6

Notes to Consolidated Financial Statements...................................................   F-7

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Casa Ole Restaurants, Inc.:


         We have audited the accompanying consolidated balance sheets of Casa Ole Restaurants, Inc. (the Company) as of December 28, 1997 and January 3, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three fiscal-year period ended January 3, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casa Ole Restaurants, Inc. as of December 28, 1997 and January 3, 1999, and the results of their operations and their cash flows for each of the years in the three fiscal-year period ended January 3, 1999, in conformity with generally accepted accounting principles.


KPMG LLP


Houston, Texas
March 8, 1999

                           CASA OLE RESTAURANTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                      DECEMBER 28, 1997 AND JANUARY 3, 1999

                                                                              FISCAL YEARS

                                                                          1997            1998
                                                                       ------------    ------------
ASSETS

Current assets:
  Cash and cash equivalents ........................................   $    986,024    $    462,847
  Royalties receivable .............................................        111,964          70,711
  Receivables from affiliates ......................................         13,000              --
  Other receivables ................................................        338,599         280,335
  Inventory ........................................................        423,237         459,260
  Taxes receivable .................................................        102,409         547,272
  Prepaid expenses .................................................        546,287         383,365
                                                                       ------------    ------------
         Total current assets ......................................      2,521,520       2,203,790
                                                                       ------------    ------------

Property, plant and equipment ......................................     21,748,741      18,568,632
  Less accumulated depreciation ....................................      4,450,221       4,526,005
                                                                       ------------    ------------
         Net property, plant and equipment .........................     17,298,520      14,042,627
Deferred tax assets ................................................        156,164         795,229
Other assets .......................................................      6,531,934       6,379,332
                                                                       ------------    ------------

                                                                       $ 26,508,138    $ 23,420,978
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt..............................   $  1,150,000    $         --
Accounts payable ...................................................      1,097,238       1,454,794
Accrued sales and liquor taxes .....................................        348,397         293,743
Accrued payroll and taxes ..........................................      1,121,011         803,256
Accrued expenses ...................................................        828,356         699,437
                                                                       ------------    ------------

         Total current liabilities .................................      4,545,002       3,251,230
                                                                       ------------    ------------

Long-term debt .....................................................     10,106,871       2,870,000
Other liabilities ..................................................        121,075         234,864
Deferred gain ......................................................             --       3,505,674

Stockholders' equity:
  Preferred stock, $.01 par value,
    1,000,000 shares authorized ....................................             --              --
  Capital stock, $0.01 par value, 20,000,000 shares
    authorized, 4,732,705 shares issued ............................         47,327          47,327
  Additional paid-in capital .......................................     20,685,610      20,537,076
  Retained earnings ................................................      2,352,253       4,324,807
Treasury stock, cost of 1,135,000 shares ...........................    (11,350,000)    (11,350,000)
                                                                       ------------    ------------
         Total stockholders' equity ................................     11,735,190      13,559,210
                                                                       ------------    ------------

                                                                       $ 26,508,138    $ 23,420,978
                                                                       ============    ============


          See accompanying notes to consolidated financial statements.

                           CASA OLE RESTAURANTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE FISCAL YEARS ENDED DECEMBER 27, 1996
                      DECEMBER 28, 1997 AND JANUARY 3, 1999



                                                                               FISCAL YEARS

                                                                 1996              1997              1998
                                                             ------------      ------------      ------------
Revenues:
  Restaurant sales .....................................     $ 17,573,911      $ 34,301,030      $ 46,999,835
  Franchise fees and royalties .........................          890,825         1,029,268         1,120,619
                                                             ------------      ------------      ------------
                                                               18,464,736        35,330,298        48,120,454
Costs and expenses (see note 8 for related party costs):
  Cost of sales ........................................        4,208,157         8,953,517        12,898,673
  Labor ................................................        5,802,352        11,555,208        15,503,584
  Restaurant operating expenses ........................        3,806,482         7,675,536        10,106,957
  General and administrative ...........................        2,081,161         3,632,405         4,429,375
  Depreciation and amortization ........................          201,778         1,101,273         1,292,394
  Pre-opening costs ....................................            6,354           143,430           362,189
  Restaurant closure costs .............................               --           433,173                --
                                                             ------------      ------------      ------------
                                                               16,106,284        33,494,542        44,593,172
                                                             ------------      ------------      ------------

         Operating income ..............................        2,358,452         1,835,756         3,527,282
                                                             ------------      ------------      ------------

Other income (expense):
  Interest income ......................................          271,057           141,723            41,817
  Interest expense .....................................          (17,402)         (451,868)         (524,413)
  Other, net ...........................................          114,232           139,588            97,718
                                                             ------------      ------------      ------------
                                                                  367,887          (170,557)         (384,878)
                                                             ------------      ------------      ------------
Income before income tax expense and extraordinary item         2,726,339         1,665,199         3,142,404
Income tax expense .....................................          858,153           650,398         1,209,825
                                                             ------------      ------------      ------------
Income before extraordinary item .......................        1,868,186         1,014,801         1,932,579
Extraordinary item (net of tax of $25,025) .............               --                --            39,975
                                                             ------------      ------------      ------------

         Net income ....................................     $  1,868,186      $  1,014,801      $  1,972,554
                                                             ============      ============      ============

Pro forma income statement data:
  Net income as reported ...............................     $  1,868,186      $  1,014,801      $  1,972,554
  Pro forma adjustments:
    Compensation and related party
      expense arrangements .............................          161,700                --                --
    Provision for income taxes .........................         (210,422)               --                --
                                                             ------------      ------------      ------------

  Pro forma net income .................................     $  1,819,464      $  1,014,801      $  1,972,554
                                                             ------------      ------------      ------------

Basic income per share (before extraordinary item) .....     $        .54      $        .28      $        .54
                                                             ============      ============      ============
Basic income per share (extraordinary item) ............     $         --      $         --      $        .01
                                                             ============      ============      ============
Basic income per share .................................     $        .54      $        .28      $        .55
                                                             ============      ============      ============

Diluted income per share (before extraordinary item) ...     $        .53      $        .28      $        .54
                                                             ============      ============      ============
Diluted income per share (extraordinary item) ..........     $         --      $         --      $        .01
                                                             ============      ============      ============

Diluted income per share ...............................     $        .53      $        .28      $        .55
                                                             ============      ============      ============



Weighted average number of shares (diluted) ............        3,403,906         3,601,902         3,600,429
                                                             ============      ============      ============




          See accompanying notes to consolidated financial statements.

                           CASA OLE RESTAURANTS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           FOR THE FISCAL YEARS ENDED
                      DECEMBER 27, 1996, DECEMBER 28, 1997
                               AND JANUARY 3, 1999



                                                           ADDITIONAL         RETAINED                             TOTAL
                                          CAPITAL           PAID-IN           EARNINGS          TREASURY        STOCKHOLDERS'
                                           STOCK            CAPITAL           (DEFICIT)          STOCK             EQUITY
                                        ------------      ------------      ------------      ------------      -------------
Balances at December 29, 1995 .....     $    141,660      $  2,069,922       $   (77,342)     $   (200,000)    $   1,934,240
  Net income ......................               --                --         1,868,186                --         1,868,186
  Issuance of common stock ........           20,000        21,980,000                --                --        22,000,000
  Offering costs and adjustments ..         (114,333)       (1,916,250)         (453,392)          200,000        (2,283,975)
  Warrants issued .................               --            35,977                --                --            35,977
  Treasury stock purchased ........               --                --                --       (11,350,000)      (11,350,000)
  Distributions paid ..............               --        (1,484,039)               --                --        (1,484,039)
                                        ------------      ------------      ------------      ------------      ------------

Balances at December 27, 1996 .....     $     47,327      $ 20,685,610      $  1,337,452      $(11,350,000)     $ 10,720,389
  Net income ......................               --                --         1,014,801                --         1,014,801
                                        ------------      ------------      ------------      ------------      ------------

Balances at December 28, 1997 .....     $     47,327      $ 20,685,610      $  2,352,253      $(11,350,000)     $ 11,735,190
 Warrants purchased ...............               --          (148,534)               --                --          (148,534)
  Net income ......................               --                --         1,972,554                --         1,972,554
                                        ------------      ------------      ------------      ------------      ------------
Balances at January 3, 1999 .......     $     47,327      $ 20,537,076      $  4,324,807      $(11,350,000)     $ 13,559,210
                                        ============      ============      ============      ============      ============





          See accompanying notes to consolidated financial statements.

                           CASA OLE RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE FISCAL YEARS ENDED DECEMBER 27, 1996,
                      DECEMBER 28, 1997 AND JANUARY 3, 1999


                                                                                                 FISCAL YEARS

                                                                                    1996              1997              1998
                                                                                ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................     $  1,868,186      $  1,014,801      $  1,972,554
Adjustments to reconcile net income to net
      cash provided by operating activities:
  Depreciation and amortization ...........................................          208,132         1,244,703         1,654,583
  Deferred gain amortization ..............................................               --                --          (116,634)
  Restaurant closure costs ................................................               --           433,173                --
  Gain on early extinguishment of debt ....................................               --                --           (39,975)
  Gain on sale of fixed assets ............................................           28,068                --            (7,188)
  Reserve for bad debts and note receivable write-offs ....................               --           112,500                --
  Deferred income taxes ...................................................           35,577            62,755          (639,065)
Changes in assets and liabilities, net of effects of acquisitions:
  Royalties receivable ....................................................           15,729           (31,710)           41,253
  Receivable from affiliates ..............................................           18,701             1,000            13,000
  Other receivables .......................................................         (161,733)           11,689           (90,270)
  Taxes receivable/payable ................................................               --          (102,409)         (469,888)
  Inventory ...............................................................          (37,033)          (33,169)          (43,819)
  Prepaids and other current assets .......................................         (176,122)         (240,579)         (134,502)
  Other assets ............................................................          (95,022)         (204,831)           (6,448)
  Accounts payable ........................................................          264,083            (8,064)          357,556
  Accrued expenses and other liabilities ..................................          370,113           302,369          (501,328)
  Deferred franchise fees and other long-term liabilities .................           42,500            21,235            93,789
                                                                                ------------      ------------      ------------
         Total adjustments ................................................          512,993         1,568,662           111,064
                                                                                ------------      ------------      ------------
         Net cash provided by operating activities ........................        2,381,179         2,583,463         2,083,618
                                                                                ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of acquisition, net of
         cash acquired ....................................................               --       (11,613,741)               --
Collection (issuance) of notes receivable .................................           38,964          (115,000)               --
Purchase of property, plant and equipment .................................       (2,764,152)       (8,338,660)       (5,665,556)
Sale (purchase) of marketable securities ..................................       (1,007,255)        1,007,255                --
Proceeds from sale of property, plant
    and equipment .........................................................            6,100           530,000        11,360,632
                                                                                ------------      ------------      ------------
         Net cash used in investing activities ............................       (3,726,343)      (18,530,146)        5,695,076
                                                                                ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of distributions ..................................................       (1,484,039)               --                --
Proceeds from minority partners' contributions ............................               --            41,000            20,000
Net borrowings under line of credit agreement .............................               --         4,990,204         2,247,153
Proceeds from issuance of long-term debt ..................................               --         6,000,000                --
Payments of notes payable .................................................         (157,079)         (517,802)      (10,569,024)
Proceeds from issuance of common stock ....................................       19,752,002                --                --
Purchase of treasury stock ................................................      (11,350,000)               --                --
                                                                                ------------      ------------      ------------
         Net cash provided by (used in)  financing activities .............        6,760,884        10,513,402        (8,301,871)
                                                                                ------------      ------------      ------------
         Increase (decrease) in cash and cash equivalents .................        5,415,720        (5,433,281)         (523,177)
Cash and cash equivalents at beginning of year ............................        1,003,585         6,419,305           986,024
                                                                                ------------      ------------      ------------
Cash and cash equivalents at end of year ..................................     $  6,419,305      $    986,024      $    462,847
                                                                                ============      ============      ============

                           CASA OLE RESTAURANTS, INC.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
    Interest ....................................................     $   24,051     $  327,933     $  692,763
    Income taxes ................................................        390,000      1,039,812      2,178,856
Non-cash financing activities:
    Exchange of equipment for note balance ......................         53,897         32,500        200,004
    Note issued for purchase of restaurant ......................             --        750,000             --
    Undeveloped site exchanged for purchase of restaurant .......             --             --        277,771
    Exchange of note for warrants ...............................             --             --        148,534




          See accompanying notes to consolidated financial statements.

                           CASA OLE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 27, 1996, DECEMBER 28, 1997 AND JANUARY 3, 1999


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

                                                        1996            1997
                                                    -----------     -----------
Revenues ......................................     $39,288,909     $45,951,299
Net income ....................................     $ 2,044,464     $ 1,257,838
Diluted income per share ......................     $      0.60     $      0.34

         The pro forma information does not purport to be indicative of results of operations which would have occurred had the acquisition been consummated on the date indicated or future results of operations.

         On January 14, 1999, the Company signed a definitive agreement with the owners of La Senorita Restaurants to acquire the operations of the five company-owned restaurants, a general partnership interest in a sixth restaurant, and all the rights to the La Senorita franchise system. The purchase price to be paid is approximately $4.0 million in cash. The Company expects the transaction to close in the second quarter of fiscal year 1999 pending the transfer of liquor licenses.

         (b) Principles of Consolidation

         The consolidated financial statements include the accounts of Casa Ole Restaurants, Inc. and its wholly owned subsidiaries, after elimination of all significant inter-company transactions. The Company owns and operates various Mexican restaurant concepts principally in Texas, Oklahoma, Idaho and Tennessee. The Company also franchises the Casa Ole concept principally in Texas and Louisiana.

         (c) Fiscal Year

         The Company maintains its accounting records on a 52/53 week fiscal year ending on the Sunday nearest December 31st. Fiscal years 1996 and 1997 consisted of 52 weeks. Fiscal year 1998 consisted of 53 weeks.

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

                           CASA OLE RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         (f)  Pre-opening Costs

         AICPA Statement of Position 98-5, "Reporting on the costs of Start-up Activities" ("SOP 98-5"), requires that costs of start-up activities be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Pre-opening costs primarily consists of hiring and training employees associated with the opening of a new restaurant. At January 3, 1999, the Company has no deferred start-up costs.


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

                  Buildings and improvements..................   20-40 years
                  Vehicles....................................       5 years
                  Equipment...................................    3-15 years
                  Leasehold improvements......................    3-20 years

         Significant expenditures that add materially to the utility or useful lives of property, plant and equipment are capitalized. All other maintenance and repair costs are charged to current operations. The cost and related accumulated depreciation of assets replaced, retired or otherwise disposed of are eliminated from the property accounts and any gain or loss is reflected as other income and expense. Recoverability of assets to be held is measurable by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of the asset. The Company recorded an impairment provision at December 28, 1997, in the amount of $433,173 relating to the impairment of assets at restaurants that have been closed. There were no such impairment costs during fiscal 1998.


         (h)  Other Assets

         At January 3, 1999, other assets included $6.3 million of goodwill, primarily resulting from the MAC acquisition. Goodwill is being amortized over 40 years, and accumulated amortization as of January 3, 1999 was $257,437. The Company assesses the recoverability of intangible assets by determining whether amortization of the asset balance over its remaining life can be recovered through undiscounted operating cash flows of the acquired operation. At the end of fiscal year 1998, the Company closed one location that had been previously purchased from a franchisee and wrote off approximately $50,000 in goodwill. The Company believes that no additional impairment of goodwill exists.

         (i)  Income Taxes

         Prior to the Company's reorganization, substantially all the companies had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been provided for these entities prior to the reorganization, as the shareholders of these entities have included the income on their personal income tax returns. Federal income taxes for the companies that are C corporations are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. State income taxes have been provided for all entities.

         The S corporation elections terminated on the effective date of the Company's initial public offering, April 24, 1996. Accordingly, a pro forma provision for federal and state income taxes, using a 37% effective tax rate, is presented as if the Company was taxed as a C corporation. Subsequent to the reorganization, federal income taxes are provided based on the asset and liability method of accounting pursuant to SFAS No. 109.

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

         Effective the first quarter of fiscal 1998, the Company changed its estimate of the useful lives of certain recently acquired fixed assets, primarily those belonging to MAC. The purpose of the change was to bring the asset lives of Casa Ole and MAC into conformity with each other and with industry norms. As a result of this change, net income was increased approximately $324,720 and basic and diluted earnings per share were increased approximately $0.09 from amounts that would have been reported had the change in lives not been made.

         (m) Reclassifications

         Certain reclassifications have been made to the 1997 and 1996 amounts to conform to the 1998 presentation.

(2)  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 28, 1997 and January 3, 1999 were as follows:

                                                                     1997           1998
                                                                 -----------     -----------
               Land ........................................     $ 4,303,341     $ 2,298,755
               Buildings and improvements ..................       5,034,043       1,107,494
               Vehicles ....................................          31,178          31,178
               Equipment and smallwares ....................       8,081,413       9,248,457
               Leasehold improvements ......................       3,886,569       4,755,219
               Construction in progress ....................         412,197       1,127,529
                                                                 -----------     -----------
                        Total ..............................     $21,748,741     $18,568,632
                                                                 ===========     ===========

(3)  LONG-TERM DEBT

         Long-term debt consists of the following at December 28, 1997 and January 3, 1999:

                                                                                                       1997            1998
                                                                                                    -----------     -----------
               NationsBank, Advised Guidance Loan Commitment ..................................     $ 5,666,666     $        --
               NationsBank, Revolving Line of Credit ..........................................       4,990,205       2,870,000
               Note payable to individual, interest at 6%, principal of $150,000 due each
                  January 2nd through 2001 ....................................................         600,000              --
                                                                                                    -----------     -----------

                        Total long-term debt ..................................................      11,256,871       2,870,000
               Less current installments ......................................................       1,150,000              --
                                                                                                    -----------     -----------
                        Long-term debt, excluding current installments ........................     $10,106,871     $ 2,870,000
                                                                                                    ===========     ===========

         In fiscal 1997, the Company purchased a franchise location in exchange for a $750,000 note. During the first quarter of fiscal 1998, the Company accepted an offer from the former franchisee to prepay the remaining $450,000 note balance for a discounted sum of $385,000, resulting in a gain, net of taxes, of $39,975.

         On June 25, 1998, the Company completed an $11.5 million sale-leaseback transaction with Franchise Finance Corporation of America ("FFCA"). The proceeds from the sale-leaseback transaction were used to pay down most of the Company's outstanding debt with Nationsbank of Texas ($5.2 million term note and $5.4 million revolving line note). The Company amended its credit facility with NationsBank of Texas. The terms of the amended credit facility are similar to those in the original facility; however, the facility was reduced from a $13.0 million term and revolving credit facility to a $9.0 million revolving line of credit that matures May 31, 2001 (unsecured except for the stock of subsidiaries). The interest rate is either the prime rate or LIBOR plus a stipulated percentage (7.75% as of January 3, 1999). The Company is subject to a non-use fee of 0.35% on the unused portion of the revolver from the date of the credit agreement. The terms of the agreement require the Company to meet certain financial covenants.

                           CASA OLE RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         Maturities on long-term debt are as follows:



               1999....................................................................      $       --
               2000....................................................................              --
               2001....................................................................       2,870,000
                                                                                             ----------
                                                                                             $2,870,000
                                                                                             ==========

(4)  INCOME TAXES

         The provision for income tax expense is summarized as follows for fiscal years 1996, 1997 and 1998:

                                                                    1996            1997            1998
                                                                 -----------     -----------     -----------
               Current:
                   Federal .................................     $   659,303     $   526,092     $ 1,607,346
                   State and local .........................         163,273          61,551         241,544
               Deferred ....................................          35,577          62,755        (639,065)
                                                                 -----------     -----------     -----------
                                                                 $   858,153     $   650,398     $ 1,209,825
                                                                 ===========     ===========     ===========

         The actual income tax expense differs from expected income tax expense by applying the U.S. federal corporate tax rate to income before income tax expense as follows:

                                                               1996            1997           1998
                                                            ----------      ----------     ----------
          Expected tax expense ........................     $  927,000      $  566,168     $1,068,417
          State tax expense, net ......................        107,773          40,624        100,036
          Non-deductible amortization .................             --          26,884         46,288
          Subchapter S corporation status .............       (205,156)             --             --
          Other .......................................         28,536          16,722         (4,916)
                                                            ----------      ----------     ----------
                                                            $  858,153      $  650,398     $1,209,825
                                                            ==========      ==========     ==========

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 28, 1997 and January 3, 1999 are as follows:

                                                               1997             1998
                                                            -----------      -----------
          Deferred tax assets:
            Sale-leaseback ............................     $        --      $ 1,297,099
            Depreciation differences ..................         339,147           38,705
            Asset impairments .........................         166,722               --
            Net operating loss carry forward ..........         157,758               --
            Accrued expenses ..........................         140,835           72,155
            Other .....................................          17,563           16,879
                                                            -----------      -----------
                                                            $   822,075      $ 1,424,838
                                                            ===========      ===========
          Deferred tax liabilities:
            Depreciation differences ..................     $        --      $        --
            Pre-opening costs .........................         (70,692)              --
            Prepaid expenses ..........................         (31,262)              --
            Other .....................................         (31,647)              --
                                                            -----------      -----------
                                                            $  (133,601)     $        --
                                                            ===========      ===========

            Net deferred taxes ........................         688,474        1,424,838
            Valuation allowance .......................        (532,311)        (629,609)
                                                            -----------      -----------
                                                            $   156,164      $   795,229
                                                            ===========      ===========


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

                           CASA OLE RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



(5)  COMMON STOCK, OPTIONS AND WARRANTS

         In April 1996, the Company completed an initial public offering of 2,000,000 shares of Common Stock. Immediately prior to the effectiveness of the Registration Statement, there was an exchange of shares by the shareholders of the prior corporations for proportional shares of the Company. Immediately following the closing of the initial public offering, the Company redeemed 1,135,000 shares held by Michael D. Domec for an aggregate $11.35 million.

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

         (b) Stock Option Plan for Non-Employee Directors

         The Company has adopted the Casa Ole Stock Option Plan for Non-Employee Directors (the "Directors Plan") for its outside directors and has reserved 100,000 shares of Common Stock for issuance thereunder. The Directors Plan provides that each outside director will automatically be granted an option to purchase 10,000 shares of Common Stock at the time of becoming a director. These options will be exercisable in 20% increments and will vest equally over the five-year period from the date of grant. Such options are priced at the fair market value at the time an individual is elected as a director. After his or her second annual meeting of the Company, each outside director automatically receives options to purchase 3,000 shares of Common Stock annually, exercisable at the fair market value of the Common Stock at the close of business on the date immediately preceding the date of grant. Such annual options will vest at the conclusion of one year, so long as the individual remains a director of the Company. All stock options granted pursuant to the Directors Plan will be nonqualified stock options and will remain exercisable until the earlier of ten years from the date of grant or six months after the optionee ceases to be a director of the Company.

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

         (d) Warrants

         In conjunction with the initial public offering, the Company entered into warrant agreements with Louis P. Neeb and Tex-Mex, a limited liability company of which John C. Textor (a member of the Board of Directors) is a principal, pursuant to which Mr. Neeb and Tex-Mex acquired warrants to purchase shares of Common Stock at the initial public offering ($11.00 per share) price less the amount paid for the warrant ($.10 per share) for an aggregate amount of Common Stock equal to ten percent (10%) of the shares of Common Stock of the Company outstanding upon consummation of the initial public offering, such shares to be allocated 5%, or 179,885 shares, to Mr. Neeb and 5%, or 179,885 shares, to Tex-Mex. The Company's warrants to Mr. Neeb became exercisable on the second anniversary of the initial public offering, and the Company's warrants to Tex-Mex became exercisable on the first anniversary of the initial public offering.

         In late fiscal 1998 the Company exchanged a note valued in the amount of $148,534 (principal and accrued interest) for 98,301 warrants to purchase Common Stock previously held by a former officer of the Company. The warrants, which were granted by Larry N. Forehand with an exercise price of $10.90 per share, became exercisable in April 1998. Upon an exercise by Mr. Neeb or Tex-Mex of the warrants granted to them by the Company, the Company plans to exercise these newly acquired warrants simultaneously and use the warrant shares acquired from Mr. Forehand to satisfy its obligations under its warrant agreements with Mr. Neeb and Tex-Mex.

                           CASA OLE RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



(e)      Option and Warrant Summary

                                                                            Weighted Average
                                                                  Shares     Exercise Price
                                                                 --------   ----------------
          Balance at December 29, 1995 .....................           --             --

            Granted ........................................      674,178      $   11.00
            Exercised ......................................           --             --
            Canceled .......................................       (5,500)     $   11.00
                                                                 --------      ---------

          Balance at December 27, 1996 .....................      668,678      $   11.00

            Granted ........................................      416,500      $    7.98
            Exercised ......................................           --             --
            Canceled .......................................     (246,908)     $   10.58
                                                                 --------      ---------

          Balance at December 28, 1997 .....................      838,270      $    9.66

             Granted .......................................       69,000      $    4.80
             Exercised .....................................           --             --
             Canceled ......................................      (43,000)     $   10.91
                                                                 --------      ---------

          Balance at January 3, 1999 .......................      864,270      $    9.28


         The options (504,500) and warrants (359,770) outstanding at January 3, 1999 had exercise prices ranging between $4.25 to $13.25, of which 360,500 of the options had exercise prices ranging from $8.63 to $11.00, and 359,770 of the warrants had a exercise price of $10.90. As of January 3, 1999, 420,120 options and warrants were exercisable at $10.66.


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

                                                                            1996           1997         1998
                                                                            ----           ----         ----
      Net income - as reported .......................................   $1,819,464     $1,014,801    $1,972,554
      Pro forma net income - pro forma for SFAS No. 123 ..............    1,309.931        475,007     1,693,317
      Net income per share - as reported .............................         0.54           0.28          0.55
      Pro forma net income per share - pro forma for SFAS No. 123 ....         0.39           0.13          0.47

         The weighted average fair value of the options and warrants granted during 1996, 1997 and 1998 is estimated at $3.69, $3.61 and $1.99 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 25.0% for 1996, 41.0% for 1997 and 34% for 1998, risk-free interest rate of 6.5%, an expected life of 5 years for options and 4 years for warrants and 0% dividend yield.

         (g)  Income Per Share

         Statement of Financial Accounting Standards No. 128, "Earnings per Share", specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of December 28, 1997 earnings data, and accordingly, has restated herein all previously reported income per share data. Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. For fiscal years 1997 and 1998, the effect of dilutive stock options increase the weighted average shares outstanding by approximately 4,000 and 2,724 shares respectively, which does not affect the determination of diluted income per share. Approximately 800,000 options and warrants were considered antidilutive for 1997, and approximately 835,000 were considered antidilutive for 1998.

                           CASA OLE RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         A reconciliation of income per share data for the fiscal year ended December 27, 1996 is as follows: (numbers shown are in thousands, except for per share amount.)

                                                                                  Per Share
                      1996                                  Income      Shares     Amounts
                      ----                                  ------      ------    ---------
          Basic EPS
          Net Income (pro forma) ......................     $1,819      3,338     $    0.54

          Effect of dilutive securities:
          Warrants ....................................         --         35            --
          Options .....................................         --         31            --
                                                            ------      -----     ---------
          Diluted EPS .................................     $1,819      3,404     $    0.53
                                                            ------      -----     ---------


(6)  LEASES

         The Company leases restaurant operating space and equipment under non-cancelable operating leases which expire at various dates through July 2017.

         The restaurant operating space base agreements typically provide for a minimum lease rent plus common area maintenance, insurance, and real estate taxes, plus additional percentage rent based upon revenues of the restaurant (generally 2% to 7%) and may be renewed for periods ranging from five to twenty-five years.

         On June 25, 1998, the Company completed a sale-leaseback transaction involving the sale and leaseback of land, building and improvements of 13 company-owned restaurants. The properties were sold for $11.5 million and resulted in a gain of approximately $3.5 million that will be deferred and amortized over the terms of the leases, which are 15 years each. The leases are classified as operating leases in accordance with SFAS No. 13 "Accounting for Leases". The 13 leases have a total future minimum lease obligation of $18,149,179.

         Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of January 3, 1999 are:


                  1999....................................................................     $ 2,597,109
                  2000....................................................................       2,501,263
                  2001....................................................................       2,422,938
                  2002....................................................................       2,227,951
                  2003....................................................................       2,034,573
                  Thereafter..............................................................      15,908,178
                                                                                               -----------
                                                                                               $27,692,012
                                                                                               ===========

         Rent expense for restaurant operating space and equipment amounted to $1,137,891, $1,853,054 and $2,751,094 for the fiscal years 1996, 1997 and 1998, respectively.


(7)  401(k) PLAN

         Beginning in fiscal year 1998, the Company established a defined contribution 401(k) plan that covers substantially all full-time employees meeting certain age and service requirements. Participating employees may elect to defer a percentage of their qualifying compensation as voluntary employee contributions. The Company may contribute additional amounts at the discretion of management. The Company did not make any contributions to the plan in 1998.

(8)  RELATED PARTY TRANSACTIONS


         MDD Investments, Inc., a corporation formed in 1991 by a Company shareholder, charged fees directly to certain Casa Ole restaurants owned by the shareholder. The net amount paid to MDD Investments, Inc. in fiscal 1996 (prior to the offering) was $102,759.

                           CASA OLE RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         Bay Area Management, Inc., owned entirely by the brother of a Company shareholder and director, provides accounting and administrative services on a fee basis, to all of the Company-owned Casa Ole restaurants and some franchise entities. Amounts paid to Bay Area Management, Inc. by the Company in fiscal 1996, 1997 and 1998 were $177,707, $231,095 and $244,304 respectively.

         The Company leases its executive offices from a company owned by two shareholders of Casa Ole Restaurants, Inc. Net lease expense related to these facilities in fiscal 1996, 1997 and 1998 was $50,375, $57,755 and $60,000 respectively.

         The Company paid a success fee of $105,000 to an entity that benefits one of the Company's directors, related to the MAC acquisition. Also in fiscal 1997, the Company paid $275,000 to another director for real estate that had been recently acquired by that director for the convenience of the Company. The Company paid the same amount to the director that the Company had previously committed to pay a perspective developer for a smaller parcel of land. Subsequently, the Company constructed a restaurant on this site.

(9)  CONTINGENCIES

         The Company has litigation, claims and assessments that arise in the normal course of business. Management believes that the Company's financial position or results of operations will not be materially affected by such matters.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CASA OLE RESTAURANTS, INC.

                                             By: /s/  Louis P. Neeb
                                                 ------------------------------
                                                 Louis P. Neeb,
                                                 Chairman of the Board of
                                                 Directors and Chief Executive
                                                 Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis P. Neeb, Curt Glowacki and Andrew Dennard, and each of them, such individual's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such individual and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K under the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


         SIGNATURE                                   TITLE                                             DATE
         ---------                                   -----                                             ----

/s/  Louis P. Neeb                          Chairman of the Board of
-------------------------------             Directors and
Louis P. Neeb                               Chief Executive Officer
                                            (Principal Executive Officer)                           March 31, 1999


/s/  Larry N. Forehand                      Founder and Vice Chairman of the
-------------------------------             Board of Directors                                      March  31, 1999
Larry N. Forehand


/s/  Curt Glowacki                          President and
-------------------------------             Chief Operating Officer                                 March  31, 1999
Curt Glowacki


/s/  Andrew J. Dennard                      Vice President and
-------------------------------             Chief Financial Officer
Andrew J. Dennard                           (Principal Financial and Accounting Officer)            March  31, 1999



/s/  John C. Textor                         Director                                                March  31, 1999
-------------------------------
John C. Textor


/s/  Michael D. Domec                       Director                                                March  31, 1999
-------------------------------
Michael D. Domec


/s/  J. J. Fitzsimmons                      Director                                                March  31, 1999
-------------------------------
J. J. Fitzsimmons


/s/  Richard E. Rivera                      Director                                                March  31, 1999
-------------------------------
Richard E. Rivera


/s/  J. Stuart Sargent                      Director                                                March  31, 1999
-------------------------------
J. Stuart Sargent

                                 EXHIBIT INDEX

             Exhibit
             Number                       Description
             -------                      -----------

              *23.1       Consent of KPMG LLP.

              *24.1 Power of Attorney (included on the signature page to this Form 10-K).

              *27.1       Financial Data Schedule.