Form 10-Q
period 1999-04-04
CASA OLE RESTAURANTS INC
filed 1999-05-19
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended APRIL 4, 1999

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

                                 Yes [X] No [ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1999: 3,597,705 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           CASA OLE' RESTAURANTS, INC.

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                         4/4/99            1/3/99
                                                            ------------      ------------
                                                             (Unaudited)
Current assets:
      Cash and cash equivalents                             $    444,980      $    462,847
      Royalties receivable                                        53,861            70,711
      Other receivables                                          374,736           280,335
      Inventory                                                  450,271           459,260
      Taxes receivable                                           487,786           547,272
      Prepaid expenses and other current assets                  442,741           383,365
                                                            ------------      ------------
           Total current assets                                2,254,375         2,203,790
                                                            ------------      ------------

Property, plant and equipment                                 20,166,805        18,568,632
      Less accumulated depreciation                            4,844,036         4,526,005
                                                            ------------      ------------
           Net property, plant and equipment                  15,322,769        14,042,627
Deferred tax assets                                              747,104           795,229
Other assets                                                   6,649,900         6,379,332
                                                            ------------      ------------
                                                            $ 24,974,148      $ 23,420,978
                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt                $          0      $          0
      Accounts payable                                         1,644,361         1,454,794
      Accrued sales and liquor taxes                             253,827           293,743
      Accrued payroll and taxes                                  878,044           803,256
      Accrued expenses                                           616,883           699,437
                                                                              ------------
                                                            ------------      ------------
           Total current liabilities                           3,393,115         3,251,230
                                                            ------------      ------------

Long-term debt, net of current portion                         3,870,000         2,870,000
Other liabilities                                                279,228           234,864
Deferred gain                                                  3,478,290         3,505,674

Stockholders' equity:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized                                                  0                 0
      Capital stock, $0.01 par value, 20,000,000 shares
           authorized, 4,732,705 shares issued                    47,327            47,327
      Additional paid-in capital                              20,537,076        20,537,076
      Retained earnings                                        4,719,112         4,324,807
      Treasury stock, cost of 1,135,000 shares               (11,350,000)      (11,350,000)
                                                            ------------      ------------
           Total stockholders' equity                         13,953,515        13,559,210
                                                            ------------      ------------

                                                            $ 24,974,148      $ 23,420,978
                                                            ============      ============

                     CASA OLE RESTAURANTS, INC.

                  Consolidated Statements of Income
                             (Unaudited)




                                                                      13-Week            13-Week
                                                                    PERIOD ENDED      PERIOD ENDED
                                                                     04/04/99           03/29/98
                                                                    ------------      ------------
 Revenues:
      Restaurant sales                                              $ 11,936,794      $ 11,519,196
      Franchise fees and royalties                                       251,483           257,638
      Other                                                               69,603             4,201
                                                                    ------------      ------------
                                                                      12,257,880        11,781,035
                                                                    ------------      ------------

 Costs and expenses:
      Cost of sales                                                    3,312,168         3,116,407
      Labor                                                            3,988,221         3,871,551
      Restaurant operating expenses                                    2,662,434         2,473,812
      General and administrative                                       1,210,201         1,033,799
      Depreciation and amortization                                      359,706           359,171
      Pre-open costs                                                      50,051            63,543
                                                                    ------------      ------------
                                                                      11,582,781        10,918,283
                                                                    ------------      ------------

          Operating income                                               675,099           862,752
                                                                    ------------      ------------

 Other income (expense):
      Interest income                                                      7,282             3,358
      Interest expense                                                   (55,613)         (214,905)
      Other, net                                                          14,902            38,861
                                                                    ------------      ------------
                                                                         (33,429)         (172,686)
                                                                    ------------      ------------

 Income before income tax expense and extraordinary item                 641,670           690,066
 Income tax expense                                                      247,365           265,675
                                                                    ------------      ------------

 Income before extraordinary item                                        394,305           424,391


 Extraordinary item (net of tax of $25,025)                                   --            39,975
                                                                    ------------      ------------

          Net income                                                $    394,305      $    464,366
                                                                    ============      ============



 Basic and diluted income per share (before extraordinary item)     $       0.11      $       0.12
                                                                    ============      ============
 Basic and diluted income per share (extraordinary item)            $         --      $       0.01
                                                                    ============      ============
 Basic and diluted  income per share                                        0.11              0.13
                                                                    ============      ============

 Weighted average number of shares (diluted)                           3,597,705         3,597,705
                                                                    ============      ============

                           CASA OLE' RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       13-WEEK PERIODS ENDED
                                                                                     4/4/99           3/29/98
                                                                                   -----------      -----------
Cash flows from operating activities:
       Net income                                                                  $   394,305      $   464,366
       Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                                              359,706          422,714
            Deferred gain amortization                                                 (63,524)               0
            Deferred tax provision                                                      48,125                0
            Gain on early extinguishment of debt                                             0          (39,975)
            Gain on sale of fixed assets                                                     0          (16,268)
       Changes in assets and liabilities, net of effects of acquisition:
            Royalties receivable                                                        16,850            1,128
            Other receivables                                                          (94,401)          20,330
            Income tax receivable/payable                                               59,486          295,898
            Inventory                                                                    8,989           27,464
            Prepaids and other current assets                                          (61,711)         (21,087)
            Accounts payable                                                           189,567           (9,180)
            Accrued expenses and other liabilities                                      (3,319)        (911,227)
            Other assets                                                              (324,188)         (58,364)
                                                                                   -----------      -----------
                 Total adjustments                                                     135,580         (288,567)
                                                                                   -----------      -----------
                 Net cash provided by operating activities                             529,885          175,799
                                                                                   -----------      -----------

Cash flows from investing activities:
       Purchase of property, plant and equipment                                    (1,583,892)        (549,165)
       Proceeds from sale of property, plant and equipment                              36,140                0
                                                                                   -----------      -----------
                 Net cash used in investing activities                              (1,547,752)        (549,165)
                                                                                   -----------      -----------

Cash flows from financing activities:
       Net borrowings under line of credit agreement                                 1,000,000          300,000
       Payments of notes payable                                                             0         (868,333)
                                                                                   -----------      -----------
                 Net cash used in financing activities                               1,000,000         (568,333)
                                                                                   -----------      -----------

                 Decrease in cash and cash equivalents                                 (17,867)        (941,699)
Cash and cash equivalents at beginning of period                                       462,847          986,024
                                                                                   -----------      -----------
Cash and cash equivalents at end of period                                         $   444,980      $    44,325
                                                                                   ===========      ===========

Supplemental disclosure of cash flow information: Cash paid during the period:
            Interest                                                               $    47,153      $   323,215
            Income taxes                                                           $   350,000      $     1,745
       Non-cash activities:
            Exchange of note for equipment and inventory                           $         0      $   207,800

                           CASA OLE RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

                  In the opinion of Casa Ole Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of April 4, 1999, and the consolidated statements of income and cash flows for the 13-week periods ended April 4, 1999 and March 29, 1998. The consolidated statements of income for the 13-week period ended April 4, 1999 are not necessarily indicative of the results to be expected for the full year.


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

4.       SALE-LEASEBACK TRANSACTION

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

                  Future minimum lease payments under the non-cancelable operating lease are:

                     1999 ....................     $   819,375
                     2000 ....................     $ 1,114,350
                     2001 ....................     $ 1,136,200
                     2002 ....................     $ 1,158,924
                     2003 ....................     $ 1,181,648
                     Thereafter ..............     $12,465,557
                                                   -----------
                                                   $17,876,054
                                                   ===========

5.       ACQUISITION OF LA SENORITA RESTAURANTS

                  On April 30, 1999 (during the second quarter of fiscal 1999), the Company closed on its acquisition of La Senorita Restaurants. The Company acquired the operations of five company-owned restaurants, a general partnership interest in a sixth restaurant, and the rights to the La Senorita franchise system. The purchase price was approximately $4.0 million in cash financed with Bank of America (formerly NationsBank).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

                  This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: accelerating growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating habits; national, regional or local economic and real estate conditions; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; inflation; increased food, labor and benefit costs; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company. The use of words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's Annual Report and Form 10-K for the fiscal year ended January 3, 1999, that attempt to advise interested parties of the risks and factors that may affect the Company's business.


RESULTS OF OPERATIONS

                  Revenues. The Company's revenues for the first quarter of fiscal 1999 were up $476,846 or 4.0% to $12.3 million compared with the same quarter a year ago. Restaurant sales for the first quarter of 1999 were up $417,598 compared with the same quarter a year ago, to $11.9 million. The increase in restaurant sales is due to a net increase of one restaurant compared with the same quarter a year ago. Since the end of the first quarter of fiscal 1998, four new restaurants have opened and three under-performing restaurants were either closed or sold. Total system sales at restaurants operating in both fiscal quarters (same-stores) increased 0.3% over last year's same quarter. Company-owned same-store sales for the quarter were up 0.3%. Franchise-owned same-stores sales for the quarter were also up 0.3%.

                 Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also includes paper and supplies, increased as a percentage of restaurant sales in the first quarter of 1999 to 27.8% as compared with 27.1% in the same quarter in 1998. The increase was due to higher cheese and meat costs. Cost of sales improved, however, over the fourth quarter 1998.

                 Labor and other related expenses decreased as a percentage of restaurant sales by 20 basis points to 33.4% in the first quarter of 1999 as compared with 33.6% in the same quarter in 1998. This improvement is due in part to the continued improvement in hourly employee utilization (especially in the Casa Ole restaurants). Benefits and worker's compensation expenses were lower, and management expenses were slightly higher.

                  Restaurant operating expenses, which primarily includes rent, utilities, repair and maintenance and advertising, increased as a percentage of restaurant sales by 80 basis points to 22.3% in the first quarter of 1999 as compared with 21.5% in the same quarter in 1998. Compared to the first quarter a year ago, rent expense increased approximately two hundred basis points due to last year's $11.5 million sale and leaseback transaction which closed on June 30, 1998. Improvements in other areas, however, mitigated the increase in rent expense. With the exception of utilities and repair and maintenance, most restaurant operating expenses improved as a percentage of sales compared with the same quarter a year ago. The increase in rent expense was partially offset by a reduction in interest and depreciation expense.

                  General and administrative expenses increased as a percentage of total revenues by 110 basis points to 9.9% in the first quarter of 1999 as compared with 8.8% in the same quarter in 1998. The increase was primarily due to higher compensation and training expenses required for the acquisition of La Senorita and the resumption of new restaurant development.

                  Depreciation and amortization expense decreased as a percentage of total revenues by 20 basis points to 2.9% in the first quarter of 1999 as compared with 3.1% in the same quarter in 1998. This decrease results primarily from the sale and leaseback transaction involving the sale and lease back of land, building and improvements of 13 Company-owned restaurants. The leases are classified as operating leases.

                  Other Income (Expense). Net other expense decreased as a percentage of total revenues by 120 basis points to 0.3% in the first quarter of 1999 as compared with 1.5% in the same quarter in 1998. The improvement was primarily due to last year's $11.5 million sale and leaseback transaction, the proceeds of which were used to pay off long-term debt, thus reducing interest expense.

                  Income Tax Expense. The Company's effective tax rate for the first quarter 1999 was 38.5%, comparable with the same quarter a year ago.

LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $529,885 for the 13 week quarterly period ended April 4, 1999, compared to $175,799 for the same quarter last year. As of April 4, 1999, the Company had a working capital deficit of $1.1 million, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                  During the first 13 weeks of 1999, capital expenditures on property, plant and equipment were approximately $1.6 million as compared to $549,165 for the same quarter in 1998. Capital expenditures included the remodeling of one restaurant. Six remodels are planned for the remainder of the fiscal year. One previously closed restaurant was reopened after a concept conversion (from a Casa Ole to a Monterey's Little Mexico), and one new restaurant was opened just after the end of the first quarter 1999. The Company currently has two new restaurant sites under construction, one of which is scheduled to open in the second quarter of fiscal 1999 and the other is scheduled to open in the third quarter of fiscal 1999. Another two sites are currently under negotiation and are scheduled to open in fiscal 1999 (both are existing restaurant sites). Additionally, the Company had cash outlays for necessary replacement of equipment and leasehold improvements in various older units. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $6.6 million.

                  The Company has a $9.0 million revolving credit facility with Bank of America (formerly NationsBank). The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.35% on the unused portion of the revolver from the date of the credit agreement. Within the terms of the credit agreement, the Company must meet certain financial covenants. Approximately $4.0 million of the revolver was used on April 30, 1999 for the acquisition of La Senorita. At April 4, 1999, the Company had $3.9 million outstanding under the revolver and at April 30, 1999, the Company had $1.1 million outstanding under the revolver.

                  The Company also has a $14.5 million forward commitment agreement with Franchise Finance Corporation of America ("FFCA"). At April 4, 1999, the Company had approximately $12.2 million available under the FFCA forward commitments.

                  The Company's management believes that the sale-leaseback forward commitments with FFCA, along with operating cash flow and the Company's revolving line of credit with Bank of America, will be sufficient to meet its operating requirements and to finance its expansion plans (exclusive of any acquisitions other than La Senorita) through the end of the 2000 fiscal year.

                  Year 2000. In 1998, the Company reached a decision to continue outsourcing its accounting processes. The new outsourcing group has set up an accounting department on the premises of the Company and has installed new computer hardware and software that is Year 2000 adapted. Further, the Company is reviewing its information and other systems and plans to modify those systems if they are not Year 2000 compliant.
         The Company also has initiated discussions with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate their computer systems properly. Although management believes that the Company's systems will be compliant on or before December 31, 1999, the most likely "worst case" scenario would be that the Company may not be able to process credit card transactions and/or experience delays in food and supply orders. In the interim, there are other manual procedures the Company could utilize in the event of a "worst case" scenario. All maintenance and modification costs will be expensed as incurred, while the cost of new computer hardware and software, if material, is being capitalized and depreciated over its expected useful life. The cost of the Year 2000 compliance program is not anticipated to be greater than $50,000 or to have a material adverse effect on its financial position or results of operations.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  Exhibit
                  Number                    Document Description
                  27.1                      Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  The Company filed a report on Form 8-K during its second fiscal quarter to report its acquisition of the La Senorita Restaurants operations.

                  There were no reports filed on Form 8-K during the quarter ended April 4, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CASA OLE RESTAURANTS, INC.

Dated:  May 17, 1999                                 By:  /s/ Louis P. Neeb
                                                     --------------------------
Louis P. Neeb
Chairman of the Board &
Chief Executive Officer
(Principal Executive Officer)


Dated: May 17, 1999                                  By:  /s/ Andrew J. Dennard
                                                     --------------------------
Andrew J. Dennard
Vice President, Chief Financial
Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CASA OLE RESTAURANTS, INC.


Dated:  May 17, 1999                                    By:
Louis P. Neeb                                              ---------------------
Chairman of the Board
& Chief Executive Officer
(Principal Executive Officer)


Dated:  May 17, 1999                                    By:
Andrew J. Dennard                                          ---------------------
Vice President, Chief Financial
Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

                                 EXHIBIT INDEX


                  Exhibit
                  Number                    Document Description
                 --------                  -----------------------
                   27.1                    Financial Data Schedule