Form 10-Q
period 1999-07-04
MEXICAN RESTAURANTS INC
filed 1999-08-18
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly period ended JULY 4, 1999

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________


                         Commission file number: 0-28234

                            MEXICAN RESTAURANTS, INC.
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



Number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1999: 3,597,705 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

                            Mexican Restaurants, Inc.

                           Consolidated Balance Sheets

ASSETS                                                          07/04/99          01/03/99
                                                             ------------      ------------
                                                              (UNAUDITED)
Current assets:
       Cash and cash equivalents                             $    214,947      $    462,847
       Royalties receivable                                        97,702            70,711
       Other receivables                                          405,800           280,335
       Inventory                                                  657,792           459,260
       Taxes receivable                                           187,182           547,272
       Prepaid expenses and other current assets                  291,163           383,365
                                                             ------------      ------------
            Total current assets                                1,854,586         2,203,790
                                                             ------------      ------------

Property, plant and equipment                                  23,026,933        18,568,632
       Less accumulated depreciation                            5,028,359         4,526,005
                                                             ------------      ------------
            Net property, plant and equipment                  17,998,574        14,042,627
Deferred tax assets                                               747,104           795,229
Other assets                                                    9,429,296         6,379,332
                                                             ============      ============
                                                             $ 30,029,560      $ 23,420,978
                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current installments of long-term debt                $         --      $         --
       Accounts payable                                         1,797,331         1,454,794
       Accrued sales and liquor taxes                             339,527           293,743
       Accrued payroll and taxes                                1,032,522           803,256
       Accrued expenses                                           377,790           699,437
                                                             ------------      ------------
            Total current liabilities                           3,547,170         3,251,230
                                                             ------------      ------------

Long-term debt, net of current portion                          8,030,000         2,870,000
Other liabilities                                                 361,625           234,864
Deferred gain                                                   3,378,625         3,505,674

Stockholders' equity:
       Preferred stock, $.01 par value, 1,000,000 shares
            authorized                                                 --                --
       Capital stock, $0.01 par value, 20,000,000 shares
            authorized, 4,732,705 shares issued                    47,327            47,327
       Additional paid-in capital                              20,537,076        20,537,076
       Retained earnings                                        5,477,737         4,324,807
       Treasury stock, cost of 1,135,000 shares               (11,350,000)      (11,350,000)
                                                             ------------      ------------
            Total stockholders' equity                         14,712,140        13,559,210
                                                             ------------      ------------

                                                             $ 30,029,560      $ 23,420,978
                                                             ============      ============

                      MEXICAN RESTAURANTS, INC.

                  CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)



                                                                    13-WEEK           13-WEEK          26-WEEK           26-WEEK
                                                                 PERIOD ENDED      PERIOD ENDED      PERIOD ENDED      PERIOD ENDED
                                                                    07/04/99         06/28/98          07/04/99          06/28/98
                                                                 ------------      ------------      ------------      ------------
Revenues:
    Restaurant sales                                             $ 14,123,991      $ 11,677,863      $ 26,060,785      $ 23,197,059
    Franchise fees and royalties                                      370,446           262,353           621,929           519,991
    Other                                                              49,008            12,741           118,611            16,942
                                                                 ------------      ------------      ------------      ------------
                                                                   14,543,445        11,952,957        26,801,325        23,733,992
                                                                 ------------      ------------      ------------      ------------


Costs and expenses:
    Cost of sales                                                   3,938,103         3,158,756         7,250,271         6,275,163
    Labor                                                           4,824,585         3,909,799         8,812,806         7,781,350
    Restaurant operating expenses                                   3,044,315         2,381,739         5,706,749         4,855,551
    General and administrative                                      1,301,677         1,067,439         2,511,878         2,101,238
    Depreciation and amortization                                     322,057           324,456           681,763           683,627
    Pre-open costs                                                     87,150            65,368           137,201           128,911
                                                                 ------------      ------------      ------------       -----------
                                                                   13,517,887        10,907,557        25,100,668        21,825,840

Infrequently occurring income (expense) items, net                    295,289                --           295,289                --


                                                                 ------------      ------------      ------------      ------------
       Operating income                                             1,320,847         1,045,400         1,995,946         1,908,152
                                                                 ------------      ------------      ------------      ------------


Other income (expense):
    Interest income                                                     4,177             8,409            11,459            11,767
    Interest expense                                                 (150,514)         (215,020)         (206,127)         (429,925)
    Other, net                                                         56,714            13,016            71,616            51,877

                                                                 ------------      ------------      ------------      ------------
                                                                      (89,623)         (193,595)         (123,052)         (366,281)
                                                                 ------------      ------------      ------------      ------------

Income before income tax expense and extraordinary item             1,231,224           851,805         1,872,894         1,541,871
Income tax expense                                                    472,599           336,463           719,964           602,138

                                                                 ------------      ------------      ------------      ------------

Income before extraordinary item                                      758,625           515,342         1,152,930           939,733


Extraordinary item                                                         --                --                --            39,975
                                                                 ------------      ------------      ------------      ------------


       Net income                                                $    758,625      $    515,342      $  1,152,930      $    979,708
                                                                 ============      ============      ============      ============



Basic and diluted income per share (before extraordinary item)   $       0.21      $       0.14      $       0.32      $       0.26
                                                                 ------------      ------------      ------------      ------------
Basic and diluted income per share (extraordinary item)          $         --      $         --      $         --      $       0.01
                                                                 ------------      ------------      ------------      ------------
Basic and diluted  income per share                              $       0.21      $       0.14      $       0.32      $       0.27
                                                                 ------------      ------------      ------------      ------------
Weighted average number of shares (diluted)                         3,604,148         3,604,827         3,599,316         3,604,777
                                                                 ============      ============      ============      ============



                           MEXICAN RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    26-WEEK PERIODS ENDED
                                                                                  07-04-99         06-28-98
                                                                                ------------      ------------
    Cash flows from operating activities:
          Net income                                                            $  1,152,930      $    979,708
          Adjustments to reconcile net income to net cash
            provided by operating activities:
                Depreciation and amortization                                        681,763           812,538
                Deferred gain amortization                                          (127,049)               --
                Deferred tax provision                                                    --        (1,366,507)
                Gain on early extinguishment of debt                                      --           (39,975)
                Gain on sale of fixed assets                                        (519,685)           (7,188)
                Asset impairments                                                    142,396
         Changes in assets and liabilities, net of effects of acquisition:
                Royalties receivable                                                 (26,991)           27,548
                Receivable from affiliates                                                --            13,000
                Other receivables                                                   (125,464)           59,133
                Income tax receivable/payable                                        360,090         1,462,168
                Inventory                                                           (198,532)              673
                Prepaids and other current assets                                     85,867          (134,733)
                Accounts payable                                                     342,537           546,088
                Accrued expenses and other liabilities                                80,163          (594,499)
                Other assets                                                        (211,675)         (137,365)
                                                                                ------------      ------------
                          Total adjustments                                          483,420           640,881
                                                                                ------------      ------------
                          Net cash provided by operating activities                1,636,350         1,620,589
                                                                                ------------      ------------
    Cash flows from activities:
          Payment for purchase of acquisition, net of cash acquired               (4,132,945)               --
          Purchase of property, plant and equipment                               (4,097,914)       (2,341,016)
          Proceeds from sale of property, plant and equipment                      1,186,609        11,360,632
                                                                                ------------      ------------
                          Net cash used in investing activities                   (7,044,250)        9,019,616
                                                                                ------------      ------------

    Cash flows from investing activities:
          Net borrowings under line of credit agreement                            5,160,000           287,153
          Payments of notes payable                                                        0       (10,569,024)
                                                                                ------------      ------------
                          Net cash used in financing activities                    5,160,000       (10,281,871)
                                                                                ------------      ------------

                          Decrease in cash and cash equivalents                     (247,900)          358,334
    Cash and cash equivalents at end of period                                       462,847           986,024
                                                                                ------------      ------------
    Cash and cash equivalents at end of period                                  $    214,947      $  1,344,358
                                                                                ============      ============
    Supplemental disclosure of cash flow information
          Cash paid during the period:
                Interest                                                        $    206,715      $    401,332
                Income taxes                                                    $    597,339      $    351,745
          Non-cash activities:
                Exchange of note for equipment and inventory                    $         --      $    207,800


                            MEXICAN RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

                  In the opinion of Mexican Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of July 4, 1999, and the consolidated statements of income and cash flows for the 26-week and 13-week periods ended July 4, 1999 and June 28, 1998. The consolidated statements of income for the 26-week and 13-week periods ended July 4, 1999 are not necessarily indicative of the results to be expected for the full year.


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


   Future minimum lease payments under the non-cancelable operating lease are:
         1999.................................................$    546,250
         2000.................................................$  1,114,350
         2001.................................................$  1,136,200
         2002.................................................$  1,158,924
         2003.................................................$  1,181,648
         Thereafter...........................................$ 12,465,557
                                                              ------------
                                                              $ 17,602,929
                                                              ============



5.       ACQUISITION OF LA SENORITA RESTAURANTS

                  On April 30, 1999, the Company closed on its acquisition of La Senorita Restaurants. The Company acquired the operations of five company-owned restaurants, a general partnership interest in a sixth restaurant, and the rights to the La Senorita franchise system. The purchase price was approximately $4.0 million in cash financed with Bank of America (formerly NationsBank).

                  The table below presents pro forma income statement information as if the Company had purchased La Senorita at the beginning of the fiscal year. Pro forma adjustments are to remove compensation that is non-continuing, amortize the resulting goodwill over 20 years, reflect net interest expense on the debt resulting from the acquisition and record additional income tax at an effective rate of 38.5% on the combined income of the Company and La Senorita. This acquisition was accounted for as a purchase.


                                                                                       26-WEEKS        26-WEEKS
                                                                                         ENDED          ENDED
                                                                                        7/04/99        6/28/98

         Revenues...................................................................$29,262,004    $27,332,482
         Net Income.................................................................$ 1,172,172    $ 1,162,244
         Diluted income per share...................................................$      0.33    $      0.32



                  The pro forma information does not purport to be indicative of results of operations which would have occurred had the acquisition been consummated on the date indicated or future results of operations.


                  Allocation of purchase price for La Senorita is as follows:

         Working Capital............................................................$   149,902
         Furniture, Fixtures & Equipment............................................$ 1,593,993
         Goodwill...................................................................$ 2,229,583
         Other......................................................................$   210,402
                                                                                    -----------
                                                                                    $ 4,183,880




6.       INFREQUENT ITEMS

                  The second quarter ended July 4, 1999 includes infrequently occurring income and expenses consisting of three items that increase operating income in the aggregate by $295,289. First, the Company sold one restaurant to the State of Texas (by eminent domain) for $1,150,000, resulting in a gain of $519,685. Second, the Company recorded an impairment provision in the amount of $142,396 relating to the impairment of assets at closed restaurants. Third, as part of the Company's decision to consolidate with a single outsourcing firm its accounting process, the Company settled its old outsourcing accounting contract for $82,000.

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

RESULTS OF OPERATIONS

                  Revenues. The Company's revenues for the second quarter of fiscal 1999 were up $2.6 million or 21.7% to $14.5 million compared with the same quarter a year ago. Restaurant sales for the second quarter of 1999 were up $2.4 million compared with the same quarter a year ago, to $14.1 million. The increase in restaurant sales is primarily due to the acquisition of La Senorita Restaurants, which was acquired on April 30, 1999. La Senorita contributed $1.4 million in restaurant sales in the second quarter of fiscal 1999. Five new stores were opened, one restaurant was acquired from a franchisee and one store was closed since the end of the second quarter of fiscal 1998. Total system sales at restaurants operating in both fiscal quarters (same-stores) decreased 1.2% over last year's same quarter. Company-owned same-store sales for the quarter were down 2.2%. Franchise-owned same-stores sales for the quarter were also down 0.1%. Due to new store development of higher volume Tortuga Coastal Cantina and La Senorita restaurants, company-owned average weekly unit sales increased 3.5%. La Senorita company-owned and franchise-owned same store sales were up 4.2% and 10.1%, respectively.

                  On a year-to-date basis, the Company's revenues were up $3.1 million or 12.9% to $26.8 million compared with the same quarter a year ago. Year-to-date restaurant sales were up $2.9 million compared with the same period a year ago, to $26.1 million. Year-to-date total system same-store sales were down 0.6%. Company-owned same-store sales for the year-to-date period were down 0.9%. Franchise-owned same-stores sales for the year-to-date period were also down 0.1%. Year-to-date company-owned average weekly unit sales increased 3.1%. Year-to-date La Senorita company-owned and franchise-owned same store sales were up 3.1% and 8.7%, respectively.

                  Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also includes paper and supplies, increased as a percentage of restaurant sales in the second quarter of 1999 to 27.9% as compared with 27.0% in the same quarter in 1998. The increase was primarily due to higher costs of sales associated with new store development and the higher average cost of sales of the Tortuga Coastal Cantina concept. Further, La Senorita's cost of sales was one percent higher than the Company's historical average.

                  On a year-to-date basis, cost of sales increased to 27.8% of restaurant sales compared with 27.1% in the same period a year ago.

                  Labor and other related expenses increased as a percentage of restaurant sales by 70 basis points to 34.2% in the second quarter of 1999 as compared with 33.5% in the same quarter in 1998. The increase was primarily due to the higher labor cost associated with new store development.

                  On a year-to-date basis, labor and other related expenses increased 30 basis points to 33.8% as compared with 33.5% in the same period a year ago.

                  Restaurant operating expenses, which primarily includes rent,

            utilities, repair and maintenance and advertising, increased as a percentage of restaurant sales by 120 basis points to 21.6% in the second quarter of 1999 as compared with 20.4% in the same quarter in 1998. Compared to the second quarter a year ago, rent expense increased approximately 200 basis points due to last year's $11.5 million sale and leaseback transaction which closed on June 30, 1998. Improvements in other restaurant operating expenses, however, mitigated the increase in rent expense. The increase in rent expense was partially offset by a reduction in interest and depreciation expense.

                  On a year-to-date basis, restaurant operating expenses increased 100 basis points to 21.9% as compared with 20.9% in the same period a year ago.

                  General and administrative expenses increased slightly as a percentage of total revenues by 10 basis points to 9.0% in the second quarter of 1999 as compared with 8.9% in the same quarter in 1998. The increase was primarily due to higher compensation and training expenses required for the acquisition of La Senorita and the resumption of new restaurant development.

                  On a year-to-date basis, general and administrative expenses increased as a percentage of total revenues by 50 basis points to 9.4% compared with 8.9% in the same period a year ago.

                  Depreciation and amortization expense decreased as a percentage of total revenues by 50 basis points to 2.2% in the second quarter of 1999 as compared with 2.7% in the same quarter in 1998. This decrease results primarily from the sale and leaseback transaction involving the sale and lease back of land, building and improvements of 13 Company-owned restaurants. The leases are classified as operating leases.

                  On a year-to-date basis, depreciation and amortization decreased as a percentage of total revenue by 40 basis points to 2.5% compared with 2.9% in the same period a year ago.

                  Pre-open costs increased as a percentage of total revenue by 10 basis points to 0.6% in the second quarter of 1999 as compared with 0.5% in the same quarter in 1998. The increase was due to faster new store development as compared with the same period a year ago.

                  On a year-to-date basis, pre-open costs remained constant at 0.5% compared with the same period a year ago.

                  Infrequently occurring (income) and expense consist of three items that increase operating income in the aggregate by $295,289. The Company sold one restaurant to the State of Texas (by eminent domain) for $1,150,000, resulting in a gain of $519,685. The Company recorded an impairment provision in the amount of $142,396 relating to the impairment of assets at closed restaurants. As part of the Company's decision to consolidate with a single outsourcing firm its accounting process, the Company settled its old outsourcing accounting contract for $82,000.

                  Other Income (Expense). Net other expense decreased as a percentage of total revenues by 100 basis points to 0.6% in the second quarter of 1999 compared with 1.6% in the same quarter a year ago. The improvement was primarily due to last year's $11.5 million sale and leaseback transaction, the proceeds of which were used to pay off long-term debt, thus reducing interest expense.

                  On a year-to-date basis, net other expense decreased as a percentage of total revenues by 100 basis points to 0.5% in the second quarter of 1999 compared with 1.5% in the same quarter a year ago.

                  Income Tax Expense. The Company's effective tax rate for the second quarter 1999 was 38.5%, comparable with the same quarter a year ago.

LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $1.6 million for the 26 week period ended July 4, 1999, compared to $1.6 million for the same period last year. As of July 4, 1999, the Company had a working capital deficit of $1.7 million, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                  During the first 26 weeks of 1999, capital expenditures on property, plant and equipment were approximately $4.1 million as compared to $2.3 million for the same period in 1998. Capital expenditures included the remodeling of seven restaurants. No additional remodels are planned for the remainder of the fiscal year. One previously closed restaurant was reopened after a concept conversion (from a Casa Ole to a Monterey's Little Mexico), and two new restaurants opened during the 26 week period of 1999. Just after the second quarter ended, a third new restaurant was opened. The Company currently has two restaurant sites under construction, one of which is scheduled to open in the third quarter of fiscal 1999 and the other is scheduled to open in the fourth quarter of fiscal 1999. Additionally, the Company had cash outlays for necessary replacement of equipment and leasehold improvements in various older units. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $4.1 million.

                  On April 30, 1999, the Company closed on its acquisition of La Senorita Restaurants. The Company paid approximately $4.1 million, including closing costs. The Company acquired the operations of five company-owned restaurants, a general partnership interest in a sixth restaurant, and the rights to the La Senorita franchise system.

                  The Company increased its revolving credit facility with Bank of America (formerly NationsBank) from $9.0 million to $10.0 million. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.35% on the unused portion of the revolver from the date of the credit agreement. Within the terms of the credit agreement, the Company must meet certain financial covenants. Approximately $4.0 million of the revolver was used on April 30, 1999 for the acquisition of La Senorita Restaurants. The Company currently has $2.0 million available under the revolver.

                  The Company also has a $14.5 million forward commitment agreement with Franchise Finance Corporation of America ("FFCA"). At July 4, 1999, the Company had approximately $12.2 million available under the FFCA forward commitments.

                  The Company's management believes that the sale-leaseback forward commitments with FFCA, along with operating cash flow and the Company's revolving line of credit with Bank of America, will be sufficient to meet its operating requirements and to finance its expansion plans (exclusive of any acquisitions other than La Senorita) through the end of the 2000 fiscal year.

                  Year 2000. In 1998, the Company reached a decision to continue outsourcing its accounting processes. The new outsourcing group has set up an accounting department on the premises of the Company and has installed new computer hardware and software that is Year 2000 adapted. Further, the Company is in the process of updating its information and other systems to insure they are Year 2000 compliant. The Company also has initiated discussions with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate their computer systems properly. Although management believes that the Company's systems will be compliant on or before December 31, 1999, the most likely "worst case" scenario would be that the Company may not be able to process credit card transactions and/or experience delays in food and supply orders. In the interim, there are other manual procedures the Company could utilize in the event of a "worst case" scenario. All maintenance and modification costs are expensed as incurred, while the cost of new computer hardware and software, if material, is being capitalized and depreciated over its expected useful life. The cost of the Year 2000 compliance program is not anticipated to be greater than $50,000 or to have a material adverse effect on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amount outstanding at July 4, 1999, a 1% change in interest rates would change interest expense by $40,150.


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


MEXICAN RESTAURANTS, INC.

Dated:  August 17, 1999                              By:  /s/ Louis P. Neeb
                                                          ----------------------
Louis P. Neeb
Chairman of the Board & Chief Executive Officer
(Principal Executive Officer)


Dated: August 17, 1999                               By:  /s/ Andrew J. Dennard
                                                          ----------------------
Andrew J. Dennard
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

                               INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                   DESCRIPTION

          27.1              Financial Data Schedule