Form 10-Q
period 1999-10-03
MEXICAN RESTAURANTS INC
filed 1999-11-17
CIK 1009244

                                 UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

    [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended OCTOBER 3, 1999

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

                              Yes _X_     No ____


Number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 1999: 3,597,705 SHARES OF COMMON STOCK, PAR VALUE $.01.

                        PART 1 - FINANCIAL INFORMATION

Item 1Financial Statements

                           Mexican Restaurants, Inc.

                          Consolidated Balance Sheets

ASSETS                                                       10/3/99               1/3/99
                                                       -------------       --------------
                                                         (Unaudited)
Current assets:
   Cash and cash equivalents                           $     189,069       $      462,847
   Royalties receivable                                       93,067               70,711
   Other receivables                                         557,402              280,335
   Inventory                                                 672,406              459,260
   Taxes receivable                                            6,593              547,272
   Prepaid expenses and other current assets                 499,130              383,365
                                                       -------------       --------------
      Total current assets                                 2,017,667            2,203,790
                                                       -------------       --------------

Property, plant and equipment                             23,812,727           18,568,632
   Less accumulated depreciation                           5,208,818            4,526,005
                                                       -------------       --------------
      Net property, plant and equipment                   18,603,909           14,042,627
Deferred tax assets                                          747,104              795,229
Other assets                                               9,498,643            6,379,332
                                                       -------------       --------------
                                                       $  30,867,323       $   23,420,978
                                                       =============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt              $         -         $          -
   Accounts payable                                        1,956,855            1,454,794
   Accrued sales and liquor taxes                            334,236              293,743
   Accrued payroll and taxes                               1,096,433              803,256
   Accrued expenses                                          491,123              699,437
                                                       -------------       --------------
      Total current liabilities                            3,878,647            3,251,230
                                                       -------------       --------------

Long-term debt, net of current portion                     8,070,000            2,870,000
Other liabilities                                            358,070              234,864
Deferred gain                                              3,315,965            3,505,674

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares
        authorized                                               -                    -
   Capital stock, $0.01 par value, 20,000,000 shares
        authorized, 4,732,705 shares issued                   47,327               47,327
   Additional paid-in capital                             20,537,076           20,537,076
   Retained earnings                                       6,010,238            4,324,807
   Treasury stock, cost of 1,135,000 shares              (11,350,000)         (11,350,000)
                                                       -------------       --------------
      Total stockholders' equity                          15,244,641           13,559,210
                                                       -------------       --------------

                                                       $  30,867,323       $   23,420,978
                                                       =============       ==============

                           Mexican Restaurants, Inc.

                       Consolidated Statements of Income
                                  (Unaudited)



                                                              13-Week           13-Week           39-Week         39-Week
                                                           Period Ended      Period Ended      Period Ended     Period Ended
                                                             10/03/99          09/27/98          10/03/99         09/27/98
                                                          --------------    --------------    --------------    -------------
 Revenues:
   Restaurant sales                                       $   15,408,110    $   11,561,378    $   41,468,895    $  34,758,437
   Franchise fees and royalties                                  343,592           262,585           965,521          782,576
   Other                                                          31,041            12,669           149,652           29,610
                                                          --------------    --------------    --------------    -------------
                                                              15,782,743        11,836,632        42,584,068       35,570,623
                                                          --------------    --------------    --------------    -------------

 Costs and expenses:
   Cost of sales                                               4,406,606         3,188,867        11,656,877        9,464,030
   Labor                                                       5,174,144         3,787,316        13,986,950       11,568,666
   Restaurant operating expenses                               3,468,365         2,670,493         9,175,114        7,526,042
   General and administrative                                  1,199,055         1,016,160         3,710,933        3,117,399
   Depreciation and amortization                                 443,538           303,735         1,125,301          987,362
   Pre-open costs                                                107,571           102,401           244,772          231,312
                                                          --------------    --------------    --------------    -------------
                                                              14,799,279        11,068,972        39,899,947       32,894,812

 Infrequently occuring income (expense) items, net                     -                 -           295,289                -

                                                          --------------    --------------    --------------    -------------
     Operating income                                            983,464           767,660         2,979,410        2,675,811
                                                          --------------    --------------    --------------    -------------

 Other income (expense):
   Interest income                                                 3,121             9,826            14,580           21,593
   Interest expense                                             (128,529)           12,172          (334,656)        (417,753)
   Other, net                                                      7,800            31,878            79,416           83,755
                                                          --------------    --------------    --------------    -------------
                                                                (117,608)           53,876          (240,660)        (312,405)
                                                          --------------    --------------    --------------    -------------

 Income before income tax expense and extraordinary item         865,856           821,536         2,738,750        2,363,406
 Income tax expense                                              333,355           316,291         1,053,319          918,429
                                                          --------------    --------------    --------------    -------------

 Income before extraordinary item                                532,501           505,245         1,685,431        1,444,977


 Extraordinary item                                                  -                   -                 -           39,975
                                                          --------------    --------------    --------------    -------------
     Net income                                           $      532,501    $      505,245    $    1,685,431    $   1,484,952
                                                          ==============    ==============    ==============    =============


 Basic and diluted income per share
     (before extraordinary item)                          $         0.15    $         0.14    $         0.47    $        0.40
                                                          --------------    --------------    --------------    -------------
 Basic and diluted income per share (extraordinary item)  $          -      $          -      $          -      $        0.01
                                                          --------------    --------------    --------------    -------------
 Basic and diluted  income per share                      $         0.15    $         0.14    $         0.47    $        0.41
                                                          --------------    --------------    --------------    -------------

 Weighted average number of shares (diluted)                   3,609,293         3,604,827         3,602,213        3,604,777
                                                          ==============    ==============    ==============    =============

                           Mexican Restaurants, Inc.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                  39-Week Periods Ended
                                                                               10/3/99              9/27/98
                                                                          --------------      ----------------
Cash flows from operating activities:
   Net income                                                             $    1,685,431      $      1,484,952
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                            1,125,301             1,218,675
      Deferred gain amortization                                                (189,709)              (59,185)
      Deferred tax provision                                                        -               (1,366,507)
      Gain on early extinguishment of debt                                          -                  (39,975)
      Gain on sale of fixed assets                                              (519,685)               (7,188)
      Asset impairments                                                          142,396
   Changes in assets and liabilities, net of effects of acquisition:
      Royalties receivable                                                       (22,356)               35,986
      Receivable from affiliates                                                    -                   13,000
      Other receivables                                                         (277,067)             (236,121)
      Income tax receivable/payable                                              540,679             1,623,772
      Inventory                                                                 (213,146)                1,168
      Prepaids and other current assets                                         (125,800)              (34,460)
      Accounts payable                                                           502,061                83,201
      Accrued expenses and other liabilities                                     248,561              (704,961)
      Other assets                                                              (137,835)                5,777
                                                                          --------------      ----------------
         Total adjustments                                                     1,073,400               533,182
                                                                          --------------      ----------------
         Net cash provided by operating activities                             2,758,831             2,018,134
                                                                          --------------      ----------------


Cash flows from investing activities:
   Payment for purchase of acquisition, net of cash acquired                  (4,209,846)                -
   Purchase of property, plant and equipment                                  (5,209,372)           (4,448,230)
   Proceeds from sale of property, plant and equipment                         1,186,609            11,360,632
                                                                          --------------      ----------------
         Net cash used in investing activities                                (8,232,609)            6,912,402
                                                                          --------------      ----------------

Cash flows from financing activities:
   Net borrowings under line of credit agreement                               5,200,000             1,297,153
   Payments of notes payable                                                           0           (10,569,024)
                                                                          --------------      ----------------
         Net cash used in financing activities                                 5,200,000            (9,271,871)
                                                                          --------------      ----------------

         Decrease in cash and cash equivalents                                  (273,778)             (341,335)
Cash and cash equivalents at beginning of period                                 462,847               986,024
                                                                          --------------      ----------------
Cash and cash equivalents at end of period                                $      189,069      $        644,689
                                                                          ==============      ================

Supplemental disclosure of cash flow information:
   Cash paid during the period:
      Interest                                                            $      345,655      $        645,777
      Income taxes                                                        $      679,463      $        528,636
   Non-cash activities:
      Exchange of note for equipment and inventory                        $         -         $        207,800

                           MEXICAN RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.         BASIS OF PRESENTATION

                     In the opinion of Mexican Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of October 3, 1999, and the consolidated statements of income and cash flows for the 39-week and 13-week periods ended October 3, 1999 and September 27, 1998. The consolidated statements of income for the 39-week and 13-week periods ended October 3, 1999 are not necessarily indicative of the results to be expected for the full year.


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

                     Future minimum lease payments under the non-cancelable operating lease are:
                               1999........................$   273,125
                               2000........................$ 1,114,350
                               2001........................$ 1,136,200
                               2002........................$ 1,158,924
                               2003........................$ 1,181,648
                               Thereafter..................$12,465,557
                                                           -----------
                                                           $17,329,804
                                                           ===========

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

                                                39-WEEKS          39-WEEKS
                                                  ENDED             ENDED
                                                 10/03/99          9/27/98

           Revenues............................$44,947,471       $41,702,507
           Net Income..........................$ 1,750,982       $ 1,774,581
           Diluted income per share............$      0.49       $      0.49

                     The pro forma information does not purport to be indicative of results of operations which would have occurred had the acquisition been consummated on the date indicated or future results of operations.

                     Allocation of purchase price for La Senorita is as follows:

           Working Capital.....................................$    149,902
           Furniture, Fixtures & Equipment.....................$  1,209,214
           Goodwill............................................$  2,640,328
           Other...............................................$    210,402
                                                               ------------
                                                               $  4,209,846

6          INFREQUENT ITEMS

                     The 39week period ended October 3, 1999 includes infrequently occurring income and expenses consisting of three items that increase operating income in the aggregate by $295,289. First, the Company sold one restaurant to the State of Texas (by eminent domain) for $1,150,000, resulting in a gain of $519,685. Second, the Company recorded an impairment provision in the amount of $142,396 relating to the impairment of assets at closed restaurants. Third, as part of the Company's decision to consolidate with a single outsourcing firm its accounting process, the Company settled one of its old outsourcing accounting contract for $82,000.

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

RESULTS OF OPERATIONS

                     Revenues. The Company's revenues for the third quarter of fiscal 1999 were up $3.9 million or 33.3% to $15.8 million compared with the same quarter a year ago. Restaurant sales for the third quarter of 1999 were up $3.8 million compared with the same quarter a year ago, to $15.4 million. La Senorita, which was acquired on April 30, 1999, contributed $2.2 million in restaurant sales in the third quarter of fiscal 1999. Six new restaurants were opened, one restaurant was acquired from a franchisee and two restaurants were closed (leases expired) since the end of the third quarter of fiscal 1998. Total system sales at restaurants operating in both fiscal quarters (same-stores) decreased 1.2% over last year's same quarter. Company-owned same-store sales for the quarter decreased 2.5%. Franchise-owned same-stores sales for the quarter increased 0.4%. Due to the Company's focus on its development of higher volume Tortuga Coastal Cantina and La Senorita restaurants, company-owned average weekly unit sales increased 9.3%.

                     On a year-to-date basis, the Company's revenues were up $7.0 million or 19.7% to $42.6 million compared with the same quarter a year ago. Year-to-date restaurant sales were up $6.7 million compared with the same period a year ago, to $41.5 million. Year-to-date total system same-store sales decreased 0.4%. Company-owned same-store sales for the year-to-date period decreased 2.7%. Franchise-owned same-store sales for the year-to-date period increased 2.2%.
           Year-to-date company-owned average weekly unit sales increased 5.5%.

                    Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also includes paper and supplies, increased as a percentage of restaurant sales in the third quarter of 1999 to 28.6% as compared with 27.6% in the same quarter in 1998. The increase was primarily due to higher costs of sales associated with new store development, the acquisition of La Senorita and the non core stores located in Idaho (3) and Tennessee (1). Moreover, cheese and produce costs were higher in the third quarter of 1999 compared with the same quarter in 1998.

                    On a year-to-date basis, cost of sales increased to 28.1% of restaurant sales compared with 27.2% in the same period a year ago. The increase was primarily due to the same factors discussed above.

                    Labor and other related expenses increased as a percentage of restaurant sales by 80 basis points to 33.6% in the third quarter of 1999 as compared with 32.8% in the same quarter in 1998. Again, the increase was primarily due to higher labor associated with new store development, the acquisition of La Senorita and the non core stores located in Idaho (3) and Tennessee (1).

                    On a year-to-date basis, labor and other related expenses increased 40 basis points to 33.7% as compared with 33.3% in the same period a year ago. The increase was primarily due to the same factors discussed above.

                     Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance and advertising, decreased as a percentage of restaurant sales by 60 basis points to 22.5% in the third quarter of 1999 as compared with 23.1% in the same quarter in 1998. The decrease was primarily due to advertising, couponing and utilities, offset by higher property taxes.

                     On a year-to-date basis, restaurant operating expenses increased 40 basis points to 22.1% as compared with 21.7% in the same period a year ago. The increase was primarily due to last year's $11.5 million sale and leaseback transaction (closed on June 30, 1998) which increased rent expense. Improvements in other restaurant operating expenses, however, mitigated the increase in rent expense. The increase in rent expense was partially offset by a reduction in interest and depreciation expense.

                     General and administrative expenses decreased as a percentage of total revenues by 100 basis points to 7.6% in the third quarter of 1999 as compared with 8.6% in the same quarter in 1998. The decrease was primarily due to an adjustment to bonuses accrued in the earlier quarters. The prior year's third quarter included a $60,000 one time recovery of previously taken special charges. Without the bonus and special charges adjustments, general and administrative expenses as a percentage of total revenue would have been 8.5% for the third quarter 1999 and 9.1% for the third quarter 1998.

                     On a year-to-date basis, general and administrative expenses decreased as a percentage of total revenues by 10 basis points to 8.7% compared with 8.8% in the same period a year ago.

                     Depreciation and amortization expense increased as a percentage of total revenues by 30 basis points to 2.8% in the third quarter of 1999 as compared with 2.5% in the same quarter in 1998.

                     On a year-to-date basis, depreciation and amortization decreased as a percentage of total revenue by 20 basis points to 2.6% compared with 2.8% in the same period a year ago. This decrease results primarily from the sale and leaseback transaction involving the sale and lease back of land, building and improvements of 13 Company-owned restaurants. The leases are classified as operating leases.

                     Pre-open costs decreased as a percentage of total revenue by 20 basis points to 0.7% in the third quarter of 1999 compared with 0.9% in the same quarter in 1998.

                     On a year-to-date basis, pre-open costs remained constant at 0.6% compared with the same period a year ago.

                     On a year-to-date basis, infrequently occurring (income) and expense consist of three items that increase operating income in the aggregate by $295,289. The Company sold one restaurant to the State of Texas (by eminent domain) for $1,150,000, resulting in a gain of $519,685. The Company recorded an impairment provision in the amount of $142,396 relating to the impairment of assets at closed restaurants. As part of the Company's decision to consolidate with a single outsourcing firm its accounting process, the Company settled its old outsourcing accounting contract for $82,000.

                     Other Income (Expense). Net other income (expense) decreased from income to an expense on a comparable basis with the third quarter a year ago. The change from income to expense was primarily due to last year's $11.5 million sale and leaseback transaction, the proceeds of which were used to pay off long-term debt, thus reducing interest expense. Since the third quarter of 1998, new interest expense has been incurred due to new restaurant development and the acquisition of La Senorita.

                      On a year-to-date basis, net other expense decreased as a percentage of total revenues by 30 basis points to 0.6% in the third quarter of 1999 compared with 0.9% in the same quarter a year ago. The decrease was primarily due to the same factors discussed above.

                     Income Tax Expense. The Company's effective tax rate for the third quarter 1999 was 38.5%, comparable with the same quarter a year ago.

LIQUIDITY AND CAPITAL RESOURCES

                     Net cash provided by operating activities was $2.8 million for the 39 week period ended October 3, 1999, compared to $2.0 million for the same period last year. As of October 3, 1999, the Company had a working capital deficit of $1.9 million, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                     During the first 39 weeks of 1999, capital expenditures on property, plant and equipment were approximately $5.2 million as compared to $4.5 million for the same period in 1998. Capital expenditures included the remodeling of seven restaurants. No additional remodels are planned for the remainder of the fiscal year. One previously closed restaurant was reopened after a concept conversion (from a Casa Ole to a Monterey's Little Mexico) and another concept conversion is under construction and will reopen in the first quarter of fiscal year 2000. Four new restaurants opened during the 39 week period of 1999. Just after the third quarter ended, a fifth new restaurant was opened. No new restaurants are currently under construction, but the Company has secured the sites for two new restaurants and is currently under negotiations on another site. Additionally, the Company had cash outlays for necessary replacement of equipment and leasehold improvements in various older units. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $1.5 million.

                     On April 30, 1999, the Company closed on its acquisition of La Senorita Restaurants. The Company paid approximately $4.2 million, including closing costs. The Company acquired the operations of five company-owned restaurants, a general partnership interest in a sixth restaurant, and the rights to the La Senorita franchise system.

                     The Company increased its revolving credit facility with Bank of America (formerly NationsBank) from $9.0 million to $10.0 million. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.35% on the unused portion of the revolver from the date of the credit agreement. Within the terms of the credit agreement, the Company must meet certain financial covenants. Approximately $4.0 million of the revolver was used on April 30, 1999 for the acquisition of La Senorita Restaurants. The Company currently has $1.9 million available under the revolver.

                     The Company also has a $14.5 million forward commitment agreement with Franchise Finance Corporation of America ("FFCA"). At October 3, 1999, the Company had approximately $12.2 million available under the FFCA forward commitments.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                     The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amount outstanding at October 3, 1999, a 1% change in interest rates would change interest expense by $40,150.

                     PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)    EXHIBITS

                  Exhibit
                  Number             Document Description
                  ------             --------------------
                  27.1               Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MEXICAN RESTAURANTS, INC.


Dated:  November 15, 1999                             By: /s/ LOUIS P. NEEB
Louis P. Neeb                                         -------------------------
Chairman of the Board
& Chief Executive Officer
 (Principal Executive Officer)


Dated:  November 15, 1999                             By: /s/ ANDREW J. DENNARD
Andrew J. Dennard                                     -------------------------
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

                           EXHIBIT INDEX


                  Exhibit
                  Number             Document Description
                  ------             --------------------
                  27.1               Financial Data Schedule