Form 10-K
period 2000-01-02
MEXICAN RESTAURANTS INC
filed 2000-04-03
CIK 1009244

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

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2000

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
                                (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on March 20, 2000 was $6,489,372. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. Number of shares outstanding of each of the issuer's classes of common stock, as of March 20, 2000: 3,597,705 shares of common stock, par value $.01.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held May 23, 2000, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.




================================================================================

                                     PART 1

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K under "Item 1. Business", "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Mexican Restaurants, Inc. (the "Company"), its area developers, market partners, franchisees and restaurants to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; area developers' adherence to development schedules; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with government regulations; regional weather conditions; construction schedules; and other factors referenced in the Form 10-K. The use in this Form 10-K of such words as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees and its area developers, market partners and franchisees and the manner in which they operate and develop stores.

ITEM 1. BUSINESS

GENERAL

         Mexican Restaurants, Inc. (formerly Casa Ole Restaurants, Inc., the "Company") was incorporated under the laws of the State of Texas in February 1996, and had its initial public offering in April 1996. The Company operates as a holding company for 16 corporations and conducts substantially all of its operations through its subsidiaries. All references to the Company include the Company and its subsidiaries, unless otherwise stated.

         The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience, under the names Casa Ole, Monterey's Tex-Mex Cafe, Monterey's Little Mexico, Tortuga Coastal Cantina and La Senorita. The Casa Ole, Monterey, Tortuga and La Senorita concepts have been in business for 28, 45, 6 and 21 years, respectively. Today the Company operates 56 restaurants and franchises 35 restaurants in various communities across Texas, Louisiana, Oklahoma, Idaho and Michigan. The Casa Ole', Monterey and La Senorita restaurants are designed to appeal to a broad range of customers, and are located primarily in small and medium-sized communities and middle-income areas of larger markets. The Tortuga Coastal Cantina restaurants also appeal to a broad range of customers and are primarily located in Houston suburban markets. The restaurants offer fresh, quality food, affordable prices, friendly service and comfortable surroundings. Menus feature a variety of traditional Mexican and Tex-Mex selections; complemented by the Company's own original Mexican-based recipes designed to have broad appeal. The Company believes that the established success of the Company in existing markets, its focus on middle-income customers, and the skills of its management team provide significant opportunities to realize the value inherent in the Mexican restaurant market, increase revenues in existing markets, and through opportunistic acquisitions, penetrate new markets.

         On April 30, 1999, the Company purchased for $4.0 million in cash and the assumption of certain liabilities 100% of the outstanding stock of La Senorita Restaurants, a Mexican restaurant chain operated in the State of Michigan. La Senorita operates five company-owned restaurants, and has four franchise restaurants.

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

         The menus feature a wide variety of entrees including enchiladas, combination platters, burritos, fajitas, coastal seafood and other house specialties. The menu also includes soup, salads, appetizers and desserts. From time to time the Company also introduces new dishes designed to keep the menus fresh. Alcoholic beverages are served as a complement to meals and represent a range of less than 5% of sales at its more family oriented locations, and up to 20% in its more casual dining locations. At Company-owned restaurants the dinner menu entrees presently range in price from $3.95 to $13.95, with most items priced between $4.95 and $6.95. Lunch prices at most Company-owned restaurants presently range from $3.95 to $7.95.

         ATMOSPHERE AND LAYOUT. The Company emphasizes an attractive interior and exterior design for each of its restaurants. The typical restaurant has an inviting and interesting Mexican exterior. The interior decor is comfortable Mexican in appearance to reinforce the perceived value of the dining experience. Stucco, tile floors, carpets, plants and a variety of paint colors are integral features of each restaurant's decor. These decor features are incorporated in a floor plan designed to provide a comfortable atmosphere. The Company's restaurant designs are sufficiently flexible to accommodate a variety of available sites and development opportunities, such as malls, end-caps of strip shopping centers and free standing buildings, including conversions. The physical facility is also designed to serve a high volume of customers in a relatively limited period of time. The Company's restaurants typically range in size from approximately 4,000 to 5,600 square feet, with an average of approximately 4,500 square feet and a seating capacity of approximately 180.

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

         In implementing its new unit expansion strategy, the Company may use a combination of franchised and Company-owned restaurants. The number of such restaurants developed in any period will vary. The Company believes that a mix of franchised and Company-owned restaurants would enable it to realize accelerated expansion opportunities, while maintaining majority or sole ownership of a significant number of restaurants. Generally the Company does not anticipate opening franchised and Company-owned restaurants within the same market. In seeking franchisees, the Company will continue to primarily target experienced multi-unit restaurant operators with knowledge of a particular geographic market and financial resources sufficient to execute the Company's development strategy.

         During 1999 the Company ended its market partner relationship in Idaho, and no new market partner relationships are planned for fiscal year 2000.

         In adding to its Company-owned restaurants, the Company anticipates it will continue to selectively acquire existing franchised restaurants. During fiscal 1999, the Company acquired a franchised restaurant in San Marcos, Texas and converted that restaurant into a Tortuga Coastal Cantina.

         SELECTIVE ACQUISITIONS. The Company's third growth objective is to seek selective acquisitions that meet its growth goals of increasing penetration in existing markets and/or entering new markets. Following this strategic approach to growth the Company purchased 100% of the outstanding stock of Monterey's Acquisition Corp. ("MAC") on July 2, 1997. The Company purchased the shares of common stock of MAC for $4.0 million, paid off outstanding debt and accrued interest totaling $7.1 million and funded various other agreed-upon items approximating $500,000. At the time of the acquisition, MAC owned and operated 26 restaurants in Texas and Oklahoma.

         On April 30, 1999, the Company purchased 100% of the outstanding stock of La Senorita Restaurants, a Mexican restaurant chain operated in the State of Michigan. The Company purchased the shares of common stock of La Senorita for $4.0 million. The transaction was funded with the Company's revolving line of credit with Bank of America. La Senorita operates five company-owned restaurants, and has four franchise restaurants. One of the franchise restaurants is owned by a general partnership in which the parent company has a 17.5% limited interest.

         The Company does not currently anticipate making any acquisitions during fiscal year 2000.


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


         The Company believes that a sufficient number of suitable sites are available for Company and franchise development in existing markets. Based on its current planning and market information, the Company has already opened one new restaurant and plans to open one more restaurant in fiscal year 2000 and believes that its franchisees will open one to two additional restaurants. The anticipated total investment for a 4,200 to 5,600 square foot restaurant, including land, building, equipment, signage, site work, furniture, fixtures and decor ranges between $1.4 and $2.1 million (including capitalized lease value). Additionally, training and other pre-opening costs are anticipated to approximate $50,000 per location. The cost of developing and operating a Company restaurant can vary based upon fluctuations in land acquisition and site improvement costs, construction costs in various markets, the size of the particular restaurant and other factors. Although the Company anticipates that development costs associated with near-term restaurants will range between $1.4 and $2.1 million, there can be no assurance of this. Where possible, the Company uses build to suit, lease conversion or sale and leaseback transactions to limit its cash investment to approximately $500,000 per location.

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

         As of January 2, 2000, the Company employed approximately 2,500 people, of whom 2,460 were restaurant personnel at the Company-owned restaurants and 40 were corporate personnel. The Company considers its employee relations to be good. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company's employees are not covered by a collective bargaining agreement.

         TRAINING AND QUALITY CONTROL. The Company requires its hourly employees to participate in a formal training program carried out at the individual restaurants, with the on-the-job training program varying from three days to two weeks based upon the applicable position. Managers of both Company-owned and franchised restaurants are trained at one of the Company's specified training stores by that store's general manager and then certified upon completion of a four to six week program that encompasses all aspects of restaurant operations as well as personnel management and policy and procedures, with special emphasis on quality control and customer relations. To evaluate ongoing employee service and provide rewards to employees, the Company employs a "mystery shopper" program which consists of two anonymous visits per month per restaurant. The Company's franchise agreement requires each franchised restaurant to employ a general manager who has completed the Company's training program at one of the Company's specified training stores. Compliance with the Company's operational standards is monitored for both Company-owned and franchised restaurants by random, on-site visits by corporate management, regular inspections by regional supervisors, the ongoing direction of a corporate quality control manager and the mystery shopper program.

         MARKETING AND ADVERTISING. The Company believes that when media penetration is achieved in a particular market, investments in radio and television advertising can generate significant increases in revenues in a cost-effective manner. During fiscal 1999, the Company spent approximately 3.2% of restaurant revenues on various forms of advertising. For fiscal 2000, the Company expects to spend approximately 3.5% of restaurant revenues on advertising. Besides radio and television, the Company makes use of in-store promotions, involvement in community activities, and customer word-of-mouth to maintain their performance. Achieving effective media penetration in each market which it enters is a key component of the Company's expansion strategy.

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

FRANCHISING

         The Company currently has 17 franchisees operating a total of 35 restaurants. In 1999 the Company's franchisees opened one restaurant and closed one restaurant. The Company also purchased one franchise restaurant, located in San Marcos, Texas, and converted it into a Tortuga Coastal Cantina. As of March 20, 2000, two franchise restaurant locations are under consideration. Franchising allows the Company to expand the number of stores and penetrate markets more quickly and with less capital than developing Company-owned stores. Franchisees are selected on the basis of various factors, including business background, experience and financial resources. In seeking new franchisees, the Company targets experienced multi-unit restaurant operators with knowledge of a particular geographic market and financial resources sufficient to execute the Company's development schedule. Under the current franchise agreement, franchisees are required to operate their stores in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. In addition, franchisees are required to purchase, directly from the Company or its authorized agent, spice packages for use in the preparation of certain menu items, and must purchase certain other items from approved suppliers unless written consent is received from the Company.

         FRANCHISE AGREEMENTS. The Company enters into a franchise agreement with each franchisee which grants the franchisee the right to develop a single store within a specific territory at a site approved by the Company. The franchisee then has limited exclusive rights within the territory. Under the Company's current standard franchise agreement, the franchisee is required to pay a franchise fee of $25,000 per restaurant. The current standard franchise agreement provides for an initial term of 15 years (with a limited renewal option) and payment of a royalty of 3% to 5% of gross sales. The termination dates of the Company's franchise agreements with its existing franchisees currently range from 2000 to 2015. The Company is considering modifying its franchise agreement to accommodate the Tortuga Coastal Cantina concept.

         Franchise agreements are not assignable without the prior written consent of the Company. Also, the Company retains rights of first refusal with respect to any proposed sales by the franchisee. Franchisees are not permitted to compete with the Company during the term of the franchise agreement and for a limited time, and in a limited area, after the term of the franchise agreement. The enforceability and permitted scope of such noncompetition provisions varies from state to state. The Company has the right to terminate any franchise agreement for certain specific reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws, however, limit the ability of a franchisor to terminate or refuse to renew a franchise. See "Item 1. Business--Government Regulation."

         Prior forms of the Company's franchise agreements may contain terms that vary from those described above, including with respect to the payment or nonpayment of advertising fees and royalties, the term of the agreement, and assignability, noncompetition and termination provisions.

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

         AREA DEVELOPERS. The area development agreement is an extension of the standard franchise agreement. The area development agreement provides area developers with the right to execute more than one franchise agreement in accordance with a fixed development schedule. Restaurants established under these agreements must be located in a specific territory in which the area developer will have limited exclusive rights. Area developers pay an initial development fee generally equal to the total initial franchise fee for the first franchise agreement to be executed pursuant to the development schedule plus 10% of the initial franchise fee for each additional franchise agreement to be executed pursuant to the development schedule. Generally the initial development fee is not refundable, but will be applied in the proportions described above to the initial franchise fee payable for each franchise agreement executed pursuant to the development schedule. New area developers will pay monthly royalties for all restaurants established under such franchise agreements on a declining scale generally ranging from 5% of gross sales for the initial restaurant to 3% of gross sales for the fourth restaurant and thereafter as additional restaurants are developed. Area development agreements are not assignable without the prior written consent of the Company. The Company will retain rights of first refusal with respect to proposed sales of restaurants by the area developers. Area developers are not permitted to compete with the Company. If an area developer fails to meet its development schedule obligations, the Company can, among other things, terminate the area development agreement or modify the territory in the agreement. The Company is not currently seeking new area developers. The Company currently has two area developers operating a total of twelve restaurants.



MARKET PARTNER PROGRAM

         The Company ended its only market partner agreement with its market partner in Idaho. That agreement, which was entered into in fiscal year 1997, resulted in four restaurants in the State of Idaho. One restaurant, developed by this market partner, in Pocatello, Idaho, was closed in fiscal year 1997 and is currently for sale. The remaining three restaurants, which are 100% owned by the Company, are considered by the Company to be non-core restaurants. The Company does not plan to enter into any market partner agreements in fiscal year 2000.

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

GOVERNMENT REGULATION

         Each Company restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments relating to the development and operation of restaurants. These include regulations pertaining to the environmental, building and zoning requirements in the preparation and sale of food. The Company is also subject to laws governing the service of alcohol and its relationship with employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Difficulties or failures in obtaining the required construction and operating licenses, permits or approvals could delay or prevent the opening of a specific new restaurant. The Company believes that it is operating in substantial compliance with applicable laws and regulations that govern its operations.

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

         The Company is subject to various local, state and federal laws regulating the discharge of pollutants into the environment. The Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations. The Company conducts environmental audits of each proposed restaurant site in order to determine whether there is any evidence of contamination prior to purchasing or entering into a lease with respect to such site. To date the Company's operations have not been materially adversely affected by the cost of compliance with applicable environmental laws.

TRADEMARKS, SERVICE MARKS AND TRADE DRESS

         The Company believes its trademark, service marks and trade dress have significant value and are important to its marketing efforts. It has registered the trademarks for "Casa Ole", "Casa Ole Mexican Restaurant", "Monterey's Tex-Mex Cafe", "Monterey's Little Mexico", "Tortuga Cantina" and "La Senorita" with the U.S. Patent Office.


ITEM 2. PROPERTIES

         The Company's executive offices are located in approximately 6,200 square feet of office space in Houston, Texas. The offices are currently leased by the Company from CO Properties No. 3, a Texas partnership owned by Larry N. Forehand and Michael D. Domec, under a gross lease (where the landlord pays utilities and property taxes) expiring in May 2000, with rental payments of $1.00 per square foot per month. The Company is planning on exercising a one year renewal option. See "Notes to Consolidated Financial Statements--Related Party Transactions." The Company believes that its properties are suitable and adequate for its operations.

         The Company owns the land and buildings on three restaurant locations with the balance of locations on leased sites. Two of the owned restaurants are closed and for sale. One restaurant was closed in fiscal year 1997 and the other was closed during the first quarter of fiscal year 2000. Another previously owned restaurant site was sold for approximately $1.1 million to the State of Texas in 1999. The Company will continue to operate the restaurant at the site on a short-term basis until the land is required by the state. Real estate leased for Company-owned restaurants is typically leased under triple net leases that require the Company to pay real estate taxes and utilities, to maintain insurance with respect to the premises and in certain cases to pay contingent rent based on sales in excess of specified amounts. Generally the non-mall locations for the Company-owned restaurants have initial terms of 10 to 20 years with renewal options.

RESTAURANT LOCATIONS

         At January 2, 2000, the Company's system of Company-operated and franchised restaurants included 91 restaurants. As of such date, the Company operated and franchised Casa Ole restaurants in the States of Texas, Louisiana and Tennessee. As of such date, the Company operated Monterey's Tex-Mex Cafe and Monterey's Little Mexico restaurants in the States of Texas, Oklahoma and Idaho, and Tortuga Coastal Cantina restaurants in the State of Texas. The Company also operated and franchised La Senorita restaurants in the State of Michigan. The Company's portfolio of restaurants is summarized below:

                  CASA OLE
                           Company-operated                        17 Leased

                           Franchised                              31
                                                                   --

                                    TOTAL                          48
                                                                   ==

                  MONTEREY'S TEX-MEX CAFE
                           Company-operated                         8 Leased
                                                                   --

                                    TOTAL                           8
                                                                   ==

                  MONTEREY'S LITTLE MEXICO
                           Company-operated                         1 Owned
                                                                   16 Leased
                                                                   --

                                    TOTAL                          17
                                                                   ==

                  TORTUGA COASTAL CANTINA
                           Company-operated                         9 Leased
                                                                   --

                                    TOTAL                           9
                                                                   ==

                  LA SENORITA
                           Company-operated                         5 Leased
                           Franchised                               4
                                                                   --

                                    TOTAL                           9
                                                                   ==


                                    GRAND TOTAL                    91
                                                                   ==


ITEM 3. LEGAL PROCEEDINGS

         Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

         From time to time the Company is party to certain legal proceedings arising in the ordinary course of business. Although the amount of any liability that could arise with respect to these proceedings cannot be predicted accurately, in the opinion of the Company, any liability that might result from existing claims will not have a material adverse effect on the Company or its business. Nevertheless, a future lawsuit or claim could result in a material adverse effect on the Company or its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended January 2, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "CASA." The following table sets forth the range of quarterly high and low closing sale prices of the Company's Common Stock on the Nasdaq National Market during each of the Company's fiscal quarters since December 29, 1997.


                                                                            HIGH         LOW
                                                                         ----------   ----------
FISCAL YEAR 1998:
     First Quarter (ended March 29, 1998) ............................        4 7/8        3 3/4
     Second Quarter (ended June 28, 1998) ............................        5 7/8        4 3/4
     Third Quarter (ended September 27, 1998) ........................        5 3/8            4
     Fourth Quarter (ended January 3, 1998) ..........................       5 1/16            4

FISCAL YEAR 1999:
     First Quarter (through April 4, 1999) ...........................        4 1/2       3 7/16
     Second Quarter (ended July 4, 1999) .............................       4 9/16        3 1/4
     Third Quarter (ended October 3, 1999) ...........................      4 15/16        3 3/4
     Fourth Quarter (ended January 2, 2000) ..........................       4 7/16        3 1/4

FISCAL YEAR 2000:
     First Quarter (through March 20, 2000) ..........................      3 13/16        3 3/8

         As of March 20, 2000, the Company estimates that there were approximately 900 beneficial owners of the Company's Common Stock, represented by approximately 33 holders of record.

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


ITEM 6. SELECTED FINANCIAL DATA

         Balance sheet data as of December 29, 1995, December 27, 1996, December 28, 1997, January 3, 1999 and January 2, 2000, and income statement data for the fiscal years then ended have been derived from combined and consolidated financial statements audited by KPMG LLP, independent certified public accountants. The selected unaudited pro forma financial information presented below is for informational purposes only and may not necessarily be indicative of the results of operations and financial position of the Company as they may be in the future. The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Consolidated Financial Statements and the Notes thereto included in Item 8. hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. hereof.

                                                                         FISCAL YEARS
                                                                         ------------
                                                   1995         1996         1997         1998(1)         1999
                                                ----------   ----------   ----------    ----------    ----------
                                                            (Dollars in thousands, except per share amounts)
INCOME STATEMENT DATA(2):
Revenues:
  Restaurant sales ..........................   $   16,691   $   17,574   $   34,301    $   47,000    $   55,997
  Franchise fees and royalties ..............          999          891        1,029         1,120         1,469
                                                ----------   ----------   ----------    ----------    ----------
         Total revenues .....................       17,690       18,465       35,330        48,120        57,466
                                                ----------   ----------   ----------    ----------    ----------
Costs and expenses:
  Cost of sales .............................        4,199        4,208        8,954        12,899        15,774
  Restaurant operating expenses .............        9,791        9,609       19,231        25,611        31,448
  General and administrative ................        1,987        2,081        3,632         4,429         5,191
  Depreciation and amortization .............          266          208        1,245         1,654         2,003
  Restaurant closure costs ..................           --           --          432            --         1,493
                                                ----------   ----------   ----------    ----------    ----------

         Total costs and expenses ...........       16,243       16,106       33,494        44,593        55,909
                                                ----------   ----------   ----------    ----------    ----------

Infrequently occurring income (expense)
  Items, net ................................           --           --           --            --           437
                                                ----------   ----------   ----------    ----------    ----------

Operating income ............................        1,447        2,359        1,836         3,527         1,994
Other income (expense) ......................           32          367         (171)         (385)         (534)
                                                ----------   ----------   ----------    ----------    ----------

Income before income tax expense ............   $    1,479   $    2,726   $    1,665    $    3,142    $    1,460
                                                ==========   ==========   ==========    ==========    ==========

Extraordinary item ..........................   $       --   $       --   $       --    $       40    $       --
                                                ==========   ==========   ==========    ==========    ==========

Net income ..................................   $    1,404   $    1,868   $    1,015    $    1,973    $      833
                                                ==========   ==========   ==========    ==========    ==========

Pro forma net income (3) ....................   $    1,449   $    1,819
                                                ==========   ==========

Net income per share (diluted) (4) ..........   $     0.52   $     0.53   $     0.28    $     0.55    $     0.23
                                                ==========   ==========   ==========    ==========    ==========


                                                                         FISCAL YEARS
                                                                         ------------
                                                   1995         1996          1997          1998          1999
                                                ----------   ----------   ----------    ----------    ----------
                                                                         (Dollars in thousands)
BALANCE SHEET DATA:
Working capital .............................   $      618   $    6,857   $   (2,023)   $   (1,047)   $   (1,484)
Total assets ................................   $    2,858   $   12,146   $   26,508    $   23,421    $   31,043
Long-term debt, less
  current portion ...........................   $       62   $       --   $   10,107    $    2,870    $    8,963
Total stockholders' equity ..................   $    1,934   $   10,720   $   11,735    $   13,559    $   14,392

---------------

(1) The fiscal year 1998 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

(2) The Company's audited financial statements for fiscal year 1995 include the results of operations of four restaurants that were closed prior to the Company's public offering. These restaurants did not conform to the Company's operating model at the time of the offering in one or more important respects (such as location demographics, exterior identification or menu format) or were operated by persons other than shareholders of the Company (the "Non-contributed Restaurants"). Although the operations of the Non-contributed Restaurants affected the Company's results of operations in fiscal year 1995, the majority of the costs associated with the closure of these restaurants impacted fiscal 1993 and fiscal 1994. Two Non-contributed Restaurants were closed during each of fiscal 1994 and fiscal 1995. The Non-contributed Restaurants located in Abilene and Midland were managed by persons other than the shareholders of the prior corporations, and the Midland restaurant lacked the signage and other elements of the exterior decor associated with the Casa Ole concept. The other Non-contributed Restaurants, located in Lubbock and The Woodlands, were in-line shopping center locations. The Midland restaurant also featured an upscale menu, while The Woodlands restaurant was located in an affluent suburb of Houston. Summarized operating results of the Non-contributed Restaurants included in the above combined financial data are as follows:


                                                           FISCAL YEARS
                                                           ------------
                                     1995          1996        1997        1998        1999
                                   ---------    ---------   ---------   ---------   ---------
Revenues .......................   $     432    $      --   $      --   $      --   $      --
Restaurant closure costs .......          --           --          --          --          --
Net loss .......................        (194)          --          --          --          --


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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" above for additional factors relating to such statements.

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

GENERAL

         The Company was organized under the laws of the State of Texas on February 16, 1996. Pursuant to the reorganization of the Company in preparation for the initial public offering, the shareholders of the prior corporations contributed to the Company all outstanding shares of capital stock of each corporation, and the Company issued to such shareholders in exchange therefor an aggregate of 2,732,705 shares of its Common Stock. The exchange transaction was completed April 24, 1996, and, as a result, the corporations became wholly-owned subsidiaries of the Company, and each shareholder of the Company received a number of shares of Common Stock in the Company.

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

FISCAL YEAR

         The Company has a 52/53 week fiscal year ending on a Sunday nearest December 31. References in this Report to fiscal 1997, 1998 and 1999 relate to the periods ended December 28, 1997, January 3, 1999 and January 2, 2000, respectively. Fiscal years 1997 and 1999 presented herein consisted of 52 weeks. Fiscal year 1998 consisted of 53 weeks.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

         REVENUES. Fiscal 1999 revenues increased $9.3 million or 19.4% to $57.5 million. Restaurant sales increased $9.0 million or 19.1% to $56.0 million. La Senorita, which was acquired on April 30, 1999, contributed $5.3 million in restaurant sales. Five new restaurants were opened, one restaurant was reopened, and two restaurant were closed (leases expired) during the year. Total system same-store sales (including La Senorita) were down 1%. Company-owned same store sales were down 2.1% and franchise-owned same-store sales were up 0.5%. Due to new store development of higher volume Tortuga Coastal Cantina and La Senorita restaurants, company-owned average weekly sales increased 5.5%.

         Franchise fees and royalties increased 19.2% or $205,000 to $1.3 million. Two franchise restaurants were closed (one of which was acquired by the Company and converted into a Tortuga Coastal Cantina), one franchise restaurant was opened and four franchise restaurants were acquired through the La Senorita acquisition.

         COSTS AND EXPENSES. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased 80 basis points to 28.2% compared with 27.4% in fiscal 1998. The increase was primarily due to higher costs of sales associated with new store development, the acquisition of La Senorita and the non-core stores located in Idaho and Tennessee. Cheese prices were also higher during fiscal year 1999.

          Labor and other related expenses increased 50 basis points to 33.5% compared with 33.0% in fiscal 1998. Again, the increase was primarily due to higher labor costs associated with new store development, the acquisition of La Senorita and the non-core stores located in Idaho and Tennessee.

         Restaurant operating expenses increased 110 basis points to 22.6% compared with 21.5% in fiscal 1998. The increase was primarily due to last year's $11.5 million sale and leaseback transaction (closed on June 25, 1998) which increased rent expense.

         General and administrative expenses (G&A) decreased 20 basis points to 9.0% compared with 9.2% in fiscal year 1998. The decrease was primarily due to the absorption of general and administrative expenses over a larger revenue base. Fiscal year 1999 included $62,000 in write-offs of site development costs and fiscal year 1998 included a $60,000 recovery of a previously taken special charge.

         Depreciation and amortization increased 30 basis points to 3.0% compared with 2.7% in fiscal 1998. This increase is primarily due to the La Senorita acquisition. Further, five new restaurants were opened and nine restaurants were remodeled.

         Pre-opening costs decreased 30 basis points to 0.5% compared with 0.8% in fiscal 1998. The prior year was impacted by the adoption of AICPA Statement of Position 98-5, "Reporting on the costs of Start-up Activities" ("SOP 98-5"), which requires that costs of start-up activities be expensed as incurred.

         During fiscal year 1999, the Company evaluated certain properties and restaurants to determine if continued operation was consistent with the Company's strategy. As a result of this exercise, it was determined that certain assets were impaired and the Company expensed $1.5 million related to restaurant closure and asset impairment costs.

         Infrequently occurring (income) and expense consisted of two items that increased operating income in the aggregate by $437,684. The Company sold one restaurant to the State of Texas (by eminent domain) for $1,150,000, resulting in a gain of $519,685. As part of the Company's decision to consolidate with a single outsourcing firm its accounting process, the Company settled its old outsourcing contract for $82,000.

         OTHER INCOME (EXPENSE). Net other expense increased 10 basis points to 0.9% compared with 0.8% in fiscal 1998.

         INCOME TAX EXPENSE. The Company's effective tax rate for fiscal 1999 was 42.9% compared with 38.5% in fiscal 1998. The higher rate is due to the effect of permanent tax differences on lower income before taxes.


FISCAL 1998 COMPARED TO FISCAL 1997

         REVENUES. Fiscal 1998 revenues increased $12.8 million or 36.2% to $48.1 million. Restaurant sales increased $12.7 million or 37.0% to $47.0 million, reflecting the full year results of MAC. On a comparable basis, total system sales at restaurants operating in both fiscal years ("same-stores") were up 2.44%. Franchise-owned same-stores sales were up 4.76%. Company-owned same-store sales were up 0.6%. Restaurant sales were adversely impacted by the opening and operation of a Texas Casa Ole franchise restaurant by a director and franchisee of the Company. Fiscal 1998 sales at two nearby Company-owned stores decreased by approximately $700,000 from fiscal 1997. The Company estimates that the Company's after tax net income was reduced by $193,000 (after offsetting franchise income) or $0.05 on a per share basis.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company met fiscal 1999 capital requirements with cash generated by operations, with draws on its credit facilities and with sale and leaseback financing. In fiscal 1999, the Company's operations generated approximately $3.6 million in cash, as compared with $2.1 million in fiscal 1998 and $2.6 million in fiscal 1997. As of January 2, 2000, the Company had a working capital deficit of approximately $1.5 million, compared with a working capital deficit of approximately $1.0 million at January 3, 1999. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

         The Company's principal capital requirements are the funding of new restaurant development or acquisitions and remodeling of older units. During fiscal 1999, capital expenditures on property, plant and equipment were approximately $7.3 million as compared to approximately $5.7 million for fiscal 1998. The Company opened five new restaurants, reopened an existing restaurant and remodeled nine restaurants. The Company re-opened one restaurant (a conversion from a Casa Ole to a Tortuga Coastal Cantina) in the first quarter of fiscal year 2000 and plans to open at least one more restaurant in fiscal year 2000. The Company also plans to remodel seven restaurants in fiscal year 2000. As of the date of this filing, the Company has no restaurants under construction. The estimated capital needed for such 2000 openings, along with preparing for 2001 openings and for general corporate purposes, including the remodeling of an estimated seven restaurants, is approximately $3.3 million. This estimate is based upon an anticipated range of new restaurant investments, from as low as $1.4 million up to $2.1 million per restaurant. Approximately $450,000 is anticipated to represent furniture, fixtures and equipment and approximately $50,000 represents training and pre-opening expenses, and is inclusive of the capitalized cost of leasing or acquiring real estate. This estimate also includes remodel and conversion investments, ranging from as low as $50,000 up to $550,000 per restaurant. This estimate, however, does not include any amounts related to any significant acquisitions.

         During fiscal 1999, the Company amended its credit facility with Bank of America. The terms of the amended credit facility are similar to those in the original facility; however, the facility was increased from a $9.0 revolving credit facility to a $10.0 million revolving line of credit. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.35% on the unused portion of the revolver from the date of the credit agreement. As of January 2, 2000, the Company had $9.0 million outstanding on the revolving line of credit. The acquisition of La Senorita, which closed on April 30, 1999, used $4.0 million of the revolving line. The balance was used for new restaurant construction, remodeling and other working capital needs.

         Within the terms of the credit agreement, the Company must meet certain financial covenants. During the fourth quarter of fiscal year 1999, the Company was not in compliance with a debt covenant under the debt agreement. The bank waived the lack of compliance and amended certain future covenant ratios under the debt agreement. The amendment also extended the maturity date of the facility to July 15, 2002 and reduced the facility by $500,000 at December 31, 2000 and $1.0 million at December 31, 2001.

         On April 30, 1999, the Company acquired La Senorita Restaurants, which consisted of five company-owned restaurants, a general partnership interest in a sixth restaurant, and all the rights to the La Senorita franchise system. The purchase price for La Senorita was approximately $4.0 million in cash was funded with the Company's revolving line of credit with Bank of America.

         The Company's management believes that with its sale leaseback forward commitments with Franchise Finance Corporation of America, along with operating cash flow and the Company's revolving line of credit with Bank of America, cash flow will be sufficient to meet operating requirements and to finance expansion plans (exclusive of any significant acquisitions) through the end of the 2000 fiscal year.

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

         ACCELERATING GROWTH STRATEGY. The Company's ability to expand by adding Company-owned and franchised restaurants and acquisitions will depend on a number of factors, including the availability of suitable locations, the ability to hire, train and retain an adequate number of experienced management and hourly employees, the availability of acceptable lease terms and adequate financing, timely construction of restaurants, the ability to obtain various government permits and licenses and other factors, some of which are beyond the control of the Company and its franchisees. The opening of additional franchised restaurants will depend, in part, upon the ability of existing and future franchisees to obtain financing or investment capital adequate to meet their market development obligations. There can be no assurance that the Company will be able to open the number of restaurants it currently plans to open or that new restaurants can be operated profitably. Expansion into new geographic markets in which the Company has no operating experiences and in which Mexican and Tex-Mex food restaurants are less prevalent than in Texas has an inherent risk. Consumer tastes vary from region to region in the United States, and there can be no assurance that customers located in the regions of the United States into which the Company intends to expand will be as receptive to Mexican and Tex-Mex food as those customers in its existing markets. There can be no assurance as to the success of the Company's efforts to expand into other geographic regions or that the cost of such efforts will not have a material adverse effect on the Company's results of operations or financial condition.

         SMALL RESTAURANT BASE AND GEOGRAPHIC CONCENTRATION. The results achieved to date by the Company's relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a more geographically dispersed area. Because of the Company's relatively small restaurant base, an unsuccessful new restaurant could have a more significant effect on the Company's results of operations than would be the case in a company owning more restaurants. Additionally, given the Company's present geographic concentration (all Company-owned units are currently in Texas, Oklahoma, Tennessee, Michigan and Idaho), results of operations may be adversely affected by economic or other conditions in the region and adverse publicity relating to the Company's restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

         CONTROL OF THE COMPANY BY MANAGEMENT AND DIRECTORS. Approximately 46% of the Common Stock and rights to acquire Common Stock of the Company are beneficially owned or held by Larry N. Forehand, David Nierenberg, Michael D. Domec and Louis P. Neeb, directors and/or executive officers of the Company.

         SHARES ELIGIBLE FOR FUTURE SALE AND STOCK PRICE. Sales of substantial amounts of shares in the public market could adversely affect the market price of the Common Stock. The Company currently has 3,597,705 shares of Common Stock outstanding. The Company has granted limited registration rights to holders of warrants granted by the Company and Larry N. Forehand to Louis P. Neeb, Tex-Mex Partners, L.C. and a former officer of the Company to register the 880,766 underlying shares of Common Stock covered by such warrants in connection with registrations otherwise undertaken by the Company. In any event, the market price of the Common Stock could be subject to significant fluctuations in response to the Company's operating results and other factors.

         COMPETITION. The restaurant industry is intensely competitive. The Company competes against other family dining concepts, as well as quick service and casual dining concepts, for customers, employees, franchisees and market partners. See "Item 1. Business--Competition."

         YEAR 2000. During 1999 the Company reviewed Year 2000 compliance and attempted to determine the Year 2000 readiness of third parties such as government agencies, utility companies, telecommunication companies, suppliers and other "non-technology" third party vendors. The Company implemented a plan to minimize the impact of its exposure to Year 2000 problems. The Company expensed costs associated with its Year 2000 compliance program as the costs were incurred except for costs that the Company would otherwise capitalize (new software or hardware costs). The Company's costs associated with its Year 2000 compliance program did not exceed $50,000. The Company did not encounter any critical system application or hardware failures during the date rollover to the Year 2000, and has not experienced any disruptions of business activities as a result of Year 2000 failures encountered by customers, suppliers and service providers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amounts outstanding at year-end, a 1% change in interest rates would change interest expense by approximately $90,000.

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

          2. Exhibits:

         +/-2.1 Stock Purchase Agreement with Purchase of Designated Assets, dated as of January 12, 1999, by and among the Company, La Senorita Restaurants Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, La Senorita Traverse City, Inc., Kleinrichert Bros., Inc., La Senorita Mt. Pleasant, Inc., KMANCO, Inc., La Senorita Lansing, Inc., Kenneth Kleinrichert, Donald Kleinrichert, Joseph Kleinrichert, The Joseph Kleinrichert Trust and Steve Arnot.

         []3.1    Articles of Incorporation of the Company (as amended).

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

         +10.46   Form of Executive Officer Stock Purchase Letters.

         ++21.1 List of subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Company's Form S-1 Registration Statement Under the Securities Act of 1933, dated April 24,1996, filed by the Company with the Securities and Exchange Commission).

         *23.1    Consent of KPMG LLP.

         *24.1 Power of Attorney (included on the signature page to this Form 10-K).

         *27.1    Financial Data Schedule.

        ------------

         *        Filed herewith.

         ** Incorporated by reference to corresponding Exhibit number of the Company's (then known as Casa Ole Restaurants, Inc.) Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, dated March 24, 1997, filed by the Company with the Securities and Exchange Commission.

         +/- Incorporated by reference to corresponding Exhibit 2.1 of the Company's (then known as Casa Ole Restaurants, Inc.) Form 8-K filed by the Company on May 14, 1999 with the Securities and Exchange Commission.

         [] Incorporated by reference to corresponding Exhibit number of the Company's Form 8K filed by the Company on May 25, 1999 with the Securities and Exchange Commission.

         ++ Incorporated by reference to corresponding Exhibit number of the Company's (then known as Casa Ole Restaurants, Inc.) Form S-1 Registration Statement Under the Securities Act of 1933, dated April 24, 1996, filed by the Company with the Securities and Exchange Commission.

         +        Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K during the last quarter of the period covered by this report.

                            MEXICAN RESTAURANTS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                               PAGE
                                                                                               ----
Report of Independent Auditors ...........................................................      F-2

Consolidated Balance Sheets as of January 3, 1999 and January 2, 2000 ....................      F-3

Consolidated Statements of Income for each of the years in the three fiscal-year
  period ended January 2,2000 ............................................................      F-4

Consolidated Statements of Stockholders' Equity for each of the years in
  the three fiscal-year period ended January 2, 2000 .....................................      F-5

Consolidated Statements of Cash Flows for each of the years in the three
  fiscal-year period ended January 2, 2000 ...............................................      F-6

Notes to Consolidated Financial Statements ...............................................      F-8

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Mexican Restaurants, Inc.:


         We have audited the accompanying consolidated balance sheets of Mexican Restaurants, Inc. (the Company) as of January 3, 1999 and January 2, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three fiscal-year period ended January 2, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexican Restaurants, Inc. as of January 3, 1999 and January 2, 2000, and the results of their operations and their cash flows for each of the years in the three fiscal-year period ended January 2, 2000, in conformity with generally accepted accounting principles.


KPMG LLP


Houston, Texas
March 10, 2000

                            MEXICAN RESTAURANTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                       JANUARY 3, 1999 AND JANUARY 2, 2000



                                                                   FISCAL YEARS
                                                               1998            1999
                                                           ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents ............................   $    462,847    $    743,935
  Royalties receivable .................................         70,711          42,660
  Other receivables ....................................        280,335         448,468
  Inventory ............................................        459,260         701,195
  Taxes receivable .....................................        547,272         120,427
  Prepaid expenses .....................................        383,365         522,379
                                                           ------------    ------------
         Total current assets ..........................      2,203,790       2,579,064
                                                           ------------    ------------

Property, plant and equipment ..........................     17,937,201      23,360,615
  Less accumulated depreciation ........................     (4,526,005)     (5,879,908)
                                                           ------------    ------------
         Net property, plant and equipment .............     13,411,196      17,480,707
Deferred tax assets ....................................        938,601       1,390,873
Property held for resale ...............................        631,431       1,100,000
Other assets ...........................................      6,235,960       8,492,657
                                                           ------------    ------------

                                                           $ 23,420,978    $ 31,043,301
                                                           ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable .......................................   $  1,454,794    $  2,422,503
Accrued sales and liquor taxes .........................        293,743         175,932
Accrued payroll and taxes ..............................        803,256         877,085
Accrued expenses .......................................        699,437         587,116
                                                           ------------    ------------

         Total current liabilities .....................      3,251,230       4,062,636
                                                           ------------    ------------

Long-term debt .........................................      2,870,000       8,963,320
Other liabilities ......................................        234,864         372,571
Deferred gain ..........................................      3,505,674       3,252,440

Stockholders' equity:
  Preferred stock, $.01 par value,
    1,000,000 shares authorized ........................             --              --
  Capital stock, $0.01 par value, 20,000,000 shares
    authorized, 4,732,705 shares issued ................         47,327          47,327
  Additional paid-in capital ...........................     20,537,076      20,537,076
  Retained earnings ....................................      4,324,807       5,157,931
Treasury stock, cost of 1,135,000 shares ...............    (11,350,000)    (11,350,000)
                                                           ------------    ------------
         Total stockholders' equity ....................     13,559,210      14,392,334
                                                           ------------    ------------

                                                           $ 23,420,978    $ 31,043,301
                                                           ============    ============




          See accompanying notes to consolidated financial statements.

                            MEXICAN RESTAURANTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE FISCAL YEARS ENDED DECEMBER 28, 1997
                       JANUARY 3, 1999 AND JANUARY 2, 2000


                                                                                    FISCAL YEARS
                                                                         1997           1998             1999
                                                                    ------------    ------------    ------------
Revenues:
  Restaurant sales ..............................................   $ 34,301,030    $ 46,999,835    $ 55,997,170
  Franchise fees and royalties ..................................      1,029,268       1,120,619       1,468,596
                                                                    ------------    ------------    ------------
                                                                      35,330,298      48,120,454      57,465,766

Costs and expenses:
  Cost of sales .................................................      8,953,517      12,898,673      15,773,922
  Labor .........................................................     11,555,208      15,503,584      18,785,669
  Restaurant operating expenses .................................      7,675,536      10,106,957      12,662,395
  General and administrative ....................................      3,632,405       4,429,375       5,191,043
  Depreciation and amortization .................................      1,101,273       1,292,394       1,708,965
  Pre-opening costs .............................................        143,430         362,189         293,931
  Asset impairments and restaurant closure costs ................        433,173              --       1,493,449
                                                                    ------------    ------------    ------------
                                                                      33,494,542      44,593,172      55,909,374

Infrequently occurring income (expense) items, net ..............             --              --         437,684
                                                                    ------------    ------------    ------------


         Operating income .......................................      1,835,756       3,527,282       1,994,076
                                                                    ------------    ------------    ------------

Other income (expense):
  Interest income ...............................................        141,723          41,817          21,304
  Interest expense ..............................................       (451,868)       (524,413)       (491,494)
  Other, net ....................................................        139,588          97,718         (63,730)
                                                                    ------------    ------------    ------------
                                                                        (170,557)       (384,878)       (533,920)
                                                                    ------------    ------------    ------------
Income before income tax expense and extraordinary item .........      1,665,199       3,142,404       1,460,156
Income tax expense ..............................................        650,398       1,209,825         627,032
                                                                    ------------    ------------    ------------
Income before extraordinary item ................................      1,014,801       1,932,579         833,124
Extraordinary item (net of tax of $25,025) ......................             --          39,975              --
                                                                    ------------    ------------    ------------


         Net income .............................................   $  1,014,801    $  1,972,554    $    833,124
                                                                    ============    ============    ============

Basic income per share (before extraordinary item) ..............   $        .28    $        .54    $        .23
                                                                    ============    ============    ============

Basic income per share (extraordinary item) .....................   $         --    $        .01    $         --
                                                                    ============    ============    ============

Basic income per share ..........................................   $        .28    $        .55    $        .23
                                                                    ============    ============    ============


Diluted income per share (before extraordinary item) ............   $        .28    $        .54    $        .23
                                                                    ============    ============    ============

Diluted income per share (extraordinary item) ...................   $         --    $        .01    $         --
                                                                    ============    ============    ============

Diluted income per share ........................................   $        .28    $        .55    $        .23
                                                                    ============    ============    ============


Weighted average number of shares (diluted) .....................      3,601,902       3,600,429       3,603,712
                                                                    ============    ============    ============






          See accompanying notes to consolidated financial statements.

                            MEXICAN RESTAURANTS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           FOR THE FISCAL YEARS ENDED
                       DECEMBER 28, 1997, JANUARY 3, 1999
                               AND JANUARY 2, 2000


                                                      ADDITIONAL                                       TOTAL
                                         CAPITAL       PAID-IN         RETAINED       TREASURY      STOCKHOLDERS'
                                          STOCK        CAPITAL         EARNINGS        STOCK           EQUITY
                                      ------------   ------------    ------------   ------------    ------------
Balances at December 27, 1996 .....   $     47,327   $ 20,685,610    $  1,337,452   $(11,350,000)   $ 10,720,389
  Net income ......................             --             --       1,014,801             --       1,014,801
                                      ------------   ------------    ------------   ------------    ------------
Balances at December 28, 1997 .....   $     47,327   $ 20,685,610    $  2,352,253   $(11,350,000)   $ 11,735,190
 Warrants purchased ...............             --       (148,534)             --             --        (148,534)
  Net income ......................             --             --       1,972,554             --       1,972,554
                                      ------------   ------------    ------------   ------------    ------------
Balances at January 3, 1999 .......   $     47,327   $ 20,537,076    $  4,324,807   $(11,350,000)   $ 13,559,210
   Net income .....................             --             --         833,124             --         833,124
                                      ------------   ------------    ------------   ------------    ------------
Balances at January 2, 2000 .......   $     47,327   $ 20,537,076    $  5,157,931   $(11,350,000)   $ 14,392,334
                                      ============   ============    ============   ============    ============





          See accompanying notes to consolidated financial statements.

                            MEXICAN RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE FISCAL YEARS ENDED DECEMBER 28, 1997,
                       JANUARY 3, 1999 AND JANUARY 2, 2000

                                                                                     FISCAL YEARS

                                                                         1997            1998            1999
                                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................................   $  1,014,801    $  1,972,554    $    833,124
Adjustments to reconcile net income to net
       cash provided by operating activities:
    Depreciation and amortization ................................      1,244,703       1,654,583       1,708,965
    Deferred gain amortization ...................................             --       (116,634)        (253,234)
    Asset impairments and restaurant closure costs ...............        433,173              --        1,493,449
    Gain on early extinguishment of debt .........................             --         (39,975)             --
    Gain on sale of fixed assets .................................             --          (7,188)       (457,243)
    Reserve for bad debts and note receivable write-offs .........        112,500              --              --
    Deferred income taxes ........................................         62,755        (639,065)       (452,272)
Changes in assets and liabilities, net of effects of acquisitions:
    Royalties receivable .........................................        (31,710)         41,253          28,051
    Receivable from affiliates ...................................          1,000          13,000              --
    Other receivables ............................................         11,689         (90,270)       (168,133)
    Taxes receivable/payable .....................................       (102,409)       (469,888)        426,845
    Inventory ....................................................        (33,169)        (43,819)       (241,935)
    Prepaids and other current assets ............................       (240,579)       (134,502)       (152,282)
    Other assets .................................................       (204,831)         (6,448)        (93,056)
    Accounts payable .............................................         (8,064)        357,556         967,709
    Accrued expenses and other liabilities .......................        302,369        (501,328)       (156,303)
    Deferred franchise fees and other long-term liabilities ......         21,235          93,789         137,707
                                                                     ------------    ------------    ------------
          Total adjustments ......................................      1,568,662         111,064       2,788,268
                                                                     ------------    ------------    ------------
          Net cash provided by operating activities ..............      2,583,463       2,083,618       3,621,392
                                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of acquisition, net of cash acquired ........    (11,613,741)             --      (4,132,945)
Issuance of notes receivable .....................................       (115,000)             --              --
Purchase of property, plant and equipment ........................     (8,338,660)     (5,665,556)     (7,297,411)
Sale of marketable securities ....................................      1,007,255              --              --
Proceeds from sale of property, plant and equipment ..............        530,000      11,360,632       1,996,732
                                                                     ------------    ------------    ------------
Net cash provided by (used in) investing activities ..............    (18,530,146)      5,695,076      (9,433,624)
                                                                     ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from minority partners' contributions ...................         41,000          20,000              --
Net borrowings under line of credit agreement ....................      4,990,204       2,247,153       6,093,320
Proceeds from issuance of long-term debt .........................      6,000,000              --              --
Payments of notes payable ........................................       (517,802)    (10,569,024)             --
                                                                     ------------    ------------    ------------
          Net cash provided by (used in)  financing activities ...     10,513,402      (8,301,871)      6,093,320
                                                                     ------------    ------------    ------------

          Increase (decrease) in cash and cash equivalents .......     (5,433,281)       (523,177)        281,088

Cash and cash equivalents at beginning of year ...................      6,419,305         986,024         462,847
                                                                     ------------    ------------    ------------

Cash and cash equivalents at end of year .........................   $    986,024    $    462,847    $    743,935
                                                                     ============    ============    ============

                            MEXICAN RESTAURANTS, INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
     Interest ..............................................................   $  327,933   $  692,763   $  493,845
     Income taxes ..........................................................    1,039,812    2,178,856      807,882
Non-cash financing activities:
     Exchange of equipment for note balance ................................       32,500      200,004           --
     Note issued for purchase of restaurant ................................      750,000           --           --
     Undeveloped site exchanged for purchase of restaurant .................           --      277,771           --
     Exchange of note for warrants .........................................           --      148,534           --






          See accompanying notes to consolidated financial statements.

                            MEXICAN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 28, 1997, JANUARY 3, 1999 AND JANUARY 2, 2000


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Description of Business

         On February 16, 1996, Mexican Restaurants, Inc. (formerly Casa Ole Restaurants, Inc.) was incorporated in the state of Texas, and on April 24, 1996, its initial public offering of 2,000,000 shares of Common Stock became effective. Mexican Restaurants, Inc. is the holding company for Casa Ole Franchise Services, Inc. and fifteen subsidiary restaurant operating corporations (collectively the "Company"). Casa Ole Franchise Services, Inc. was incorporated in 1977, and derives its revenues from the collection of franchise fees under a series of protected location franchise agreements and from the sale of restaurant accessories to the franchisees of those protected location franchise agreements. The restaurants feature moderately priced Mexican and Tex-Mex food served in a casual atmosphere. The first Casa Ole restaurant was opened in 1973.

         On July 2, 1997, the Company purchased 100% of the outstanding stock of Monterey's Acquisition Corp. ("MAC"). The Company purchased the shares of common stock for $4.0 million, paid off outstanding debt and accrued interest totaling $7.1 million and funded various other agreed upon items approximating $500,000. Approximately $4.8 million of goodwill was recorded as a result of this purchase. At the time of the acquisition, MAC owned and operated 26 restaurants in Texas and Oklahoma under the names "Monterey's Tex-Mex Cafe," "Monterey's Little Mexico" and "Tortuga Coastal Cantina."

         On April 30, 1999, the Company purchased 100% of the outstanding stock of La Senorita Restaurants, a Mexican restaurant chain operated in the state of Michigan. The Company purchased the shares of common stock of La Senorita for $4.0 million. The transaction was funded with the Company's revolving line of credit with Bank of America. La Senorita operates five company-owned restaurants, and has four franchise restaurants. One of the franchise restaurants is owned by a partnership in which the parent company has a 17.5% limited interest which is accounted for under the cost method.

         The table below presents pro forma income statement information as if the Company had purchased La Senorita at the beginning of the applicable fiscal year. Pro forma adjustments are to remove compensation that is non-continuing, amortize the resulting goodwill over 15 years, reflect net interest expense on the debt resulting from the acquisition and record additional income tax at an effective rate of 38.5% on the combined income of the Company and La Senorita. This acquisition was accounted for as a purchase.


                                                                                 FISCAL  YEAR

                                                                              1998          1999
Revenues ..............................................................   $56,211,940   $59,829,169
Net Income ............................................................     2,311,910       898,674
Diluted income per share ..............................................          0.64          0.25

                  The pro forma information does not purport to be indicative of results of operations which would have occurred had the acquisition been consummated on the date indicated or future results of operations.

                  Allocation of purchase price for La Senorita is approximately as follows:

               Working Capital ....................   $   37,000
               Furniture, Fixtures & Equipment ....    1,216,000
               Goodwill ...........................    2,830,000
               Other ..............................       50,000
                                                      ----------
                                                      $4,133,000



         (b) Principles of Consolidation

         The consolidated financial statements include the accounts of Mexican Restaurants, Inc. and its wholly owned subsidiaries, after elimination of all significant inter-company transactions. The Company owns and operates various Mexican restaurant concepts principally in Texas, Oklahoma, Idaho, Tennessee and Michigan. The Company also franchises the Casa Ole concept principally in Texas and Louisiana and the La Senorita concept principally in the state of Michigan.

         (c) Fiscal Year

         The Company maintains its accounting records on a 52/53 week fiscal year ending on the Sunday nearest December 31st. Fiscal years 1997 and 1999 consisted of 52 weeks. Fiscal year 1998 consisted of 53 weeks.

                            MEXICAN RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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


                  Buildings and improvements..........................................   20-40 years
                  Vehicles............................................................       5 years
                  Equipment...........................................................    3-15 years
                  Leasehold improvements..............................................    3-20 years

         Significant expenditures that add materially to the utility or useful lives of property, plant and equipment are capitalized. All other maintenance and repair costs are charged to current operations. The cost and related accumulated depreciation of assets replaced, retired or otherwise disposed of are eliminated from the property accounts and any gain or loss is reflected as other income and expense. Recoverability of assets to be held is measurable by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of the asset. The Company recorded an impairment provision at January 2, 2000 of approximately $1,493,449 relating to the impairment of assets at restaurants that have or may be closed. Property held for resale is separately aggregated in the consolidated balance sheet and is recorded at estimate fair market value ($631,000 and $1,100,000 for fiscal years 1998 and 1999, respectively). There were no such impairment costs during fiscal 1998 and approximately $430,000 of such costs in fiscal 1997. Fiscal 1999 also included a gain on sale of $519,685 on a restaurant sold to the state of Texas (by eminent domain) for $1,150,000.

         (h)  Other Assets

         At January 2, 2000, other assets included $8.2 million of goodwill, primarily resulting from the MAC and La Senorita acquisitions. Goodwill is being amortized over 40 years for MAC and over 15 years for La Senorita. Accumulated amortization as of January 2, 2000 was $506,000. The Company assesses the recoverability of intangible assets by determining whether amortization of the asset balance over its remaining life can be recovered through undiscounted operating cash flows of the acquired operation. The Company believes that no impairment of goodwill exists.

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

                            MEXICAN RESTAURANTS, INC.

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

         Effective the first quarter of fiscal 1998, the Company changed its estimate of the useful lives of certain recently acquired fixed assets, primarily those belonging to MAC. The purpose of the change was to bring the asset lives of Casa Ole and MAC into conformity with each other and with industry norms. As a result of this change, net income in fiscal 1998 was increased approximately $324,720 and basic and diluted earnings per share were increased approximately $0.09 from amounts that would have been reported had the change in lives not been made.

         (l) Reclassifications

         Certain reclassifications have been made to the 1997 and 1998 amounts to conform to the 1999 presentation.

(2)  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at January 3, 1999 and January 2, 2000 were as follows:

                                                                              FISCAL YEARS
                                                                            1998          1999
                                                                        -----------   -----------
Land................................................................    $ 2,298,755   $   804,035
Buildings and improvements ..........................................       476,063     1,194,652
Vehicles ............................................................        31,178        31,178
Equipment and smallwares ............................................     9,248,457    12,585,832
Leasehold improvements ..............................................     4,755,219     8,584,314
Construction in progress ............................................     1,127,529       160,604
                                                                        -----------   -----------
         Total ......................................................   $17,937,201   $23,360,615
                                                                        ===========   ===========

(3)  LONG-TERM DEBT

         Long-term debt consists of the following at January 3, 1999 and January 2, 2000:


                                                                               FISCAL YEARS
                                                                             1998         1999
                                                                         ----------   ----------
Bank of America, Revolving Line of Credit ............................    2,870,000    8,963,320
                                                                         ----------   ----------

Less current installments ............................................           --           --
                                                                         ----------   ----------
         Long-term debt, excluding current installments ..............   $2,870,000   $8,963,320
                                                                         ==========   ==========


         In fiscal 1997, the Company purchased a franchise location in exchange for a $750,000 note. During the first quarter of fiscal 1998, the Company accepted an offer from the former franchisee to prepay the remaining $450,000 note balance for a discounted sum of $385,000, resulting in an extraordinary gain, net of taxes, of $39,975.


         On June 25, 1998, the Company completed an $11.5 million sale-leaseback transaction with Franchise Finance Corporation of America ("FFCA"). The proceeds from the sale-leaseback transaction were used to pay down most of the Company's outstanding debt with Bank of America. In fiscal year 1998, the Company amended its credit facility with Bank of America. The terms of the amended credit facility are similar to those in the original facility; however, the facility was reduced from a $13.0 million term and revolving credit facility to a $5.0 million revolving line of credit. In fiscal year 1999, the Company amended its credit facility with Bank of America, increasing the facility to $10.0 million. The interest rate is either the prime rate (8.5% as of January 2, 2000) or LIBOR plus a stipulated percentage. The Company is subject to a non-use fee of 0.35% on the unused portion of the revolver from the date of the credit agreement. The debt is unsecured except for the stock of subsidiaries. The terms of the agreement require the Company to meet certain financial covenants. During the fourth quarter of fiscal year 1999, the Company was not in compliance with a debt covenant under the debt agreement. The bank waived the lack of compliance and amended certain future covenant ratios under the debt agreement. The amendment also extended the maturity date of the facility to July 15, 2002 and reduced the facility by $500,000 at December 31, 2000 and $1.0 million at December 31, 2001.

                            MEXICAN RESTAURANTS, INC.

         Maturities on long-term debt are as follows:

                  2000 .........................................              --
                  2001 .........................................         463,320
                  2002 .........................................       8,500,000
                                                                      ----------
                                                                      $8,963,320
                                                                      ==========


(4) INCOME TAXES

         The provision for income tax expense is summarized as follows for fiscal years 1997, 1998 and 1999:

                                                           1997          1998           1999
                                                       -----------   -----------    -----------
Current:
    Federal.........................................   $   526,092   $ 1,361,780    $ 1,004,217
    State and local ................................        61,551       241,544         75,087
Deferred ...........................................        62,755      (393,499)      (452,272)
                                                       -----------   -----------    -----------
                                                       $   650,398   $ 1,209,825    $   627,032
                                                       ===========   ===========    ===========

         The actual income tax expense differs from expected income tax expense by applying the U.S. federal corporate tax rate to income before income tax expense as follows:


                                                                             1997          1998          1999
                                                                         -----------   -----------    -----------
  Expected tax expense ...............................................   $   566,168   $ 1,068,417    $   496,453
  State tax expense, net .............................................        40,624       159,419         49,557
  Non-deductible amortization ........................................        26,884        46,288         38,181
  Other ..............................................................        16,722       (64,299)        42,841
                                                                         -----------   -----------    -----------
                                                                         $   650,398   $ 1,209,825    $   627,032
                                                                         ===========   ===========    ===========


         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at January 3, 1999 and January 2, 2000 are as follows:

                                                      JANUARY 3,     JANUARY 2,
                                                        1999            2000
                                                     -----------    -----------
         Deferred tax assets:
           Sale-leaseback ........................   $ 1,297,099    $ 1,203,403
           Net operating loss carryforward .......       143,372             --
           Asset impairments .....................        98,996        488,772
           Accrued expenses ......................        72,155         32,929
           Other .................................        23,903         20,157
                                                     -----------    -----------
                                                     $ 1,635,525    $ 1,745,261
                                                     ===========    ===========
         Deferred tax liabilities:
Depreciation differences .........................   $  (553,552)   $  (354,388)
                                                     ===========    ===========

           Net deferred taxes ....................   $ 1,081,973    $ 1,390,873
           Valuation allowance ...................      (143,372)            --
                                                     -----------    -----------
                                                     $   938,601    $ 1,390,873
                                                     ===========    ===========


         The valuation allowance was established during fiscal 1997 as a result of the MAC acquisition by the Company. To the extent that future tax benefits are realized that are currently allowed for, goodwill associated with the MAC acquisition was correspondingly reduced.

                            MEXICAN RESTAURANTS, INC.

(5) COMMON STOCK, OPTIONS AND WARRANTS

         In April 1996, the Company completed an initial public offering of 2,000,000 shares of Common Stock.

         (a)  1996 Long Term Incentive Plan

         The Board of Directors and shareholders of the Company have approved the Mexican Restaurants, Inc. 1996 Long Term Incentive Plan (the "Incentive Plan"). The Incentive Plan, as amended, authorizes the granting of up to 500,000 shares of Common Stock in the form of incentive stock options and non-qualified stock options to key executives and other key employees of the Company, including officers of the Company and its subsidiaries. The purpose of the Incentive Plan is to attract and retain key employees, to motivate key employees to achieve long-range goals and to further align the interests of key employees with those of the other shareholders of the Company. Options granted under the Incentive Plan will vest and become exercisable at the rate of 10% on the first anniversary of the date of grant, 15% on the second anniversary of the date of grant, and 25% on each of the third through fifth anniversaries of the date of grant.

         (b) Stock Option Plan for Non-Employee Directors

         The Company has adopted the Mexican Restaurants, Inc. Stock Option Plan for Non-Employee Directors (the "Directors Plan") for its outside directors and has reserved 100,000 shares of Common Stock for issuance thereunder. The Directors Plan provides that each outside director will automatically be granted an option to purchase 10,000 shares of Common Stock at the time of becoming a director. These options will be exercisable in 20% increments and will vest equally over the five-year period from the date of grant. Such options are priced at the fair market value at the time an individual is elected as a director. After his or her second annual meeting of the Company, each outside director automatically receives options to purchase 3,000 shares of Common Stock annually, exercisable at the fair market value of the Common Stock at the close of business on the date immediately preceding the date of grant. Such annual options will vest at the conclusion of one year, so long as the individual remains a director of the Company. All stock options granted pursuant to the Directors Plan will be nonqualified stock options and will remain exercisable until the earlier of ten years from the date of grant or six months after the optionee ceases to be a director of the Company.

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

         (d) Warrants

         In conjunction with the initial public offering, the Company entered into warrant agreements with Louis P. Neeb and Tex-Mex, a limited liability company of which John C. Textor (a member of the Board of Directors prior to February 14, 2000) is a principal, pursuant to which Mr. Neeb and Tex-Mex acquired warrants to purchase shares of Common Stock at the initial public offering ($11.00 per share) price less the amount paid for the warrant ($.10 per share) for an aggregate amount of Common Stock equal to ten percent (10%) of the shares of Common Stock of the Company outstanding upon consummation of the initial public offering, such shares to be allocated 5%, or 179,885 shares, to Mr. Neeb and 5%, or 179,885 shares, to Tex-Mex. The Company's warrants to Mr. Neeb became exercisable on the second anniversary of the initial public offering, and the Company's warrants to Tex-Mex became exercisable on the first anniversary of the initial public offering.

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

                            MEXICAN RESTAURANTS, INC.

         (e) Restricted Stock

         During 1999 the Company authorized the granting of 24,000 shares of restricted stock to a key executive. The award was valued at $4.38 per share and will vest in 20% increments over a five year period from the date of the grant.

         (f) Option and Warrant Summary

                                                                          Weighted Average
                                                         Shares            Exercise Price
                                                        --------          ---------------
Balance at December 27, 1996 .....................       668,678          $         11.00

  Granted ........................................       416,500          $          7.98
  Exercised ......................................            --                       --
  Canceled .......................................      (246,908)         $         10.58
                                                        --------          ---------------

Balance at December 28, 1997 .....................       838,270          $          9.66

   Granted .......................................        69,000          $          4.80
   Exercised .....................................            --                       --
   Canceled ......................................       (43,000)         $         10.91
                                                        --------          ---------------

Balance at January 3, 1999 .......................       864,270          $          9.28

   Granted .......................................       122,500          $          4.18
   Exercised .....................................            --                       --
   Canceled ......................................       (80,675)         $          7.96
                                                        --------          ---------------

Balance at January 2, 2000 .......................       906,095          $          8.71


         The options (546,325) and warrants (359,770) outstanding at January 2, 2000 had exercise prices ranging between $3.50 to $13.25, of which 306,125 of the options had exercise prices ranging from $8.63 to $11.00, and 359,770 of the warrants had a exercise price of $10.90. As of January 2, 2000, 485,120 options and warrants were exercisable at an average price of $10.35.


         (g) SFAS No. 123. "Accounting for Stock-Based Compensation"

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost has been recognized for stock options or warrants. Had compensation cost for the Company's outstanding stock options and warrants been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for fiscal years 1997, 1998 and 1999:

                                                                               1997            1998           1999
                                                                               ----            ----           ----
Net income - as reported .............................................   $   1,014,801   $   1,972,554   $   833,124
Pro forma net income - pro forma for SFAS No. 123 ....................         475,007       1,693,517       670,960
Net income per share - as reported ...................................            0.28            0.55          0.23
Pro forma net income per share - pro forma for SFAS No. 123 ..........            0.13            0.47          0.19

         The weighted average fair value of the options and warrants granted during 1997, 1998 and 1999 is estimated at $3.61, $1.99 and $2.16 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 41% for 1997, 34% for 1998 and 52% for 1999, risk-free interest rate of 6.5% for 1997 and 1998 and 5.8% for 1999, an expected life of 5 years for options and 4 years for warrants and 0% dividend yield.

                            MEXICAN RESTAURANTS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         (h) Income Per Share

         Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. For fiscal years 1997, 1998 and 1999, the effect of dilutive stock options increase the weighted average shares outstanding by approximately 4,000, 2,724 and 6,007 shares respectively, which does not affect the determination of diluted income per share. Approximately 800,000, 835,000 and 860,000 options and warrants were considered antidilutive for 1997, 1998 and 1999, respectively.

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

         On June 25, 1998, the Company completed a sale-leaseback transaction involving the sale and leaseback of land, building and improvements of 13 company-owned restaurants. The properties were sold for $11.5 million and resulted in a gain of approximately $3.5 million that was deferred and is amortized over the terms of the leases, which are 15 years each. The leases are classified as operating leases in accordance with SFAS No. 13 "Accounting for Leases". The 13 leases have a total future minimum lease obligation of $17,056,679.

         Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of January 2, 2000 are:

                  2000....................................................................    $  3,724,385
                  2001....................................................................       3,631,760
                  2002....................................................................       3,527,838
                  2003....................................................................       3,333,778
                  2004....................................................................       3,017,685
                  Thereafter..............................................................      26,712,234
                                                                                              ------------
                                                                                              $ 43,947,680
                                                                                              ============

         Rent expense for restaurant operating space and equipment amounted to $1,853,054, $2,751,094 and $3,932,538 for the fiscal years 1997, 1998 and 1999, respectively.


(7) 401(k) PLAN

         Beginning in fiscal year 1998, the Company established a defined contribution 401(k) plan that covers substantially all full-time employees meeting certain age and service requirements. Participating employees may elect to defer a percentage of their qualifying compensation as voluntary employee contributions. The Company may contribute additional amounts at the discretion of management. The Company did not make any contributions to the plan in 1998 or 1999.

                            MEXICAN RESTAURANTS, INC.

(8) RELATED PARTY TRANSACTIONS

         Bay Area Management, Inc., owned entirely by the brother of a Company shareholder and director, provided accounting and administrative services on a fee basis, to all of the Company-owned Casa Ole restaurants and some franchise entities. The Company paid a termination fee of $82,000 and cancelled the contract during 1999. Total amounts paid to Bay Area Management, Inc. in fiscal 1997, 1998 and 1999 were $231,095, $244,304 and $216,369, respectively.

         The Company leases its executive offices from a company owned by two shareholders of Mexican Restaurants, Inc. Net lease expense related to these facilities in fiscal 1997, 1998 and 1999 was $57,755, $60,000 and $60,000 respectively.

         The Company paid a success fee of $105,000 in 1997 to an entity that benefits one of the Company's former directors, related to the MAC acquisition. Also in fiscal 1997, the Company paid $275,000 to another director for real estate that had been recently acquired by that director for the convenience of the Company. The Company paid the same amount to the director that the Company had previously committed to pay a perspective developer for a smaller parcel of land. Subsequently, the Company constructed a restaurant on this site.

         In May 1998 the Board of Directors of the Company adopted a program to assist executives and five key employees of the Company in their purchasing of shares of the Company. The program provides for the Company to assist the executives and key employees in obtaining third party loans to finance such purchases. It also provides for annual cash bonuses to such executives to provide for payment of interest expense and principal amounts to amortize these loans in not more than five years. The bonus payments are based on attainment of earnings per share targets established by the Company's Board of Directors.

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



                                            MEXICAN RESTAURANTS, INC.

                                            By: /s/  Louis P. Neeb
                                               -------------------------------
                                            Louis P. Neeb,
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer


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

      SIGNATURE                                        TITLE                                       DATE
      ---------                                        -----                                       ----
/s/  Louis P. Neeb                          Chairman of the Board of
---------------------------                 Directors and
Louis P. Neeb                               Chief Executive Officer
                                            (Principal Executive Officer)                       March 31, 2000


/s/  Larry N. Forehand                      Founder and Vice Chairman of the
---------------------------                 Board of Directors                                  March 31, 2000
Larry N. Forehand
March  31, 2000


/s/  Curt Glowacki                          President and
---------------------------                 Chief Operating Officer                             March 31, 2000
Curt Glowacki
March  31, 2000


/s/  Andrew J. Dennard                      Vice President and
---------------------------                 Chief Financial Officer
Andrew J. Dennard                           (Principal Financial and Accounting Officer)        March  31, 2000


/s/  David Nierenberg                       Director                                            March  31, 2000
---------------------------
David Nierenberg


/s/  Michael D. Domec                       Director                                            March  31, 2000
---------------------------
Michael D. Domec


/s/  J. J. Fitzsimmons                      Director                                            March  31, 2000
---------------------------
J. J. Fitzsimmons


/s/  Richard E. Rivera                      Director                                            March  31, 2000
---------------------------
Richard E. Rivera


/s/  J. Stuart Sargent                      Director                                            March  31, 2000
---------------------------
J. Stuart Sargent

                               INDEX TO EXHIBITS



Exhibit
Number            Description
------            -------------
  23.1            Consent of KPMG LLP
  27              Financial Data Schedule