Form 10-Q
period 2000-04-02
MEXICAN RESTAURANTS INC
filed 2000-05-10
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended APRIL 2, 2000

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


Number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2000: 3,661,705 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MEXICAN RESTAURANTS, INC.

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                           4/2/00          1/2/00
                                                                              ------------    ------------
                                                                               (Unaudited)
Current assets:
        Cash and cash equivalents                                             $    415,248    $    743,935
        Royalties receivable                                                        93,778          42,660
        Other receivables                                                          504,405         448,468
        Inventory                                                                  690,492         701,195
        Taxes receivable                                                            40,118         120,427
        Prepaid expenses and other current assets                                  566,039         522,379
                                                                              ------------    ------------
              Total current assets                                               2,310,080       2,579,064
                                                                              ------------    ------------

Property, plant and equipment                                                   23,986,500      23,360,615
        Less accumulated depreciation                                           (6,271,977)     (5,879,908)
                                                                              ------------    ------------
              Net property, plant and equipment                                 17,714,523      17,480,707
Deferred tax assets                                                              1,390,873       1,390,873
Property held for resale                                                         1,100,000       1,100,000
Other assets                                                                     8,388,389       8,492,657
                                                                              ------------    ------------
                                                                              $ 30,903,865    $ 31,043,301
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current installments of long-term debt                                $          0    $          0
        Accounts payable                                                         1,574,914       2,422,503
        Accrued sales and liquor taxes                                             228,966         175,932
        Accrued payroll and taxes                                                1,239,607         877,085
        Accrued expenses                                                           336,687         587,116
                                                                              ------------    ------------
              Total current liabilities                                          3,380,174       4,062,636
                                                                              ------------    ------------

Long-term debt, net of current portion                                           9,123,320       8,963,320
Other liabilities                                                                  423,703         372,571
Deferred gain                                                                    3,188,917       3,252,440

Stockholders' equity:
        Preferred stock, $.01 par value, 1,000,000 shares
             authorized                                                                  0               0
        Capital stock, $0.01 par value, 20,000,000 shares
             authorized, 4,732,705 shares issued                                    47,327          47,327
        Additional paid-in capital                                              20,121,076      20,537,076
        Retained earnings                                                        5,540,516       5,157,931
        Deferred compensation                                                     (211,168)              0
        Treasury stock, cost of 1,071,000 and 1,135,000 shares, respectively   (10,710,000)    (11,350,000)
                                                                              ------------    ------------
              Total stockholders' equity                                        14,787,751      14,392,334




                                                                              ------------    ------------
                                                                              $ 30,903,865    $ 31,043,301
                                                                              ============    ============

                            MEXICAN RESTAURANTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                     13-WEEK          13-WEEK
                                                   PERIOD ENDED    PERIOD ENDED
                                                     4/02/00          4/04/99
                                                   ------------    ------------
Revenues:
      Restaurant sales                             $ 15,545,467    $ 11,936,794
      Franchise fees and royalties                      341,839         251,483
      Other                                               5,402          69,603
                                                   ------------    ------------
                                                     15,892,708      12,257,880
                                                   ------------    ------------

Costs and expenses:
      Cost of sales                                   4,410,447       3,312,168
      Labor                                           5,214,059       3,988,221
      Restaurant operating expenses                   3,556,370       2,662,434
      General and administrative                      1,374,593       1,210,201
      Depreciation and amortization                     496,000         359,706
      Pre-opening costs                                  50,901          50,051
                                                   ------------    ------------
                                                     15,102,370      11,582,781


           Operating income                             790,338         675,099
                                                   ------------    ------------

Other income (expense):
      Interest income                                     4,416           7,282
      Interest expense                                 (204,898)        (55,613)
      Other, net                                         (1,271)         14,902
                                                   ------------    ------------
                                                       (201,753)        (33,429)
                                                   ------------    ------------

Income before income tax expense                        588,585         641,670
Income tax expense                                      206,000         247,365
                                                   ------------    ------------


           Net income                              $    382,585    $    394,305
                                                   ============    ============


Basic and diluted  income per share                $       0.11    $       0.11
                                                   ------------    ------------

Weighted average number of shares (basic)             3,620,914       3,597,705
                                                   ============    ============
Weighted average number of shares (diluted)           3,620,953       3,597,705
                                                   ============    ============

                            MEXICAN RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               13-WEEK PERIODS ENDED
                                                                               4/2/00         4/4/99
                                                                            -----------    -----------
Cash flows from operating activities:
     Net income                                                             $   382,585    $   394,305
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Deferred compensation                                                 12,832              0
           Depreciation and amortization                                        496,000        359,706
           Deferred gain amortization                                           (63,523)       (63,524)
           Deferred taxes                                                             0         48,125
           (Gain) loss on sale of fixed assets                                    9,671              0
     Changes in assets and liabilities:
           Royalties receivable                                                 (51,118)        16,850
           Other receivables                                                    (55,937)       (94,401)
           Income tax receivable/payable                                         80,309         59,486
           Inventory                                                             10,703          8,989
           Prepaid and other current assets                                     (48,810)       (61,711)
           Other assets                                                          24,324       (324,188)
           Accounts payable                                                    (847,589)       189,567
           Accrued expenses and other liabilities                               165,127         (3,319)
           Other liabilities                                                     51,132              0
                                                                            -----------    -----------
                 Total adjustments                                             (216,879)       135,580
                                                                            -----------    -----------
                 Net cash provided by operating activities                      165,706        529,885
                                                                            -----------    -----------

Cash flows from investing activities:
           Purchase of property, plant and equipment                           (830,792)    (1,583,892)
           Proceeds from sale of property, plant and equipment                  176,399         36,140
                                                                            -----------    -----------
                 Net cash provided by (used in) investing activities           (654,393)    (1,547,752)
                                                                            -----------    -----------

Cash flows from financing activities:
           Net borrowings under line of credit                                  160,000      1,000,000
                                                                            -----------    -----------
           Net cash provided by (used in ) financing activities                 160,000      1,000,000
                                                                            -----------    -----------
           Decrease in cash and cash equivalents                               (328,687)       (17,867)
                                                                            -----------    -----------
Cash and cash equivalents at beginning of period                                743,935        462,847
                                                                            -----------    -----------
Cash and cash equivalents at end of period                                  $   415,248    $   444,980
                                                                            ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period:
           Interest                                                         $   204,498    $    47,153
           Income Taxes                                                     $    96,500    $   350,000
     Non-cash investing and financing activity:
           Issuance of restricted stock                                     $   224,000    $        --

                            MEXICAN RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

                  In the opinion of Mexican Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of April 2, 2000, and the consolidated statements of income and cash flows for the 13-week periods ended April 2, 2000 and April 4, 1999. The consolidated statements of income for the 13-week period ended April 2, 2000 is not necessarily indicative of the results to be expected for the full year.


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


3.       ACQUISITION OF LA SENORITA RESTAURANTS

                  On April 30, 1999, the Company closed on its acquisition of La Senorita Restaurants. The Company acquired the operations of five company-owned restaurants, a partnership interest in a sixth restaurant, and the rights to the La Senorita franchise system. The purchase price was approximately $4.0 million in cash financed with Bank of America (formerly NationsBank).

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

                                                                                       13-WEEKS        13-WEEKS
                                                                                         ENDED          ENDED
                                                                                        4/02/00        4/04/99
         Revenues...................................................................  $ 15,892,708    $ 14,029,907
         Net Income.................................................................  $    382,585    $    443,468
         Diluted income per share...................................................  $       0.11    $       0.12

                  The pro forma information does not purport to be indicative of results of operations which would have occurred had the acquisition been consummated on the date indicated or future results of operations.

                  Allocation of purchase price for La Senorita is as follows:

         Working Capital............................................................  $    37,000
         Furniture, Fixtures & Equipment............................................  $ 1,216,000
         Goodwill...................................................................  $ 2,830,000
         Other......................................................................  $    50,000
                                                                                      -----------
                                                                                      $ 4,133,000

4.       NET INCOME (LOSS) PER COMMON SHARE

         Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. Stock options outstanding at April 2, 2000 of 725,270 shares were not considered in the computation of net income per common share for the quarter then ended because the exercise price exceeded the average market price for the quarter. For the thirteen weeks ended April 2, 2000 inclusion of option shares would be antidilutive. Stock options outstanding at April 4, 1999 of 808,270 shares were not considered in the computation of net income per common share for the quarter because the exercise price exceeded the average market price for the period. For the thirteen weeks ended April 4, 1999 inclusion of option shares would be antidilutive.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

                  This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: accelerating growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating habits; national, regional or local economic and real estate conditions; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; inflation; increased food, labor and benefit costs; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company. The use of words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's Annual Report and Form 10-K for the fiscal year ended January 2, 2000, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

                  Revenues. The Company's revenues for the first quarter of fiscal 2000 were up $3.6 million or 29.7% to $15.9 million compared with the same quarter a year ago. Restaurant sales for the first quarter of 2000 were up $3.6 million compared with the same quarter a year ago, to $15.5 million. La Senorita, which was acquired on April 30, 1999, contributed $1.8 million in restaurant sales in the first quarter of fiscal 2000. Six new restaurants were opened and two restaurants were closed since the end of the first quarter of fiscal 1999. Total system sales at restaurants operating in both fiscal quarters (same-stores) increased 2.8% over last year's same quarter. Company-owned same-store sales for the quarter increased 3.5%. Franchise-owned same-stores sales for the quarter increased 1.9%. Due to the Company's focus on its development of higher volume Tortuga Coastal Cantina and La Senorita restaurants, company-owned average weekly unit sales increased 11.5%.

                  Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also including paper and supplies, increased as a percentage of restaurant sales in the first quarter of 2000 to 28.4% as compared with 27.7% in the same quarter in 1999. The increase was primarily due to higher costs of sales associated with La Senorita, the restaurant chain that was acquired on April 30, 1999, and with the non-core stores located in Idaho. Historically, the La Senorita chain has higher costs of sales than the Company's pre-acquisition average cost of sales. Also, new restaurants that have been open less than one year also have higher than average costs of sales. As these restaurants mature, their costs of sales should improve. Excluding the impact of La Senorita, the non-core restaurants and new restaurants, costs of sales would have been lower than the first quarter a year ago. Although cheese costs were down compared with the same quarter a year ago, beef and produce costs were higher.

                  Labor and other related expenses increased as a percentage of restaurant sales by 10 basis points to 33.5% in the first quarter of 2000 as compared with 33.4% in the same quarter in 1999. The increase was primarily due to hourly labor expenses, which was mitigated by a decline in management, workmen's compensation and group insurance expenses.

                  Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance and advertising, increased as a percentage of restaurant sales by 60 basis points to 22.9% in the first quarter of 2000 as compared with 22.3% in the same quarter in 1999. The increase was primarily due to higher advertising expenses.

                  General and administrative expenses decreased as a percentage of total revenues by 120 basis points to 8.6% in the first quarter of 2000 as compared with 9.9% in the same quarter in 1999. The decrease was primarily due to the absorption of general and administrative expenses over a larger revenue base.

                  Depreciation and amortization expense increased as a percentage of total revenues by 20 basis points to 3.1% in the first quarter of 2000 as compared with 2.9% in the same quarter in 1999. The increase was primarily due to the La Senorita acquisition. Further, six new restaurants were opened since the end of the first quarter of fiscal 1999.

                  Pre-opening costs decreased as a percentage of total revenue by 10 basis points to 0.3% in the first quarter of 2000 compared with 0.4% in the same quarter in 1999. Pre-opening costs average $50,000 per new restaurant. One new restaurant was opened in each of the comparable quarters.

                  Other Income (Expense). Net other income (expense) increased 100 basis points to 1.3% in the first quarter of 2000 as compared with 0.3% in the same quarter in 1999. The increase was primarily due to interest expense, which increased approximately $150,000. Since the first quarter of 1999, new interest expense has been incurred due to new restaurant development and the acquisition of La Senorita.

                  Income Tax Expense. The Company's effective tax rate for the first quarter 2000 was 35.0% compared with 38.5% the same quarter a year ago. The decrease in the effective tax rate is primarily due to the Company's utilization of the Workers Opportunity Tax Credit (WOTC).

LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $165,706 for the 13 week period ended April 2, 2000, compared to $529,885 for the same period last year. As of April 2, 2000, the Company had a working capital deficit of $1.1 million, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                  During the first 13 weeks of 2000, capital expenditures on property, plant and equipment were approximately $ 830,000 as compared to $1.6 million for the same period in 1999. Capital expenditures included the remodeling of two restaurants. The Company plans to remodel the La Senorita restaurants in the second half of the fiscal year. One previously closed restaurant was reopened after a concept conversion from a Casa Ole to a Tortuga Coastal Cantina. No new restaurants are currently under construction, but the Company has secured a site for one additional Tortuga Coastal Cantina that should open during the third quarter. Additionally, the Company had cash outlays for necessary replacement of equipment and leasehold improvements in various older units. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $2.2 million.

                  The Company has a $10.0 million credit facility with Bank of America. The interest rate is either the prime rate or LIBOR plus a range of stipulated percentages. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee (ranging from 0.25% to 0.5%) on the unused portion of the revolver from the date of the credit agreement. As of April 2, 2000, the Company had $9.1 million outstanding on the revolving line of credit. The acquisition of La Senorita, which closed on April 30, 1999, used approximately $4.0 million of the revolving line. The balance was used for new restaurant construction, remodeling and other working capital needs. The Company anticipates that debt will decline approximately $1.0 million by the end of this fiscal year. The maturity date of the credit facility is July 15, 2002; however, the credit facility will be reduced by $500,000 on December 31, 2000 and $1.0 million on December 31, 2001.

                  The Company also has a $9.8 million forward commitment agreement with Franchise Finance Corporation of America ("FFCA"). At April 2, 2000, the Company had approximately $9.8 million available under the FFCA forward commitments.



                  The Company's management believes that the forward commitments with FFCA, along with operating cash flow and the Company's revolving line of credit with Bank of America, will be sufficient to meet its operating requirements and to finance its expansion plans (exclusive of any acquisitions other than La Senorita) through the end of the 2000 fiscal year.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amount outstanding at April 2, 2000, a 1% change in interest rates would change interest expense by $25,000.

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


MEXICAN RESTAURANTS, INC.

Dated:  May 10, 2000                                  By:  /s/ Louis P. Neeb
                                                      ----------------------
Louis P. Neeb
Chairman of the Board & Chief Executive Officer
(Principal Executive Officer)


Dated: May 10, 2000                                   By:  /s/ Andrew J. Dennard
                                                      --------------------------
Andrew J. Dennard
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MEXICAN RESTAURANTS, INC.


Dated:  May 10, 2000                                  By:
Louis P. Neeb                                            -----------------------
Chairman of the Board
& Chief Executive Officer
 (Principal Executive Officer)


Dated:  May 10, 2000                                  By:
Andrew J. Dennard                                        -----------------------
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

                                 EXHIBIT INDEX

                     Exhibit
                     Number                    Document Description
                     -------                   --------------------
                     27.1                      Financial Data Schedule