Form 10-Q
period 2000-07-02
MEXICAN RESTAURANTS INC
filed 2000-07-31
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly period ended JULY 2, 2000

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

        Registrant's telephone number, including area code: 713-943-7574


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

Number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2000: 3,541,705 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

             MEXICAN RESTAURANTS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                               7/2/00               1/2/00
                                                                              -------------         ------------
                                                                                (UNAUDITED)
Current assets:
        Cash and cash equivalents                                             $     285,485         $    743,935
        Royalties receivable                                                        170,602               42,660
        Other receivables                                                           686,147              448,468
        Inventory                                                                   756,487              701,195
        Taxes receivable                                                            220,693              120,427
        Prepaid expenses and other current assets                                   577,253              522,379
                                                                              -------------         ------------
              Total current assets                                                2,696,667            2,579,064
                                                                              -------------         ------------

Property, plant and equipment                                                    24,483,052           23,360,615
        Less accumulated depreciation                                            (6,531,445)          (5,879,908)
                                                                              -------------         ------------
              Net property, plant and equipment                                  17,951,607           17,480,707
Deferred tax assets                                                               1,267,873            1,390,873
Property held for resale                                                          1,100,000            1,100,000
Other assets                                                                      8,348,676            8,492,657
                                                                              -------------         ------------
                                                                              $  31,364,823         $ 31,043,301
                                                                              =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current installments of long-term debt                                $           -         $          -
        Accounts payable                                                          1,656,614            2,422,503
        Accrued sales and liquor taxes                                              166,659              175,932
        Accrued payroll and taxes                                                 1,345,319              877,085
        Accrued expenses                                                            476,618              587,116
                                                                              -------------         ------------
              Total current liabilities                                           3,645,210            4,062,636
                                                                              -------------         ------------

Long-term debt, net of current portion                                            9,310,000            8,963,320
Other liabilities                                                                   441,949              372,571
Deferred gain                                                                     3,162,834            3,252,440

Stockholders' equity:
        Preferred stock, $.01 par value, 1,000,000 shares
             authorized                                                                   -                    -
        Capital stock, $0.01 par value, 20,000,000 shares
             authorized, 4,732,705 shares issued                                     47,327               47,327
        Additional paid-in capital                                               20,121,076           20,537,076
        Retained earnings                                                         5,930,495            5,157,931
        Deferred compensation                                                      (209,068)                   -
        Treasury stock, cost of 1,191,000 and 1,135,000 shares,
             respectively                                                       (11,085,000)         (11,350,000)
                                                                              -------------         ------------
              Total stockholders' equity                                         14,804,830           14,392,334

                                                                              -------------         ------------
                                                                              $  31,364,823         $ 31,043,301
                                                                              =============         ============

             MEXICAN RESTAURANTS, INC. AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    13-WEEK          13-WEEK         26-WEEK           26-WEEK
                                                                 PERIOD ENDED     PERIOD ENDED     PERIOD ENDED     PERIOD ENDED
                                                                   07/02/00         07/04/99         07/02/00          07/04/99
                                                                 ------------    --------------    -------------    -------------
 Revenues:
       Restaurant sales                                          $ 15,733,686    $   14,123,991    $  31,279,153    $  26,060,785
       Franchise fees and royalties                                   315,737           370,446          657,576          621,929
       Other                                                           20,266            49,008           25,668          118,611
                                                                 ------------    --------------    -------------    -------------
                                                                   16,069,689        14,543,445       31,962,397       26,801,325
                                                                 ------------    --------------    -------------    -------------
 Costs and expenses:
       Cost of sales                                                4,438,103         3,938,103        8,848,550        7,250,271
       Labor                                                        5,244,525         4,824,585       10,458,584        8,812,806
       Restaurant operating expenses                                3,689,235         3,044,315        7,245,605        5,706,749
       General and administrative                                   1,403,133         1,301,677        2,777,726        2,511,878
       Depreciation and amortization                                  522,457           322,057        1,018,457          681,763
       Pre-open costs                                                     131            87,150           51,032          137,201
       Asset impairments and restaurant closing costs                       -           142,396                -          142,396
                                                                 ------------    --------------    -------------    -------------
                                                                   15,297,584        13,660,283       30,399,954       25,243,064

 Infrequently occuring income (expense) items, net                          -           437,685                -          437,685

                                                                 ------------    --------------    -------------    -------------
            Operating income                                          772,105         1,320,847        1,562,443        1,995,946
                                                                 ------------    --------------    -------------    -------------

 Other income (expense):
       Interest income                                                      -             4,177            4,416           11,459
       Interest expense                                              (208,740)         (150,514)        (413,638)        (206,127)
       Other, net                                                       6,614            56,714            5,343           71,616
                                                                 ------------    --------------    -------------    -------------
                                                                     (202,126)          (89,623)        (403,879)        (123,052)
                                                                 ------------    --------------    -------------    -------------

 Income before income tax expense                                     569,979         1,231,224        1,158,564        1,872,894
 Income tax expense                                                   180,000           472,599          386,000          719,964
                                                                 ------------    --------------    -------------    -------------

            Net income                                           $    389,979    $      758,625    $     772,564    $   1,152,930
                                                                 ============    ==============    =============    =============

 Basic and diluted  income per share                             $       0.11    $         0.21    $        0.21    $        0.32
                                                                 ============    ==============    =============    =============

 Weighted average number of shares (diluted)                        3,620,041         3,604,148        3,620,881        3,599,316
                                                                 ============    ==============    =============    =============

            MEXICAN RESTAURANTS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                               26-WEEK PERIODS ENDED
                                                              -----------------------
                                                                7/2/00       7/4/99
                                                              ----------   ----------
Cash flows from operating activities:
  Net income                                                  $  772,564   $1,152,930
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Deferred compensation                                        14,932           --
     Depreciation and amortization                             1,018,457      681,763
     Deferred gain amortization                                 (125,746)    (127,049)
     Deferred taxes                                              123,000           --
     (Gain) loss on sale of fixed assets                           9,671     (519,685)
     Asset impairments                                                --      142,396
  Changes in assets and liabilities:
     Royalties receivable                                       (127,942)     (26,991)
     Other receivables                                          (237,679)    (125,464)
     Income tax receivable/payable                              (100,266)     360,090
     Inventory                                                   (55,292)    (198,532)
     Prepaid and other current assets                            (66,141)      85,867
     Other assets                                                (26,652)    (211,675)
     Accounts payable                                           (765,889)     342,537
     Accrued expenses and other liabilities                      348,463       80,163
     Other liabilities                                           105,518           --
                                                              ----------   ----------
       Total adjustments                                         114,434      483,420
                                                              ----------   ----------
       Net cash provided by operating activities                 886,998    1,636,350
                                                              ----------   ----------
Cash flows from investing activities:
     Payment for purchase of acquisition, net of cash
      acquired                                                        --   (4,132,945)
     Purchase of property, plant and equipment                (1,493,527)  (4,097,914)
     Proceeds from sale of property, plant and equipment         176,399    1,186,609
                                                              ----------   ----------
       Net cash provided by (used in) investing activities    (1,317,128)  (7,044,250)
                                                              ----------   ----------
Cash flows from financing activities:
     Net borrowings under line of credit                         346,680    5,160,000
     Purchase of treasury stock                                 (375,000)          --
                                                              ----------   ----------
     Net cash provided by (used in) financing activities         (28,320)   5,160,000
                                                              ----------   ----------

                                                              ----------   ----------
     Decrease in cash and cash equivalents                      (458,450)    (247,900)
                                                              ----------   ----------
Cash and cash equivalents at beginning of period                 743,935      462,847
                                                              ----------   ----------
Cash and cash equivalents at end of period                    $  285,485   $  214,947
                                                              ==========   ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period:
     Interest                                                 $  404,695   $  206,715
     Income Taxes                                             $  364,960   $  597,339
  Non-cash investing and financing activity:
     Insurance of restricted stock                            $  224,000   $       --

             MEXICAN RESTAURANTS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

                  In the opinion of Mexican Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of July 2, 2000, and the consolidated statements of income and cash flows for the 26-week and 13-week periods ended July 2, 2000 and July 4, 1999. The consolidated statements of income for the 26-week and 13-week period ended July 2, 2000 is not necessarily indicative of the results to be expected for the full year.

2.       ACCOUNTING POLICIES

                  During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report and Form 10-K (file number 0-28234). Reference should be made to such financial statements for information on such accounting policies and further financial details.

                  Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company will adopt SFAS 133 beginning in fiscal year 2001. The Company does not expect the adoption of SFAS 133 to have a material effect on its financial condition or results of operation because the Company does not enter into derivative or other financial instruments for trading or speculative purposes nor does the Company use or intend to use derivative financial instruments or derivative commodity instruments.

                  In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 regarding (a) the definition of employee for the purposes of applying this opinion; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of Interpretation No. 44 affecting the Company are to be applied on a prospective basis effective July 1, 2000.

3.       ACQUISITION OF LA SENORITA RESTAURANTS

                  On April 30, 1999, the Company closed on its acquisition of La Senorita Restaurants. The Company acquired the operations of five company-owned restaurants, a partnership interest in a sixth restaurant, and the rights to the La Senorita franchise system. The purchase price was approximately $4.1 million in cash which was financed under the Company's credit facility.

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


                                                                                       26-WEEKS        26-WEEKS
                                                                                         ENDED          ENDED
                                                                                        7/02/00        7/04/99

         Revenues...................................................................$31,962,397    $29,262,004
         Net Income.................................................................$   772,564    $ 1,172,172
         Diluted income per share...................................................$      0.21    $      0.33


                  The pro forma information does not purport to be indicative of results of operations that would have occurred had the acquisition been consummated on the date indicated or future results of operations.

                  Allocation of purchase price for La Senorita is as follows:

         Working Capital............................................................$    37,000
         Furniture, Fixtures & Equipment............................................$ 1,216,000
         Goodwill...................................................................$ 2,830,000
         Other......................................................................$    50,000
                                                                                    -------------
                                                                                   $  4,133,000


4.       NET INCOME (LOSS) PER COMMON SHARE

                  Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. Stock options and warrants outstanding at July 2, 2000 and July 4, 1999 of 909,270 and 887,770 shares, respectively, were not considered in the computation of net income per common share because the effect of their inclusion would have been antidilutive.

5.       Acquisition of Treasury Stock

                  On June 1, 2000 the Company repurchased 120,000 of its common shares in negotiated transactions with non-affiliated shareholders for an aggregate consideration of $375,000. The repurchased shares were placed in the treasury for general corporate purposes.



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

RESULTS OF OPERATIONS

                  Revenues. The Company's revenues for the second quarter of fiscal 2000 were up $1.5 million or 10.5% to $16.1 million compared with the same quarter a year ago. Restaurant sales for the second quarter of 2000 were up $1.6 million compared with the same quarter a year ago, to $15.7 million. La Senorita, which was acquired on April 30, 1999, contributed $0.5 million in additional restaurant sales in the second quarter of fiscal 2000. Three new restaurants were opened, one restaurant was converted from a Casa Ole to a Tortuga Coastal Cantina and two restaurants were closed since the end of the second quarter of fiscal 1999. Total system sales at restaurants operating in both fiscal quarters (same-stores) increased 1.85% over last year's same quarter. Company-owned same-store sales for the quarter increased 2.7%. Franchise-owned same-stores sales for the quarter increased 0.9%. Due to the Company's focus on its development of higher volume Tortuga Coastal Cantina and La Senorita restaurants, company-owned average weekly unit sales increased 5.1%.

                  On a year-to-date basis, the Company's revenues were up $5.2 million or 19.3% to $32.0 million compared with the same quarter a year ago. Year-to-date restaurant sales were up $5.2 million compared with the same period a year ago, to $31.3 million. Year-to-date total system same-store sales were up 2.5%. Company-owned same-store sales for the year-to-date period were up 3.1%. Franchised-owned same-store sales for the year-to-date period were up 1.9%. Year-to-date company-owned average weekly unit sales increased 8.0%.

                  Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also including paper and supplies, increased as a percentage of restaurant sales in the second quarter of 2000 to 28.2% as compared with 27.9% in the same quarter in 1999. The increase was primarily due to higher costs of sales associated with La Senorita and with the non-core stores located in Idaho. Historically, the La Senorita chain has higher cost of sales than the Company's pre-acquisition average cost of sales. Also, new restaurants that have been open a year or less have higher than average costs of sales. As these restaurants mature, their costs of sales should improve. Although cheese costs were down compared with the same quarter a year ago, beef costs were higher.

                 On a year-to-date basis, cost of sales increased to 28.3% of restaurant sales compared with 27.8% in the same period a year ago. The increase was primarily due to the same factors discussed above.

                  Labor and other related expenses decreased as a percentage of restaurant sales by 80 basis points to 33.3% in the second quarter of 2000 as compared with 34.2% in the same quarter in 1999. The decrease was primarily due to La Senorita restaurants, improving 50 basis points, and the new Tortuga Coastal Cantina restaurants (that opened during 1999), improving 570 basis points.

                  On a year-to-date basis, labor and other related expenses decreased 40 basis points to 33.4% as compared with 33.8% in the same period a year ago. The decrease was primarily due to Tortuga Coastal Cantina restaurants (that opened during 1999), improving 390 basis points. Also, workers compensation and group insurance expenses were lower relative to the same period a year ago.

                  Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes and advertising, increased as a percentage of restaurant sales by 180 basis points to 23.4% in the second quarter of 2000 as compared with 21.6% in the same quarter in 1999. The increase was primarily due to increased advertising expense (same-store sales increased 2.7%), higher repair and maintenance expenses, and higher rent expenses.

                  On a year-to-date basis, restaurant operating expenses increased 120 basis points to 23.2% as compared with 21.9% in the same period a year ago. The increase was primarily due to the same factors discussed above.

                  General and administrative expenses decreased as a percentage of total revenues by 30 basis points to 8.7% in the second quarter of 2000 as compared with 9.0% in the same quarter in 1999. The decrease was primarily due to the absorption of general and administrative expenses over a larger revenue base.

                  On a year-to date basis, general and administrative expenses decreased as a percentage of total revenues by 70 basis points to 8.7% compared with 9.4% in the same period a year ago. The decrease was primarily due to the absorption of general and administrative expenses over a larger revenue base.

                  Depreciation and amortization expense increased as a percentage of total revenues by 100 basis points to 3.3% in the second quarter of 2000 as compared with 2.2% in the same quarter in 1999. The increase was primarily due to the La Senorita acquisition. Further, four new restaurants were opened since the end of the second quarter of fiscal 1999.

                  On a year-to-date basis, depreciation and amortization increased as a percentage of total revenue by 70 basis points to 3.2 % compared with 2.5% in the same period a year ago. The increase was primarily due to the same factors discussed above.

                  Pre-opening costs decreased as a percentage of total revenue by 60 basis points to 0.0% in the second quarter of 2000 compared with 0.6% in the same quarter in 1999. No restaurants were opened during the second quarter.

                  The Company recorded no asset impairments during the second quarter of fiscal year 2000. During the second quarter a year ago, the Company recorded an impairment provision in the amount of $142,396 relating to the impairment of assets at closed restaurants.

                  There were no infrequently occuring (income) and expense items during the current fiscal year. Last year's infrequently occuring (income) and expense consist of two items that increase operating income in the aggregate by $437,684. The Company sold one restaurant to the State of Texas (by eminent domain) for $1,150,000, resulting in a gain of $519,685. As part of the Company's decision to consolidate with a single outsourcing firm its accounting process, the Company settled its old outsourcing accounting contract for $82,000.

                  Other Income (Expense). Net other income (expense) increased 60 basis points to 1.3% in the second quarter of 2000 as compared with 0.6% in the same quarter in 1999. The increase was primarily due to interest expense, which increased $58,226. Additional interest expense has been incurred due to new restaurant development and the acquisition of La Senorita.

                  On a year-to-date basis, net other income (expense) increased 80 basis points to 1.3% compared with 0.5% in the same period a year ago. The increase was primarily due to the same factors discussed above.

                  Income Tax Expense. The Company's effective tax rate for the second quarter 2000 was 31.5% compared with 38.4% the same quarter a year ago. The decrease in the effective tax rate is primarily due to the Company's utilization of the Workers Opportunity Tax Credit.

LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $886,998 for the 26 week period ended July 2, 2000, compared to $1.6 for the same period last year. As of July 2, 2000, the Company had a working capital deficit of $1.0 million, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                  During the first 26 weeks of 2000, capital expenditures on property, plant and equipment were approximately $1.5 million as compared to $4.1 million for the same period in 1999. Capital expenditures included the remodeling of three restaurants. The Company plans to remodel the La Senorita restaurants in the second half of the fiscal year. One previously closed restaurant was reopened after a concept conversion from a Casa Ole to a Tortuga Coastal Cantina. One new restaurant is currently under construction and should open during the fourth quarter. Additionally, the Company had cash outlays for necessary replacement of equipment and leasehold improvements in various older units. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $1.5 million.

                  The Company has a $10.0 million credit facility with Bank of America. The interest rate is either the prime rate or LIBOR plus a range of stipulated percentages. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee (ranging from 0.25% to 0.5%) on the unused portion of the revolver from the date of the credit agreement. As of July 2, 2000, the Company had $9.3 million outstanding on the revolving line of credit. The acquisition of La Senorita, which closed on April 30, 1999, used approximately $4.0 million of the revolving line. The balance was used for new restaurant construction, remodeling and other working capital needs. The Company anticipates that debt will decline approximately $1.0 million by the end of this fiscal year. The maturity date of the credit facility is July 15, 2002; however, the credit facility will be reduced by $500,000 on December 31, 2000 and $1.0 million on December 31, 2001.

                  The Company also has a $9.8 million forward commitment agreement with Franchise Finance Corporation of America ("FFCA"). At July 2, 2000, the Company had approximately $9.8 million available under the FFCA forward commitments.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amount outstanding at July 2, 2000, a 1% change in interest rates would change interest expense by $25,000.

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                           Exhibit
                           Number                Document Description
                           --------              ---------------------
                           27.1                  Financial Data Schedule

                  (b)      Reports on Form 8-K

                                    The Company filed a report on Form 8-K
                                    during its second fiscal quarter to report its repurchase of 120,000 shares of its common stock and to announce the appointment of its president, Curt Glowacki, to the additional position of chief executive officer and election to the board of directors.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Mexican Restaurants, Inc.

Dated:  July 25, 2000                               By:  /s/ Curt Glowacki
Curt Glowacki                                            ----------------------
Chief Executive Officer
(Principal Executive Officer)


Dated: July 25, 2000                                By:  /s/ Andrew J. Dennard
Andrew J. Dennard                                        ----------------------
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

                                 EXHIBIT INDEX


                 Exhibit
                 Number                  Document Description
                 --------                ---------------------
                 27.1                    Financial Data Schedule