Form 10-Q
period 2000-10-01
MEXICAN RESTAURANTS INC
filed 2000-11-06
CIK 1009244

                                 UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended OCTOBER 1, 2000

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

Number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 2000: 3,532,305 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

ASSETS                                                                     10/1/00           1/2/00
                                                                        ------------    ------------
                                                                                        (Unaudited)
Current assets:
        Cash and cash equivalents                                       $    191,683    $    743,935
        Royalties receivable                                                 164,882          42,660
        Other receivables                                                    596,209         448,468
        Inventory                                                            748,363         701,195
        Taxes receivable                                                     154,990         120,427
        Prepaid expenses and other current assets                            540,275         522,379
                                                                        ------------    ------------
               Total current assets                                        2,396,402       2,579,064
                                                                        ------------    ------------

Property, plant and equipment                                             25,342,829      23,360,615
        Less accumulated depreciation                                     (6,966,307)     (5,879,908)
                                                                        ------------    ------------
               Net property, plant and equipment                          18,376,522      17,480,707
Deferred tax assets                                                        1,206,873       1,390,873
Property held for resale                                                   1,100,000       1,100,000
Other assets                                                               8,251,111       8,492,657
                                                                        ------------    ------------
                                                                        $ 31,330,908    $ 31,043,301
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current installments of long-term debt                          $         --    $         --
        Accounts payable                                                   1,788,519       2,422,503
        Accrued sales and liquor taxes                                       160,528         175,932
        Accrued payroll and taxes                                          1,254,010         877,085
        Accrued expenses                                                     613,279         587,116
                                                                        ------------    ------------
               Total current liabilities                                   3,816,336       4,062,636
                                                                        ------------    ------------

Long-term debt, net of current portion                                     8,810,000       8,963,320
Other liabilities                                                            471,800         372,571
Deferred gain                                                              3,103,689       3,252,440

Stockholders' equity:
        Preferred stock, $.01 par value, 1,000,000 shares
             authorized                                                           --              --
        Capital stock, $0.01 par value, 20,000,000 shares
             authorized, 4,732,705 shares issued                              47,327          47,327
        Additional paid-in capital                                        20,121,076      20,537,076
        Retained earnings                                                  6,243,549       5,157,931
        Deferred compensation                                               (197,869)             --
        Treasury stock, cost of 1,191,000 and 1,135,000
             shares, respectively                                        (11,085,000)    (11,350,000)
                                                                        ------------    ------------
               Total stockholders' equity                                 15,129,083      14,392,334
                                                                        ------------    ------------




                                                                        $ 31,330,908    $ 31,043,301
                                                                        ============    ============


                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                                             13-WEEK         13-WEEK         39-WEEK         39-WEEK
                                                          PERIOD ENDED    PERIOD ENDED    PERIOD ENDED    PERIOD ENDED
                                                            10/01/00        10/03/99        10/01/00         10/03/99
                                                          ------------    ------------    ------------    ------------
 Revenues:
      Restaurant sales                                    $ 15,787,434    $ 15,408,110    $ 47,066,587    $ 41,468,895
      Franchise fees and royalties                             314,974         343,592         972,550         965,521
      Other                                                     25,338          31,041          51,006         149,652
                                                          ------------    ------------    ------------    ------------
                                                            16,127,746      15,782,743      48,090,143      42,584,068
                                                          ------------    ------------    ------------    ------------

Costs and expenses:
      Cost of sales                                          4,389,553       4,406,606      13,238,103      11,656,877
      Labor                                                  5,265,303       5,174,144      15,723,887      13,986,950
      Restaurant operating expenses                          3,818,364       3,468,365      11,063,969       9,175,114
      General and administrative                             1,385,869       1,199,055       4,163,595       3,710,933
      Depreciation and amortization                            526,984         443,538       1,545,441       1,125,301
      Pre-opening costs                                         42,432         107,571          93,464         244,772
      Asset impairments and restaurant closing costs                --              --              --              --
                                                          ------------    ------------    ------------    ------------
                                                            15,428,505      14,799,279      45,828,459      39,899,947

      Infrequently occuring income (expense) items, net             --              --              --         295,289
                                                          ------------    ------------    ------------    ------------
           Operating income                                    699,241         983,464       2,261,684       2,979,410
                                                          ============    ============    ============    ============

Other income (expense):
      Interest income                                               --           3,121           4,416          14,580
      Interest expense                                        (223,588)       (128,529)       (637,226)       (334,656)
      Other, net                                                 5,969           7,800          11,312          79,416
                                                          ------------    ------------    ------------    ------------
                                                              (217,619)       (117,608)       (621,498)       (240,660)
                                                          ============    ============    ============    ============


      Income before income tax expense                         481,622         865,856       1,640,186       2,738,750
      Income tax expense                                       168,568         333,355         554,568       1,053,319
                                                          ------------    ------------    ------------    ------------

           Net income                                     $    313,054    $    532,501    $  1,085,618    $  1,685,431
                                                          ============    ============    ============    ============


Basic and diluted income per share                        $       0.09    $       0.15    $       0.30    $       0.47
                                                          ============    ============    ============    ============

Weighted average number of shares (basic and diluted)        3,542,380       3,609,293       3,594,646       3,602,213
                                                          ============    ============    ============    ============


                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 39-WEEK PERIODS ENDED
                                                                                 10/1/00        10/3/99
                                                                               -----------    -----------
 Cash flows from operating activities:
     Net income                                                                $ 1,085,618    $ 1,685,431
     Adjustments to reconcile net income to net cash
        provided by operating activities:
                  Deferred compensation                                             26,131             --
                  Depreciation and amortization                                  1,545,441      1,125,301
                  Deferred gain amortization                                      (184,800)      (189,709)
                  Deferred taxes                                                   184,000             --
                  (Gain) loss on sale of fixed assets                               20,789       (519,685)
                  Asset impairments                                                     --        142,396
     Changes in assets and liabilities:
                  Royalties receivable                                            (122,222)       (22,356)
                  Other receivables                                               (147,741)      (277,067)
                  Income tax receivable/payable                                    (34,563)       540,679
                  Inventory                                                        (47,168)      (213,146)
                  Prepaid and other current assets                                 (35,280)      (125,800)
                  Other assets                                                     (17,888)      (137,835)
                  Accounts payable                                                (633,984)       502,061
                  Accrued expenses and other liabilities                           387,684        248,561
                  Other liabilities                                                138,573             --
                                                                               -----------    -----------
                            Total adjustments                                    1,078,972      1,073,400
                                                                               -----------    -----------
                            Net cash provided by operating activities            2,164,590      2,758,831
                                                                               -----------    -----------
Cash flows from investing activities:
                   Payment for purchase of acquisition, net of cash acquired            --     (4,132,945)
                   Purchase of property, plant and equipment                    (2,390,921)    (5,286,273)
                   Proceeds from sale of property, plant and equipment             202,399      1,186,609
                                                                               -----------    -----------
                                   Net cash used in investing activities        (2,188,522)    (8,232,609)
                                                                               -----------    -----------
Cash flows from financing activities:
                   Net borrowings under line of credit                            (153,320)     5,200,000
                   Purchase of treasury stock                                     (375,000)            --
                                                                               -----------    -----------
                   Net cash provided by (used in) financing activities            (528,320)     5,200,000
                                                                               -----------    -----------

                   Decrease in cash and cash equivalents                          (552,252)      (273,778)
                                                                               -----------    -----------
Cash and cash equivalents at beginning of period                                   743,935        462,847
                                                                               -----------    -----------
Cash and cash equivalents at end of period                                     $   191,683    $   189,069
                                                                               ===========    ===========

Supplemental disclosure of cash flow information:
        Cash paid during the period:
                 Interest                                                      $   625,689    $   345,655
                 Income Taxes                                                  $   414,960    $   679,463
        Non-cash investing and financing activity:
                 Issuance of restricted stock                                  $   224,000    $        --


            MEXICAN RESTAURANTS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

                  In the opinion of Mexican Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of October 1, 2000, and the consolidated statements of income and cash flows for the 39-week and 13-week periods ended October 1, 2000 and October 3, 1999. The consolidated statements of income for the 39-week and 13-week periods ended October 1, 2000 is not necessarily indicative of the results to be expected for the full year.

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

                  The table below presents pro forma income statement information for 1999 as if the Company had purchased La Senorita at the beginning of the 1999 fiscal year. Pro forma adjustments are to remove compensation that is non-continuing, amortize the resulting goodwill over 15 years, reflect net interest expense on the debt resulting from the acquisition and record additional income tax at an effective rate of 38.5% on the combined income of the Company and La Senorita. This acquisition was accounted for as a purchase.

                                                         39-WEEKS
                                                           ENDED
                                                         10/03/99

         Revenues..................................    $44,947,471
         Net Income................................    $ 1,750,982
         Diluted income per share..................    $      0.49

                  The pro forma information does not purport to be indicative of results of operations that would have occurred had the acquisition been consummated on the date indicated or future results of operations.

                  Allocation of purchase price for La Senorita is as follows:

         Working Capital......................................   $    37,000
         Furniture, Fixtures & Equipment......................   $ 1,216,000
         Goodwill.............................................   $ 2,830,000
         Other................................................   $    50,000
                                                                 -----------
                                                                 $ 4,133,000


4.       NET INCOME (LOSS) PER COMMON SHARE

                  Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. Stock options and warrants outstanding at October 1, 2000 and October 3, 1999 of 889,695 and 930,270 shares, respectively, were not considered in the computation of net income per common share because the effect of their inclusion would have been antidilutive.

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

RESULTS OF OPERATIONS

                  Revenues. The Company's revenues for the third quarter of fiscal 2000 were up $345,004 or 2.2% to $16.1 million compared with the same quarter a year ago. Restaurant sales for the third quarter of 2000 were up $379,325 compared with the same quarter a year ago, to $15.8 million. One new restaurant was opened, one restaurant was converted from a Casa Ole to a Tortuga Coastal Cantina and two restaurants were closed since the end of the third quarter of fiscal 1999. Total system sales at restaurants operating in both fiscal quarters (same-stores) increased 2.9% over last year's same quarter. Company-owned same-store sales for the quarter increased 2.7%. Franchise-owned same-stores sales for the quarter increased 3.1%. Company-owned average weekly unit sales decreased 0.2%.

                  On a year-to-date basis, the Company's revenues were up $5.5 million or 12.9% to $48.1 million compared with the same quarter a year ago. Year-to-date restaurant sales were up $5.6 million compared with the same period a year ago, to $47.1 million. Year-to-date total system same-store sales were up 2.5%. Company-owned same-store sales for the year-to-date period were up 2.9%. Franchised-owned same-store sales for the year-to-date period were up 2.1%. Year-to-date company-owned average weekly unit sales increased 4.9%.

                  Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also including paper and supplies, decreased as a percentage of restaurant sales in the third quarter of 2000 to 27.8% as compared with 28.6% in the same quarter in 1999. The improvement was primarily due to a menu price increase of approximately 2.0% (across all concepts). The improvement was also due to the maturing of Tortuga Coastal Cantina restaurants that were opened last year. All food cost components were down compared with the same period a year ago except for meat and poultry, which increased 50 basis points. Paper and supply cost increased 20 basis points on a comparable basis.

                 On a year-to-date basis, cost of sales remained at 28.1% of restaurant sales compared with the same period a year ago.

                  Labor and other related expenses decreased as a percentage of restaurant sales by 20 basis points to 33.4% in the third quarter of 2000 as compared with 33.6% in the same quarter in 1999. The decrease was primarily due to La Senorita restaurants, improving 180 basis points, and the new Tortuga Coastal Cantina restaurants (that opened during 1999), improving 350 basis points. The improvement was also due to last year's closure of under performing restaurants. Offsetting these improvements were workers compensation and group insurance expenses, which increased on a comparable basis.

                  On a year-to-date basis, labor and other related expenses decreased 30 basis points to 33.4% as compared with 33.7% in the same period a year ago. The decrease was primarily due to the same factors discussed above.

                  Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes and advertising, increased as a percentage of restaurant sales by 170 basis points to 24.2% in the third quarter of 2000 as compared with 22.5% in the same quarter in 1999. The increase was primarily due to increased advertising, utilities, property taxes, insurance and repair and maintenance expenses.

                  On a year-to-date basis, restaurant operating expenses increased 140 basis points to 23.5% as compared with 22.1% in the same period a year ago. The increase was primarily due to the same factors discussed above.

                  General and administrative expenses increased as a percentage of total revenues by 100 basis points to 8.6% in the third quarter of 2000 as compared with 7.6% in the same quarter in 1999. The third quarter a year ago included an adjustment to accrued bonuses. Exclusive of that adjustment, general and administrative expenses would have been 8.5% the third quarter a year ago.

                  On a year-to date basis, general and administrative expenses remained at 8.7% of total revenues compared with the same period a year ago.

                  Depreciation and amortization expense increased as a percentage of total revenues by 50 basis points to 3.3% in the third quarter of 2000 as compared with 2.8% in the same quarter in 1999. The increase was primarily due to the La Senorita acquisition. Further, one new restaurant and three remodeling of restaurants were opened since the end of the third quarter of fiscal 1999.

                  On a year-to-date basis, depreciation and amortization increased as a percentage of total revenue by 60 basis points to 3.2 % compared with 2.6% in the same period a year ago. The increase was primarily due to the same factors discussed above.

                  Pre-opening costs decreased as a percentage of total revenue by 40 basis points to 0.3% in the third quarter of 2000 compared with 0.7% in the same quarter in 1999. One restaurant was opened just after the third quarter but pre-opening costs were incurred in the third quarter.

                  The Company recorded no asset impairments during the third quarter of fiscal year 2000. During the second quarter a year ago, the Company recorded an impairment provision in the amount of $142,396 relating to the impairment of assets at closed restaurants.

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

                  Other Income (Expense). Net other income (expense) increased as a percentage of total revenue by 60 basis points to 1.3% in the third quarter of 2000 as compared with 0.7% in the same quarter in 1999. The increase was primarily due to interest expense, which increased $95,209 on a comparable basis. Additional interest expense has been incurred due to the debt associated with new restaurant development and the acquisition of La Senorita.

                  On a year-to-date basis, net other income (expense) increased as a percentage of total revenue by 70 basis points to 1.3% compared with 0.6% in the same period a year ago. The increase was primarily due to the same factors discussed above.

                  Income Tax Expense. The Company's effective tax rate for the third quarter 2000 was 35.0% compared with 38.5% the same quarter a year ago. The decrease in the effective tax rate is primarily due to the Company's utilization of the Workers Opportunity Tax Credit.

LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $2.2 million for the 39-week period ended October 1, 2000, compared to $2.8 million for the same period last year. As of October 1, 2000, the Company had a working capital deficit of $1.5 million, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                  During the first 39 weeks of 2000, capital expenditures on property, plant and equipment were approximately $2.4 million as compared to $5.2 million for the same period in 1999. Capital expenditures included the remodeling of three restaurants. During the third quarter, the Company began remodeling certain of the La Senorita restaurants. One previously closed restaurant was reopened after a concept conversion from a Casa Ole to a Tortuga Coastal Cantina. One new restaurant was opened just after the third quarter ended and no new construction is currently underway. Additionally, the Company had cash outlays for necessary replacement of equipment and leasehold improvements in various older units. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $0.6 million.

                  The Company has a $10.0 million credit facility with Bank of America. The interest rate is either the prime rate or LIBOR plus a range of stipulated percentages. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee (ranging from 0.25% to 0.5%) on the unused portion of the revolver from the date of the credit agreement. As of October 1, 2000, the Company had $8.8 million outstanding on the revolving line of credit. The acquisition of La Senorita, which closed on April 30, 1999, used approximately $4.0 million of the revolving line. The balance was used for new restaurant construction, remodeling and other working capital needs. The Company anticipates that debt will decline approximately $0.5 million by the end of this fiscal year. The maturity date of the credit facility is July 15, 2002; however, the credit facility will be reduced by $500,000 on December 31, 2000 and $1.0 million on December 31, 2001.

                  The Company also has a $9.8 million forward commitment agreement with Franchise Finance Corporation of America ("FFCA"). At October 1, 2000, the Company had approximately $9.8 million available under the FFCA forward commitments.

                  The Company's management believes that the forward commitments with FFCA, along with operating cash flow and the Company's revolving line of credit with Bank of America, will be sufficient to meet its operating requirements and to finance its expansion plans (exclusive of any acquisitions) through the end of the 2000 fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amount outstanding at October 1, 2000, a 1% change in interest rates would change interest expense by $22,000.

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


MEXICAN RESTAURANTS, INC.

Dated:  October 27, 2000                              By:  /s/ Curt Glowacki
                                                           --------------------
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)


Dated: October 27, 2000                               By: /s/ Andrew J. Dennard
                                                          ---------------------
Andrew J. Dennard
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MEXICAN RESTAURANTS, INC.


Dated:  October 27, 2000                              By:
Curt Glowacki                                             ---------------------
Chief Executive Officer
(Principal Executive Officer)


Dated:  October 27, 2000                              By:
Andrew J. Dennard                                         ---------------------
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

                                 EXHIBIT INDEX

                EXHIBIT
                NUMBER         DOCUMENT DESCRIPTION
                ------         --------------------
                 27.1          Financial Data Schedule
