Form 10-K
period 2000-12-31
MEXICAN RESTAURANTS INC
filed 2001-04-17
CIK 1009244

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on April 11, 2001 was $3,656,873. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. Number of shares outstanding of each of the issuer's classes of common stock, as of April 11, 2001: 3,522,905 shares of common stock, par value $.01.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held May 22, 2001, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------

                                     PART 1

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K under "Item 1. Business", "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Mexican Restaurants, Inc. (the "Company"), its area developers, franchisees and restaurants to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; area developers' adherence to development schedules; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with government regulations; regional weather conditions; construction schedules; and other factors referenced in the Form 10-K. The use in this Form 10-K of such words as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees, its area developers, and franchisees and the manner in which they operate and develop stores.

ITEM 1. BUSINESS

GENERAL

         Mexican Restaurants, Inc. (formerly Casa Ole Restaurants, Inc., the "Company") was incorporated under the laws of the State of Texas in February 1996, and had its initial public offering in April 1996. The Company operates as a holding company and conducts substantially all of its operations through its subsidiaries. All references to the Company include the Company and its subsidiaries, unless otherwise stated.

         The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience, under the names Casa Ole, Monterey's Tex-Mex Cafe, Monterey's Little Mexico, Tortuga Coastal Cantina and La Senorita. The Casa Ole, Monterey, Tortuga and La Senorita concepts have been in business for 29, 46, 7 and 22 years, respectively. Today the Company operates 53 restaurants and franchises 35 restaurants in various communities across Texas, Louisiana, Oklahoma, Idaho and Michigan. The Casa Ole', Monterey and La Senorita restaurants are designed to appeal to a broad range of customers, and are located primarily in small and medium-sized communities and middle-income areas of larger markets. The Tortuga Coastal Cantina restaurants also appeal to a broad range of customers and are primarily located in Houston suburban markets. The restaurants offer fresh, quality food, affordable prices, friendly service and comfortable surroundings. Menus feature a variety of traditional Mexican and Tex-Mex selections; complemented by the Company's own original Mexican-based recipes designed to have broad appeal. The Company believes that the established success of the Company in existing markets, its focus on middle-income customers, and the skills of its management team provide significant opportunities to realize the value inherent in the Mexican restaurant market, increase revenues in existing markets, and through opportunistic acquisitions, penetrate new markets.

STRATEGY AND CONCEPT

         The Company's objective is to be perceived as a value leader in the Mexican segment of the full-service casual dining marketplace. To accomplish this objective, the Company has developed strategies designed to achieve and maintain high levels of customer loyalty, frequent patronage and profitability. The key strategic elements are:

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

         The menus feature a wide variety of entrees including enchiladas, combination platters, burritos, fajitas, coastal seafood and other house specialties. The menu also includes soup, salads, appetizers and desserts. From time to time the

Company also introduces new dishes designed to keep the menus fresh. Alcoholic beverages are served as a complement to meals and represent a range of less than 5% of sales at its more family oriented locations, and up to 20% in its more casual dining locations. At Company-owned restaurants the dinner menu entrees presently range in price from $4.49 to $14.95, with most items priced between $5.95 and $8.95. Lunch prices at most Company-owned restaurants presently range from $4.45 to $8.95.

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

         The Company does not currently anticipate building any new restaurants or making any acquisitions during fiscal year 2001.

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


         The Company believes that a sufficient number of suitable sites are available for Company and franchise development in existing markets. Based on its current planning and market information, the Company does not plan to open additional restaurants in fiscal year 2001, but believes that its franchisees will open one additional restaurant. The anticipated total investment for a 4,200 to 5,600 square foot restaurant, including land, building, equipment, signage, site work, furniture, fixtures and decor ranges between $1.4 and $2.1 million (including capitalized lease value). Additionally, training and other pre-opening costs are anticipated to approximate $50,000 per location. The cost of developing and operating a Company restaurant can vary based upon fluctuations in land acquisition and site improvement costs, construction costs in various markets, the size of the particular restaurant and other factors. Although the Company anticipates that development costs associated with near-term restaurants will range between $1.4 and $2.1 million, there can be no assurance of this. Where possible, the Company uses build to suit, lease conversion or sale and leaseback transactions to limit its cash investment to approximately $500,000 per location.

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

         As of December 31, 2000, the Company employed approximately 2,350 people, of whom 2,317 were restaurant personnel at the Company-owned restaurants and 33 were corporate personnel. The Company considers its employee relations to be good. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company's employees are not covered by a collective bargaining agreement.

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

         MARKETING AND ADVERTISING. The Company believes that when media penetration is achieved in a particular market, investments in radio and television advertising can generate significant increases in revenues in a cost-effective manner. During fiscal 2000, the Company spent approximately 3.7% of restaurant revenues on various forms of advertising. Besides radio and television, the Company makes use of in-store promotions, involvement in community activities, and customer word-of-mouth to maintain their performance. Achieving effective media penetration in each market which it enters is a key component of the Company's expansion strategy.

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

FRANCHISING

         The Company currently has 17 franchisees operating a total of 35 restaurants. No new franchise restaurants were opened and none were closed during fiscal year 2000. As of April 11, 2001, two franchise restaurant locations are under consideration (one Tortuga Coastal Cantina and one Casa
Ole). Franchising allows the Company to expand the number of stores and penetrate markets more quickly and with less capital than developing Company-owned stores. Franchisees are selected on the basis of various factors, including business background, experience and financial resources. In seeking new franchisees, the Company targets experienced multi-unit restaurant operators with knowledge of a particular geographic market and financial resources sufficient to execute the Company's development schedule. Under the current franchise agreement, franchisees are required to operate their stores in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. In addition, franchisees are required to purchase, directly from the Company or its authorized agent, spice packages for use in the preparation of certain menu items, and must purchase certain other items from approved suppliers unless written consent is received from the Company.

         FRANCHISE AGREEMENTS. The Company enters into a franchise agreement with each franchisee which grants the franchisee the right to develop a single store within a specific territory at a site approved by the Company. The franchisee then has limited exclusive rights within the territory. Under the Company's current standard franchise agreement, the franchisee is required to pay a franchise fee of $25,000 per restaurant. The current standard franchise agreement provides for an initial term of 15 years (with a limited renewal option) and payment of a royalty of 3% to 5% of gross sales. The termination dates of the Company's franchise agreements with its existing franchisees currently range from 2001 to 2015. During fiscal year 2000, the Company modified its franchise agreement to accommodate the Tortuga Coastal Cantina concept.

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

         AREA DEVELOPERS. The area development agreement is an extension of the standard franchise agreement. The area development agreement provides area developers with the right to execute more than one franchise agreement in accordance with a fixed development schedule. Restaurants established under these agreements must be located in a specific territory in which the area developer will have limited exclusive rights. Area developers pay an initial development fee generally equal to the total initial franchise fee for the first franchise agreement to be executed pursuant to the development schedule plus 10% of the initial franchise fee for each additional franchise agreement to be executed pursuant to the development schedule. Generally the initial development fee is not refundable, but will be applied in the proportions described above to the initial franchise fee payable for each franchise agreement executed pursuant to the development schedule. New area developers will pay monthly royalties for all restaurants established under such franchise agreements on a declining scale generally ranging from 5% of gross sales for the initial restaurant to 3% of gross sales for the fourth restaurant and thereafter as additional restaurants are developed. Area development agreements are not assignable without the prior written consent of the Company. The Company will retain rights of first refusal with respect to proposed sales of restaurants by the area developers. Area developers are not permitted to compete with the Company. If an area developer fails to meet its development schedule obligations, the Company can, among other things, terminate the area development agreement or modify the territory in the agreement. The Company is not currently seeking new area developers. The Company currently has one area developer operating a total of eleven restaurants.

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

ITEM 2. PROPERTIES

         The Company's executive offices are located in approximately 7,200 square feet of office space in Houston, Texas. The offices are currently leased by the Company from CO Properties No. 3, a Texas partnership owned by Larry N. Forehand and Michael D. Domec, under a gross lease (where the landlord pays utilities and property taxes) expiring in December 2004, with rental payments of $7,868 per month. See "Notes to Consolidated Financial Statements--Related Party Transactions." The Company believes that its properties are suitable and adequate for its operations.

         The Company owns the land and buildings on three restaurant locations and the building and improvements on two restaurant locations situated on ground leases with the balance of locations on leased sites. One of the owned restaurants is closed and has a sale contract pending. Three of the owned restaurants were closed in previous years and have been leased to either franchisees or to third parties. The Company also owns a pad site in Phoenix, Arizona that is for sale. Real estate leased for Company-owned restaurants is typically leased under triple net leases that require the Company to pay real estate taxes and utilities, to maintain insurance with respect to the premises and in certain cases to pay contingent rent based on sales in excess of specified amounts. Generally the non-mall locations for the Company-owned restaurants have initial terms of 10 to 20 years with renewal options.

RESTAURANT LOCATIONS

         At December 31, 2000, the Company's system of Company-operated and franchised restaurants included 88 restaurants. As of such date, the Company operated and franchised Casa Ole restaurants in the States of Texas and Louisiana. As of such date, the Company operated Monterey's Tex-Mex Cafe and Monterey's Little Mexico restaurants in the States of Texas, Oklahoma and Idaho, and Tortuga Coastal Cantina restaurants in the State of Texas. The Company also operated and franchised La Senorita restaurants in the State of Michigan. The Company's portfolio of restaurants is summarized below:

                  CASA OLE
                           Company-operated                       16 Leased

                           Franchised                             31
                                                                 ---

                                    TOTAL                         47
                                                                 ===

                  MONTEREY'S TEX-MEX CAFE
                           Company-operated                        5 Leased

                                    TOTAL                          5
                                                                 ===

                  MONTEREY'S LITTLE MEXICO
                           Company-operated                        1 Owned
                                                                  16 Leased

                                    TOTAL                         17
                                                                 ===

                  TORTUGA COASTAL CANTINA
                           Company-operated                       10 Leased

                                    TOTAL                         10
                                                                 ===

                  LA SENORITA
                           Company-operated                        5 Leased
                           Franchised                              4
                                                                 ---

                                    TOTAL                          9
                                                                 ===


                                    GRAND TOTAL                   88
                                                                 ===

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

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



                                                              HIGH            LOW
                                                              ----            ---
FISCAL YEAR 1998:
     First Quarter (ended March 29, 1998) ........           4 7/8           3 3/4
     Second Quarter (ended June 28, 1998) ........           5 7/8           4 3/4
     Third Quarter (ended September 27, 1998) ....           5 3/8               4
     Fourth Quarter (ended January 3, 1998) ......          5 1/16               4

FISCAL YEAR 1999:
     First Quarter (through April 4, 1999) .......           4 1/2          3 7/16
     Second Quarter (ended July 4, 1999) .........          4 9/16           3 1/4
     Third Quarter (ended October 3, 1999) .......         4 15/16           3 3/4
     Fourth Quarter (ended January 2, 2000) ......          4 7/16           3 1/4

FISCAL YEAR 2000:
     First Quarter (ended April 2, 2000) .........         3 13/16          3 3/16
     Second Quarter (ended July 2, 2000) .........               4         2 13/16
     Third Quarter (ended October 1, 2000) .......           3 7/8           2 3/8
     Fourth Quarter (ended December 31, 2000) ....           2 7/8           1 3/4

FISCAL YEAR 2001:
     First Quarter (ended April 1, 2001) .........          3 3/16           2 1/4


         As of April 11, 2001, the Company estimates that there were approximately 800 beneficial owners of the Company's Common Stock, represented by approximately 66 holders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

         Balance sheet data as of December 27, 1996, December 28, 1997, January 3, 1999, January 2, 2000 and December 31, 2000, and income statement data for the fiscal years then ended have been derived from consolidated financial statements audited by KPMG LLP, independent certified public accountants. The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Consolidated Financial Statements and the Notes thereto included in Item 8. hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. hereof.



                                                                                 FISCAL YEARS
                                                                                 ------------
                                                        1996          1997          1998(1)         1999           2000
                                                      --------      --------       --------       --------       --------
                                                              (Dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues:
  Restaurant sales .............................      $ 17,574      $ 34,301       $ 47,000       $ 55,997       $ 61,834
  Franchise fees, royalties and other ..........           891         1,029          1,120          1,469          1,362
                                                      --------      --------       --------       --------       --------

         Total revenues ........................        18,465        35,330         48,120         57,466         63,196
                                                      --------      --------       --------       --------       --------
Costs and expenses:
  Cost of sales ................................         4,208         8,954         12,899         15,774         17,402
  Restaurant operating expenses ................         9,609        19,231         25,611         31,448         35,796
  General and administrative ...................         2,081         3,632          4,429          5,191          5,548
  Depreciation and amortization ................           208         1,245          1,654          2,003          2,227
  Restaurant closure costs .....................            --           432             --          1,493             --
                                                      --------      --------       --------       --------       --------

         Total costs and expenses ..............        16,106        33,494         44,593         55,909         60,973
                                                      --------      --------       --------       --------       --------

Infrequently occurring income
  items, net ...................................            --            --             --            437             --
                                                      --------      --------       --------       --------       --------

Operating income ...............................         2,359         1,836          3,527          1,994          2,223
Other income (expense) .........................           367          (171)          (385)          (534)          (885)
                                                      --------      --------       --------       --------       --------

Income before income tax expense ...............      $  2,726      $  1,665       $  3,142       $  1,460       $  1,338
                                                      ========      ========       ========       ========       ========

Extraordinary item..............................      $     --      $     --       $     40       $     --       $     --
                                                      ========      ========       ========       ========       ========

Net income .....................................      $  1,868      $  1,015       $  1,973       $    833       $    867
                                                      ========      ========       ========       ========       ========

Net income per share (diluted) .................      $   0.53      $   0.28       $   0.55       $   0.23       $   0.24
                                                      ========      ========       ========       ========       ========


                                                                                 FISCAL YEARS
                                                                                 ------------
                                                        1996          1997          1998(1)         1999           2000
                                                     --------      --------       --------       --------       --------
                                                                           (Dollars in thousands)
BALANCE SHEET DATA:
Working capital (deficit) ......................      $  6,857      $ (2,023)      $ (1,047)      $ (1,484)      $ (1,920)
Total assets ...................................      $ 12,146      $ 26,508       $ 23,421       $ 31,043       $ 31,509
Long-term debt, less
  current portion...............................      $     --      $ 10,107       $  2,870       $  8,963       $  8,300
Total stockholders' equity .....................      $ 10,720      $ 11,735       $ 13,559       $ 14,392       $ 14,889


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

FISCAL YEAR

         The Company has a 52/53 week fiscal year ending on a Sunday nearest December 31. References in this Report to fiscal 1998, 1999 and 2000 relate to the periods ended January 3, 1999, January 2, 2000 and December 31, 2000, respectively. Fiscal years 1999 and 2000 presented herein consisted of 52 weeks. Fiscal year 1998 consisted of 53 weeks.

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

         REVENUES. Fiscal 2000 revenues increased 10.0% to $63.2 million. Restaurant sales increased 10.4% to $61.8 million. La Senorita, which was acquired on April 30, 1999, contributed $2.2 million of the $5.7 million increase in restaurant sales. One new restaurant was opened, one restaurant was reopened, and three restaurants were closed during the year. Total system same-store sales (including La Senorita) were up 2.7%. Company-owned same store sales were up 3.2% and franchise-owned same-store sales were up 2.1%. Due to new store development of higher volume Tortuga Coastal Cantina and La Senorita restaurants, company-owned average weekly sales increased 6.1%.

         Franchise fees, royalties and other decreased 7.3% or $107,000 to $1.4 million. The decrease was due to other miscellaneous revenues decreasing as the Company quit selling certain merchandise items in the restaurants.

         COSTS AND EXPENSES. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, decreased slightly as a percent of sales to 28.1% compared with 28.2% in fiscal 1999. The decrease was due to efforts with suppliers to generate costs savings coupled with a decrease in cheese prices. These were offset by significant increases in the cost of beef, guacamole and tequila. Moderate price increases during the year also helped to keep costs down as a percent of sales.

          Labor and other related expenses increased 10 basis points to 33.6% compared with 33.5% in fiscal 1999. The increase was primarily due to higher labor costs associated with new store development, as well as the tight labor markets. Also, workers' compensation and health insurance expenses increased on a comparable basis. Offsetting these increases were labor efficiencies within the restaurants that were opened during fiscal 1999.

         Restaurant operating expenses increased to 24.3% of restaurant sales compared with 22.6% in fiscal 1999. The increase was due to a combination of higher utility costs, increased repairs and maintenance, increased property taxes and rent. Utility costs increased due to the higher energy costs. Older facilities contributed to the increased repairs. The addition of the Tortuga Coastal Cantina and La Senorita restaurants and their related capital additions resulted in an increase in rental expense and property taxes.

         General and administrative expenses (G&A) decreased from 9.0% of total sales in fiscal year 1999 to 8.8% in fiscal year 2000. The decrease was primarily due to the absorption of general and administrative expenses over a larger revenue base. Fiscal year 1999 also included $62,000 in write-offs of site development costs.

         Depreciation and amortization increased by 23.6% to $2.1 million. This increase is primarily due to the La Senorita acquisition in May 1999 and capital additions during 1999 as five new restaurants were opened and nine restaurants were remodeled resulting in a full year's depreciation during fiscal year 2000. Also during the year, two additional restaurants were opened and four were remodeled.

         Pre-opening costs decreased by 60.8% as the number of stores opened decreased from 6 to 2.

         During fiscal year 1999, the Company expensed $1.5 million related to restaurant closure and asset impairment costs. There were no impairments recorded in fiscal year 2000.

         Infrequently occurring (income) and expense in 1999 consisted of two items that increased operating income in the aggregate by $437,684. There were no such items in fiscal year 2000.

         OTHER INCOME (EXPENSE). Interest expense increased by $373,861 due to a higher average debt balance and higher interest rates. The Company borrowed $4.2 million to finance the La Senorita acquisition in May 1999 and also borrowed to finance investments in new stores throughout 1999, increasing debt from $2,870,000 to $8,963,320 during the year. Debt was decreased by $663,320 during 2000, but the average balance remained higher than in 1999. Interest rates have increased by 2% over the beginning of 1999, further contributing to the increased expense.

         Other income and expense items decreased from a net expense of $42,426 to a net expense of $19,242.

         INCOME TAX EXPENSE. The Company's effective tax rate for fiscal 2000 was 35.0% compared with 42.9% in fiscal 1999. The lower rate is due to the effect of higher tax credits on lower income before taxes.

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

         Depreciation and amortization increased 30 basis points to 3.0% compared with 2.7% in fiscal 1998. This increase is primarily due to the La Senorita acquisition. Further, five restaurants were opened and nine restaurants were remodeled.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company met fiscal 2000 capital requirements with cash generated by operations. In fiscal 2000, the Company's operations generated approximately $3.5 million in cash, as compared with $3.6 million in fiscal 1999 and $2.1 million in fiscal 1998. As of December 31, 2000, the Company had a working capital deficit of approximately $1.9 million, compared with a working capital deficit of approximately $1.5 million at January 2, 2000. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

         The Company's principal capital requirements are the funding of new restaurant development or acquisitions and remodeling of older units. During fiscal 2000, capital expenditures on property, plant and equipment were approximately $2.8 million as compared to approximately $7.3 million for fiscal 1999. The Company opened one new restaurant, reopened an existing restaurant (a conversion from a Casa Ole to a Tortuga Coastal Cantina) and remodeled four restaurants. There are no new restaurants planned for fiscal 2001. The Company does plan to modestly remodel five restaurants in fiscal year 2001. The estimated capital needed for fiscal 2001 for general corporate purposes, including remodeling, is approximately $1.6 million. This estimate also includes five remodels, ranging from $50,000 to $130,000 per restaurant.

         The Company has a $9.5 million credit facility with Bank of America. At December 31, 2001, the credit facility will be reduced to $8.5 million and will mature on July 15, 2002. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee ranging from 0.25% to 0.5% on the unused portion of the revolver from the date of the credit agreement. As of December 31, 2000, the Company had $8.3 million outstanding on the revolving line of credit. The acquisition of La Senorita, which closed on April 30, 1999, used $4.2 million of the revolving line. The balance was used for new restaurant construction, remodeling and other working capital needs.

         Bank of America notified the Company in early February 2001 that it was asking the Company to find a replacement lender. They also indicated that to facilitate the effort they were moving the Company's account to the bank's Special Assets Group. As of December 31, 2000, the Company was in compliance with all of its loan covenants. However, based on tighter covenants that go into effect in the first quarter of fiscal 2001, the Company anticipates it maybe out of compliance with certain loan covenants at the end of the first and second quarters of fiscal 2001. The bank, in return for additional fees and an increase in interest rates, has agreed to waive the 2001 first and second quarter lack of compliance and amended certain future covenant ratios under the debt agreement. The Company has received and is evaluating alternative finance proposals from several lenders. The goal is to enter into a term loan for at least $5.0 million, and to establish a new revolving line of credit. Without property sales, the Company anticipates that it will use excess cash flow during fiscal 2001 to pay down approximately $2.0 million of outstanding indebtedness.

         The Company also has a $9.8 million forward commitment agreement with Franchise Finance Corporation of America ("FFCA"). At December 31, 2000, the Company had approximately $9.8 million available under the FFCA forward commitments.

         The Company's management believes that with its forward commitments with Franchise Finance Corporation of America, along with operating cash flow and the Company's revolving line of credit with Bank of America (and its successor), funds will be sufficient to meet operating requirements and to finance routine capital expenditures and remodels through the end of the 2001 fiscal year.


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

         SMALL RESTAURANT BASE AND GEOGRAPHIC CONCENTRATION. The results achieved to date by the Company's relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a more geographically dispersed area. Because of the Company's relatively small restaurant base, an unsuccessful new restaurant could have a more significant effect on the Company's results of operations than would be the case in a company owning more restaurants. Additionally, given the Company's present geographic concentration (all Company-owned units are currently in Texas, Oklahoma, Michigan and Idaho), results of operations may be adversely affected by economic or other conditions in the region and adverse publicity relating to the Company's restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

         CONTROL OF THE COMPANY BY MANAGEMENT AND DIRECTORS. Approximately 47% of the Common Stock and rights to acquire Common Stock of the Company are beneficially owned or held by Larry N. Forehand, David Nierenberg, Michael D. Domec and Louis P. Neeb, directors and/or executive officers of the Company.

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

         COMPETITION. The restaurant industry is intensely competitive. The Company competes against other family dining concepts, as well as quick service and casual dining concepts, for customers, employees, and franchisees. See "Item
1. Business--Competition."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amounts outstanding at year-end, a 1% change in interest rates would change interest expense by approximately $83,000.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and Supplementary Data are set forth herein commencing on page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

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

                   #3.1 Articles of Incorporation of the Company (as amended).

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

----------
         *        Filed herewith.

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

         * Incorporated by reference to corresponding Exhibit number of the Company's Form 8K filed by the Company on May 25, 1999 with the Securities and Exchange Commission.

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

                            MEXICAN RESTAURANTS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                   PAGE
                                                                                                                   ----
Report of Independent Auditors..................................................................................    F-2

Consolidated Balance Sheets as of January 2, 2000 and December 31, 2000.........................................    F-3

Consolidated Statements of Income for each of the years in the three fiscal-year
  period ended December 31, 2000................................................................................    F-4

Consolidated Statements of Stockholders' Equity for each of the years in
  the three fiscal-year period ended December 31, 2000..........................................................    F-5

Consolidated Statements of Cash Flows for each of the years in the three
  fiscal-year period ended December 31, 2000....................................................................    F-6

Notes to Consolidated Financial Statements......................................................................    F-7

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Mexican Restaurants, Inc.:


         We have audited the accompanying consolidated balance sheets of Mexican Restaurants, Inc. and subsidiaries (the Company) as of January 2, 2000 and December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexican Restaurants, Inc. and subsidiaries as of January 2, 2000 and December 31, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP


Houston, Texas
March 2, 2001,
except as to Note 3 which
is as of April 17, 2001

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      JANUARY 2, 2000 AND DECEMBER 31, 2000



                                                                                       FISCAL YEARS
                                                                                  1999              2000
                                                                              -------------    -------------
ASSETS

Current assets:
  Cash and cash equivalents ...............................................   $     743,935    $     636,334
  Royalties receivable ....................................................          42,660           66,798
  Other receivables .......................................................         448,468          611,603
  Inventory ...............................................................         701,195          718,629
  Taxes receivable ........................................................         120,427          257,080
  Prepaid expenses ........................................................         522,379          529,830
                                                                              -------------    -------------
         Total current assets .............................................       2,579,064        2,820,274
                                                                              -------------    -------------


Property, plant and equipment .............................................      23,148,394       25,550,871
  Less accumulated depreciation ...........................................      (5,727,517)      (7,339,223)
                                                                              -------------    -------------
         Net property, plant and equipment ................................      17,420,877       18,211,648
Deferred tax assets .......................................................       1,390,873        1,167,661
Property held for resale ..................................................       1,100,000        1,100,000
Other assets ..............................................................       8,552,487        8,209,243
                                                                              -------------    -------------

                                                                              $  31,043,301    $  31,508,826
                                                                              =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable ..........................................................   $   2,422,503    $   2,953,649
Accrued sales and liquor taxes ............................................         175,932          452,617
Accrued payroll and taxes .................................................         877,085        1,006,457
Accrued expenses ..........................................................         587,116          327,390
                                                                              -------------    -------------

         Total current liabilities ........................................       4,062,636        4,740,113
                                                                              -------------    -------------

Long-term debt ............................................................       8,963,320        8,300,000
Other liabilities .........................................................         372,571          537,219
Deferred gain .............................................................       3,252,440        3,042,832

Stockholders' equity:
  Preferred stock, $.01 par value,
    1,000,000 shares authorized, none issued ..............................              --               --
  Capital stock, $0.01 par value, 20,000,000 shares
    authorized, 4,732,705 shares issued ...................................          47,327           47,327
  Additional paid-in capital ..............................................      20,537,076       20,121,076
  Retained earnings .......................................................       5,157,931        6,025,121
  Deferred Compensation ...................................................              --         (171,519)
  Treasury stock, cost of 1,135,000 common shares in 1999 and 1,200,400
    common shares in 2000 .................................................     (11,350,000)     (11,133,343)
                                                                              -------------    -------------
         Total stockholders' equity .......................................      14,392,334       14,888,662
                                                                              -------------    -------------
                                                                              $  31,043,301    $  31,508,826
                                                                              =============    =============


          See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   FOR THE FISCAL YEARS ENDED JANUARY 3, 1999
                      JANUARY 2, 2000 AND DECEMBER 31, 2000


                                                                                FISCAL YEARS
                                                                   1998             1999              2000
                                                               -------------    -------------    -------------
Revenues:
  Restaurant sales .........................................   $  46,999,835    $  55,997,170    $  61,833,623
  Franchise fees, royalties and other ......................       1,120,619        1,468,596        1,361,909
                                                               -------------    -------------    -------------
                                                                  48,120,454       57,465,766       63,195,532

Costs and expenses:
  Cost of sales ............................................      12,898,673       15,773,922       17,401,417
  Labor ....................................................      15,503,584       18,785,669       20,768,127
  Restaurant operating expenses ............................      10,106,957       12,662,395       15,028,247
  General and administrative ...............................       4,429,375        5,191,043        5,547,784
  Depreciation and amortization ............................       1,292,394        1,708,965        2,111,839
  Pre-opening costs ........................................         362,189          293,931          115,331
  Asset impairments and restaurant closure costs ...........              --        1,493,449               --
                                                               -------------    -------------    -------------
                                                                  44,593,172       55,909,374       60,972,745
Infrequently occurring income items, net ...................              --          437,684               --
                                                               -------------    -------------    -------------
         Operating income ..................................       3,527,282        1,994,076        2,222,787
                                                               -------------    -------------    -------------
Other income (expense):
  Interest income ..........................................          41,817           21,304           18,141
  Interest expense .........................................        (524,413)        (491,494)        (865,355)
  Other, net ...............................................          97,718          (63,730)         (37,383)
                                                               -------------    -------------    -------------
                                                                    (384,878)        (533,920)        (884,597)
                                                               -------------    -------------    -------------
Income before income tax expense and extraordinary item ....       3,142,404        1,460,156        1,338,190
Income tax expense .........................................       1,209,825          627,032          471,000
                                                               -------------    -------------    -------------
Income before extraordinary item ...........................       1,932,579          833,124          867,190
Extraordinary item (net of tax of $25,025) .................          39,975               --               --
                                                               -------------    -------------    -------------
         Net income ........................................   $   1,972,554    $     833,124    $     867,190
                                                               =============    =============    =============

Basic income per share (before extraordinary item) .........   $         .54    $         .23    $         .24
                                                               =============    =============    =============

Basic income per share (extraordinary item) ................   $         .01    $          --    $          --
                                                               =============    =============    =============

Basic income per share .....................................   $         .55    $         .23    $         .24
                                                               =============    =============    =============

Diluted income per share (before extraordinary item) .......   $         .54    $         .23    $         .24
                                                               =============    =============    =============

Diluted income per share (extraordinary item) ..............   $         .01    $          --    $          --
                                                               =============    =============    =============

Diluted income per share ...................................   $         .55    $         .23    $         .24
                                                               =============    =============    =============

Weighted average number of shares (basic and diluted) ......       3,600,429        3,603,712        3,580,380
                                                               =============    =============    =============



          See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           FOR THE FISCAL YEARS ENDED
                        JANUARY 3, 1999, JANUARY 2, 2000
                              AND DECEMBER 31, 2000


                                                         ADDITIONAL                                                     TOTAL
                                            CAPITAL       PAID-IN        RETAINED       TREASURY        DEFERRED     STOCKHOLDERS'
                                             STOCK        CAPITAL        EARNINGS         STOCK       COMPENSATION     EQUITY
                                          ------------  ------------   ------------    ------------   ------------   -------------
Balances at December 28, 1997             $     47,327  $ 20,685,610   $  2,352,253    $(11,350,000)            --   $ 11,735,190

  Warrants purchased                                --      (148,534)            --              --             --       (148,534)

  Net income                                        --            --      1,972,554              --             --      1,972,554
                                          ------------  ------------   ------------    ------------   ------------   ------------
Balances at January 3, 1999               $     47,327  $ 20,537,076   $  4,324,807    $(11,350,000)            --   $ 13,559,210

  Net income                                        --            --        833,124              --             --        833,124
                                          ------------  ------------   ------------    ------------   ------------   ------------
Balances at January 2, 2000               $     47,327  $ 20,537,076   $  5,157,931    $(11,350,000)            --   $ 14,392,334

  Net income                                        --            --        867,190              --             --        867,190

  Issuance of Restricted Stock                      --      (416,000)            --         622,500       (206,500)            --

  Repurchase of shares
                                                    --            --             --        (405,843)            --       (405,843)

  Amortization of Deferred Compensation             --            --             --              --         34,981         34,981
                                          ------------  ------------   ------------    ------------   ------------   ------------
Balances at December 31, 2000             $     47,327  $ 20,121,076   $  6,025,121    $(11,133,343)  $   (171,519)  $ 14,888,662
                                          ============  ============   ============    ============   ============   ============



          See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE FISCAL YEARS ENDED JANUARY 3, 1999,
                     JANUARY 2, 2000, AND DECEMBER 31, 2000



                                                                                                   FISCAL YEARS
                                                                                      1998             1999            2000
                                                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................................................   $  1,972,554    $    833,124    $    867,190
Adjustments to reconcile net income to net
       cash provided by operating activities:
    Depreciation and amortization ..............................................      1,654,583       1,708,965       2,111,839
    Deferred gain amortization .................................................       (116,634)       (253,234)       (243,518)
    Asset impairments and restaurant closure costs .............................             --       1,493,449              --
    Gain on early extinguishment of debt .......................................        (39,975)             --              --
    Gain on sale of fixed assets ...............................................         (7,188)       (457,243)         19,537
    Deferred compensation expense ..............................................             --              --          34,981
    Deferred income taxes ......................................................       (639,065)       (452,272)        223,212
Changes in assets and liabilities, net of effects of acquisitions:
    Royalties receivable .......................................................         41,253          28,051         (24,138)
    Receivable from affiliates .................................................         13,000              --              --
    Other receivables ..........................................................        (90,270)       (168,133)       (163,135)
    Taxes receivable/payable ...................................................       (469,888)        426,845        (136,653)
    Inventory ..................................................................        (43,819)       (241,935)        (17,434)
    Prepaids and other current assets ..........................................       (134,502)       (152,282)        (30,985)
    Other assets ...............................................................         (6,448)        (93,056)         (5,696)
    Accounts payable ...........................................................        357,556         967,709         531,146
    Accrued expenses and other liabilities .....................................       (501,328)       (156,303)        146,331
    Deferred franchise fees and other long-term liabilities ....................         93,789         137,707         205,404
                                                                                   ------------    ------------    ------------
          Total adjustments ....................................................        111,064       2,788,268       2,650,891
                                                                                   ------------    ------------    ------------
          Net cash provided by operating activities ............................      2,083,618       3,621,392       3,518,081
                                                                                   ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of acquisition, net of cash acquired ......................             --      (4,132,945)             --
Purchase of property, plant and equipment ......................................     (5,665,556)     (7,297,411)     (2,840,040)
Proceeds from sale of property, plant and equipment ............................     11,360,632       1,996,732         283,521
                                                                                   ------------    ------------    ------------
Net cash provided by (used in) investing activities ............................      5,695,076      (9,433,624)     (2,556,519)
                                                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from minority partners' contributions .................................         20,000              --              --
Net borrowings under line of credit agreement ..................................      2,247,153       6,093,320        (663,320)
Purchase of treasury stock .....................................................             --              --        (405,843)
Payments of notes payable ......................................................    (10,569,024)             --              --
                                                                                   ------------    ------------    ------------
          Net cash provided by (used in)  financing activities .................     (8,301,871)      6,093,320      (1,069,163)
                                                                                   ------------    ------------    ------------
          Increase (decrease) in cash and cash equivalents .....................       (523,177)        281,088        (107,601)

Cash and cash equivalents at beginning of year .................................        986,024         462,847         743,935
                                                                                   ------------    ------------    ------------

Cash and cash equivalents at end of year .......................................   $    462,847    $    743,935    $    636,334
                                                                                   ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid during the year:
     Interest ..................................................................   $    692,763    $    493,845    $    832,528
     Income taxes ..............................................................      2,178,856         807,882         388,608
Non-cash financing activities:
     Exchange of equipment for note balance ....................................        200,004              --              --
     Undeveloped site exchanged for purchase of restaurant .....................        277,771              --              --
     Exchange of note for warrants .............................................        148,534              --              --
     Issuance of restricted stock ..............................................             --              --         206,500



          See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             JANUARY 3, 1999, JANUARY 2, 2000 AND DECEMBER 31, 2000


(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)  Description of Business

         On February 16, 1996, Mexican Restaurants, Inc. (formerly Casa Ole Restaurants, Inc.) was incorporated in the State of Texas, and on April 24, 1996, its initial public offering of 2,000,000 shares of Common Stock became effective. Mexican Restaurants, Inc. is the holding company for Casa Ole Franchise Services, Inc. and several subsidiary restaurant operating corporations (collectively the "Company"). Casa Ole Franchise Services, Inc. was incorporated in 1977, and derives its revenues from the collection of franchise fees under a series of protected location franchise agreements and from the sale of restaurant accessories to the franchisees of those protected location franchise agreements. The restaurants feature moderately priced Mexican and Tex-Mex food served in a casual atmosphere. The first Casa Ole restaurant was opened in 1973.

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

         On April 30, 1999, the Company purchased 100% of the outstanding stock of La Senorita Restaurants, a Mexican restaurant chain operated in the State of Michigan. The Company purchased the shares of common stock of La Senorita for $4.0 million. The transaction was funded with the Company's revolving line of credit with Bank of America. La Senorita operates five company-owned restaurants, and has four franchise restaurants. One of the franchise restaurants is owned by a partnership in which the parent company has a 17.5% limited interest.

         (b) Principles of Consolidation

         The consolidated financial statements include the accounts of Mexican Restaurants, Inc. and its wholly owned subsidiaries, after elimination of all significant inter-company transactions. The Company owns and operates various Mexican restaurant concepts principally in Texas, Oklahoma, Idaho and Michigan. The Company also franchises the Casa Ole concept principally in Texas and Louisiana and the La Senorita concept principally in the State of Michigan.

         (c) Fiscal Year

         The Company maintains its accounting records on a 52/53 week fiscal year ending on the Sunday nearest December 31. Fiscal year 1998 consisted of 53 weeks. Fiscal years 1999 and 2000 consisted of 52 weeks.

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

         (f)  Pre-opening Costs

         Pre-opening costs primarily consists of hiring and training employees associated with the opening of a new restaurant and are expensed upon the opening of the restaurant.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         (g) Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation on equipment and on buildings and improvements is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized straight-line over the shorter of the lease term plus options or estimated useful life of the assets.

           Buildings and improvements..........................   20-40 years
           Vehicles............................................       5 years
           Equipment...........................................    3-15 years
           Leasehold improvements..............................    3-20 years

         Significant expenditures that add materially to the utility or useful lives of property, plant and equipment are capitalized. All other maintenance and repair costs are charged to current operations. The cost and related accumulated depreciation of assets replaced, retired or otherwise disposed of are eliminated from the property accounts and any gain or loss is reflected as other income and expense. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of the asset. The Company recorded an impairment provision at January 2, 2000 of $1,493,449 relating to the impairment of assets at restaurants that have or will be closed. There were no such impairment costs during fiscal 1998 or fiscal 2000. Fiscal 1999 also included a gain on sale of $519,685 on a restaurant sold to the State of Texas (by eminent domain) for $1,150,000. Property held for resale is separately aggregated in the consolidated balance sheet and is recorded at January 2, 2000 and December 31, 2000 at $1,100,000 which approximates fair value.

         (h) Other Assets

         At December 31, 2000, other assets included $7.7 million of goodwill, net of amortization primarily resulting from the MAC and La Senorita acquisitions. Goodwill is being amortized over 40 years for MAC and over 15 years for La Senorita. Accumulated amortization as of December 31, 2000 was $874,000. The Company assesses the recoverability of intangible assets by determining whether amortization of the asset balance over its remaining life can be recovered through undiscounted operating cash flows of the acquired operation. The Company believes that no impairment of goodwill exists.

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

         (k) Stock Options

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price at the date of grant.

         (l) Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (m) Reclassification

         Certain reclassifications have been made to the 1998 and 1999 amounts to conform to the 2000 presentation.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         (n) Recent Accounting Pronouncements

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

(2)  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at January 2, 2000 and December 31, 2000 were as follows:

                                                       FISCAL YEARS
                                                  1999               2000
                                                  ----               ----
Land .........................................  $   804,035      $   637,412
Buildings and improvements ...................    1,194,652        1,250,124
Vehicles .....................................       31,178           36,880
Equipment and smallwares .....................   12,585,832       14,046,786
Leasehold improvements .......................    8,372,093        9,480,865
Construction in progress .....................      160,604           98,804
                                                -----------      -----------
         Total ...............................  $23,148,394      $25,550,871
                                                ===========      ===========

(3)  LONG-TERM DEBT

         Long-term debt consists of the following at January 2, 2000 and December 31, 2000:

                                                                             FISCAL YEARS
                                                                       1999             2000
                                                                       ----             ----
Bank of America, Revolving Line of Credit .......................    8,963,320       8,300,000
                                                                    ----------      ----------

Less current installments .......................................           --              --
                                                                    ----------      ----------
         Long-term debt, excluding current installments..........    8,963,320      $8,300,000
                                                                    ==========      ==========

         On June 25, 1998, the Company completed an $11.5 million sale-leaseback transaction with Franchise Finance Corporation of America ("FFCA"). The proceeds from the sale-leaseback transaction were used to pay down most of the Company's outstanding debt with Bank of America. In fiscal year 1999, the Company amended its credit facility with Bank of America, increasing the facility to $10.0 million. The amendment also extended the maturity date of the facility to July 15, 2002 and reduced the facility by $500,000 at December 31, 2000 and $1.0 million at December 31, 2001. The interest rate is either the prime rate (9.5% as of December 31, 2000) or LIBOR plus a percentage ranging from 2% to 3%. The Company is subject to a non-use fee ranging from 0.25% to 0.5% on the unused portion of the revolver from the date of the credit agreement. The debt is unsecured except for the stock of subsidiaries. The terms of the agreement require the Company to meet certain financial covenants.

         Bank of America notified the Company in early February 2001 that it was asking the Company to find a replacement lender. They also indicated that to facilitate the effort they were moving the Company's account to the bank's Special Assets Group. As of December 31, 2000, the Company was in compliance with all of its loan covenants. However, based on tighter covenants that go into effect in the first quarter of fiscal 2001, the Company anticipates it maybe out of compliance with certain loan covenants at the end of the first and second quarters of fiscal 2001. The bank, in return for additional fees and an increase in interest rates, has agreed to waive the 2001 first and second quarter lack of compliance and amended certain future covenant ratios under the debt agreement. The Company has received and is evaluating alternative finance proposals from several lenders.

         Maturities on long-term debt are as follows:

                  2001..........................................
                                                                             --
                  2002..........................................      8,300,000
                                                                     ----------
                                                                     $8,300,000
                                                                     ==========

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(4)  INCOME TAXES

         The provision for income tax expense is summarized as follows for fiscal years 1998, 1999 and 2000:


                                         1998              1999               2000
                                         ----              ----               ----
Current:
       Federal .................      $ 1,361,780       $ 1,004,217       $   220,388
       State and local .........          241,544            75,087            27,400
Deferred .......................         (393,499)         (452,272)          223,212
                                      -----------       -----------       -----------
                                      $ 1,209,825       $   627,032       $   471,000
                                      ===========       ===========       ===========

         The actual income tax expense differs from expected income tax expense calculated by applying the U.S. federal corporate tax rate to income before income tax expense as follows:

                                               1998             1999               2000
                                               ----             ----               ----
Expected tax expense ................      $ 1,068,417       $   496,453       $   454,984
State tax expense, net ..............          159,419            49,557            48,180
Non-deductible amortization .........           46,288            38,181            83,497
Tax credits .........................               --           (28,992)         (129,690)
Other ...............................          (64,299)           71,833            14,029
                                           -----------       -----------       -----------
                                           $ 1,209,825       $   627,032       $   471,000
                                           ===========       ===========       ===========

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at January 2, 2000 and December 31, 2000 are as follows:

                                                    JANUARY 2,       DECEMBER 31,
                                                      2000              2000
                                                   -----------       -----------
         Deferred tax assets:
           Sale-leaseback ...................      $ 1,203,403       $ 1,124,935
           Tax credit carryforwards .........               --           152,293
           Asset impairments ................          488,772           646,990
           Accrued expenses .................           32,929            25,884
           Other ............................           20,157            41,754
                                                   -----------       -----------
                                                   $ 1,745,261       $ 1,991,856
                                                   -----------       -----------

         Deferred tax liabilities:
Depreciation differences ....................      $  (354,388)      $  (824,195)
                                                   -----------       -----------

         Net deferred taxes .................      $ 1,390,873       $ 1,167,661
                                                   ===========       ===========

         At January 2 and December 31, 2000, the Company determined that it was more likely than not that the deferred tax assets would be realized based on current projections of taxable income.

(5)  COMMON STOCK, OPTIONS AND WARRANTS

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

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         (b) Stock Option Plan for Non-Employee Directors

         The Company has adopted the Mexican Restaurants, Inc. Stock Option Plan for Non-Employee Directors (the "Directors Plan") for its outside directors and has reserved 100,000 shares of Common Stock for issuance thereunder. The Directors Plan provides that each outside director will automatically be granted an option to purchase 10,000 shares of Common Stock at the time of becoming a director. These options will be exercisable in 20% increments and will vest equally over the five-year period from the date of grant. Such options are priced at the fair market value at the time an individual is elected as a director. Each outside director receives options to purchase 1,500 shares of Common Stock quarterly, plus additional options for attendance at committee meetings, exercisable at the fair market value of the Common Stock at the close of business on the date immediately preceding the date of grant. Such annual options will vest at the conclusion of one year, so long as the individual remains a director of the Company. All stock options granted pursuant to the Directors Plan will be nonqualified stock options and will remain exercisable until the earlier of ten years from the date of grant or six months after the optionee ceases to be a director of the Company.

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

         (e) Stock Transactions

         During 1999 and 2000 the Company authorized the granting of 64,000 shares of restricted stock to key executives. The awards were valued at an average of $3.50 per share and will vest in 20% increments over a five year period from the date of the grant. Compensation expense of $34,981 was recognized in fiscal year 2000.

         On June 1, 2000, the Company repurchased 120,000 shares of common stock for $375,000 in a private transaction. On October 23, 2000, the Company repurchased 9,400 shares from a former executive and current franchise holder for $30,843.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         (f) Option and Warrant Summary

                                                         Weighted Average
                                                Shares    Exercise Price
                                                ------    --------------
Balance at December 28, 1997 ...........       838,270       $ 9.66
    Granted ............................        69,000       $ 4.80
    Exercised ..........................            --           --
    Canceled ...........................       (43,000)      $10.91
                                              --------       ------

Balance at January 3, 1999 .............       864,270       $ 9.28
    Granted ............................       122,500       $ 4.18
    Exercised ..........................            --           --
    Canceled ...........................       (80,675)      $ 7.96
                                              --------       ------

Balance at January 2, 2000 .............       906,095       $ 8.71
    Granted ............................        82,800       $ 3.23
    Exercised ..........................            --           --
    Canceled ...........................       (84,950)      $ 7.96
                                              --------       ------
                                               903,945       $ 8.29

         The options (544,175) and warrants (359,770) outstanding at December 31, 2000 had exercise prices ranging between $1.75 to $13.25, of which 254,875 of the options had exercise prices ranging from $8.63 to $11.00, and 359,770 of the warrants had a exercise price of $10.90. As of December 31, 2000, 518,828 options and warrants were exercisable at an average price of $9.68.

         (g) SFAS No. 123. "Accounting for Stock-Based Compensation"

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost has been recognized for stock options or warrants. Had compensation cost for the Company's outstanding stock options and warrants been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for fiscal years 1998, 1999 and 2000:

                                                                                 1998                1999               2000
                                                                                 ----                ----               ----
Net income - as reported ............................................        $ 1,972,554           $833,124           $867,190
Pro forma net income - pro forma for SFAS No. 123 ...................          1,693,517            670,960            756,549
Net income per share - as reported ..................................               0.55               0.23               0.24
Pro forma net income per share - pro forma for SFAS No. 123 .........               0.47               0.19               0.21

         The weighted average fair value of the options and warrants granted during 1998, 1999 and 2000 is estimated at $1.99, $2.16 and $2.29 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 34% for 1998, 52% for 1999, and 85% for 2000, risk-free interest rate of 6.5% for 1998, 5.8% for 1999, and 6.2% for 2000, an expected life of 5 years for options and 4 years for warrants and 0% dividend yield.

         (h) Income Per Share

         Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. For fiscal years 1998, 1999 and 2000, the effect of dilutive stock options increase the weighted average shares outstanding by approximately 2,724, 6,007 and 1,054 shares respectively, which does not affect the determination of diluted income per share. Approximately 835,000, 860,000 and 899,000 options and warrants were considered antidilutive for 1998, 1999 and 2000, respectively.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

         On June 25, 1998, the Company completed a sale-leaseback transaction involving the sale and leaseback of land, building and improvements of 13 company-owned restaurants. The properties were sold for $11.5 million and resulted in a gain of approximately $3.5 million that was deferred and is amortized over the terms of the leases, which are 15 years each. The leases are classified as operating leases in accordance with SFAS No. 13 "Accounting for Leases". The 13 leases have a total future minimum lease obligation of approximately $15,781,000. The Company also has a $9.8 million forward commitment agreement with Franchise Finance Corporation of America ("FFCA"). At December 31, 2000, the Company had approximately $9.8 million available under the FFCA forward commitments.

         Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2000 are approximately:

            2001..............................................  $  3,881,000
            2002..............................................     3,774,000
            2003..............................................     3,558,000
            2004..............................................     3,231,000
            2005..............................................     2,923,000
            Thereafter........................................    24,363,000
                                                                ------------
                                                                 $41,730,000
                                                                 ===========

         Rent expense for restaurant operating space and equipment amounted to approximately $2,751,000, $3,933,000 and $4,385,000 for the fiscal years 1998,
1999 and 2000, respectively.

(7)      401(k) PLAN

         Beginning in fiscal year 1998, the Company established a defined contribution 401(k) plan that covers substantially all full-time employees meeting certain age and service requirements. Participating employees may elect to defer a percentage of their qualifying compensation as voluntary employee contributions. The Company may contribute additional amounts at the discretion of management. The Company did not make any contributions to the plan in 1998 or 1999. The company contributed $21,000 in 2000.

(8)      RELATED PARTY TRANSACTIONS

         Bay Area Management, Inc., owned entirely by the brother of a Company shareholder and director, provided accounting and administrative services on a fee basis, to all of the Company-owned Casa Ole restaurants and some franchise entities. The Company paid a termination fee of $82,000 and cancelled the contract during 1999. Total amounts paid to Bay Area Management, Inc. in fiscal 1998 and 1999 were $244,304 and $216,369, respectively.

         The Company leases its executive offices from a company owned by two shareholders of Mexican Restaurants, Inc. Net lease expense related to these facilities in fiscal 1998, 1999 and 2000 was $60,000, $60,000 and $89,592 respectively.

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

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(10)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The unaudited quarterly results for the fiscal year ended December 31, 2000 were as follows (in thousands, except per share data):

                                                              FISCAL YEAR 2000 QUARTER ENDED
                                                       DECEMBER 31  OCTOBER 1   JULY 2     APRIL 2
                                                       -----------  ---------   ------     -------
Revenues ............................................   $ 15,105    $ 16,128   $ 16,070   $ 15,893
Operating income (loss) .............................   $    (38)   $    699   $    772   $    790
Net income (loss) ...................................   $   (219)   $    313   $    390   $    383
Earnings (loss) per common share ....................   $  (0.07)   $   0.09   $   0.11   $   0.11
Earnings (loss) per common share-diluted ............   $  (0.07)   $   0.09   $   0.11   $   0.11

                                                              FISCAL YEAR 1999 QUARTER ENDED
                                                       DECEMBER 31  OCTOBER 1   JULY 2     APRIL 2
                                                       -----------  ---------   ------     -------
Revenues ............................................   $ 14,882     $15,783   $14,543     $12,258
Operating income (loss) .............................   $   (985)    $   983   $ 1,321     $   675
Net income (loss) ...................................   $   (853)    $   533   $   759     $   394
Earnings (loss) per common share ....................   $  (0.24)    $  0.15   $  0.21     $  0.11
Earnings (loss) per common share-diluted ............   $  (0.24)    $  0.15   $  0.21     $  0.11

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEXICAN RESTAURANTS, INC.

                                        By: /s/  Louis P. Neeb
                                        -------------------------------------
                                        Louis P. Neeb,
                                        Chairman of the Board of Directors


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

         SIGNATURE                                      TITLE                                            DATE
         ---------                                      -----                                            ----

/s/  Louis P. Neeb                          Chairman of the Board of
---------------------------                 Directors                                              April 17, 2001
Louis P. Neeb

/s/  Larry N. Forehand                      Founder and Vice Chairman of the
---------------------------                 Board of Directors                                     April 17, 2001
Larry N. Forehand


/s/  Curt Glowacki                          President and
---------------------------                 Chief Executive Officer                                April 17, 2001
Curt Glowacki                               (Principal Executive Officer)

/s/  Andrew J. Dennard                      Vice President and
---------------------------                 Chief Financial Officer
Andrew J. Dennard                           (Principal Financial and Accounting Officer)           April 17, 2001


/s/  David Nierenberg                       Director                                               April 17, 2001
---------------------------
David Nierenberg


/s/  Michael D. Domec                       Director                                               April 17, 2001
---------------------------
Michael D. Domec


/s/  J. J. Fitzsimmons                      Director                                               April 17, 2001
---------------------------
J. J. Fitzsimmons


/s/  Richard E. Rivera                      Director                                               April 17, 2001
---------------------------
Richard E. Rivera


/s/  J. Stuart Sargent                      Director                                               April 17, 2001
---------------------------
J. Stuart Sargent

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
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

  #3.1    Articles of Incorporation of the Company (as amended).

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

-----------
*    Filed herewith.

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

# Incorporated by reference to corresponding Exhibit number of the Company's Form 8K filed by the Company on May 25, 1999 with the Securities and Exchange Commission.

++ Incorporated by reference to corresponding Exhibit number of the Company's (then known as Casa Ole Restaurants, Inc.) Form S-1 Registration Statement Under the Securities Act of 1933, dated April 24, 1996, filed by the Company with the Securities and Exchange Commission.

+    Management contract or compensatory plan or arrangement.