Form 10-Q
period 2001-04-01
MEXICAN RESTAURANTS INC
filed 2001-05-15
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended April 1, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2001: 3,522,905 shares of common stock, par value $.01.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Mexican Restaurants, Inc. and Subsidiaries

                           Consolidated Balance Sheets

ASSETS                                                                          4/1/01            12/31/00
                                                                            ------------       ------------
Current assets:
  Cash and cash equivalents                                                 $  1,116,230       $    636,334
  Royalties receivable                                                            69,342             66,798
  Other receivables                                                              673,518            611,603
  Inventory                                                                      591,219            718,629
  Taxes receivable                                                                90,283            257,080
  Prepaid expenses and other current assets                                      704,914            529,830
                                                                            ------------       ------------
          Total current assets                                                 3,245,506          2,820,274
                                                                            ------------       ------------
Property, plant and equipment                                                 25,639,040         25,550,871
  Less accumulated depreciation                                               (7,661,554)        (7,339,223)
                                                                            ------------       ------------
           Net property, plant and equipment                                  17,977,486         18,211,648
Deferred tax assets                                                            1,108,456          1,167,661
Property held for resale                                                       1,100,000          1,100,000
Other assets                                                                   8,376,181          8,209,243
                                                                            ------------       ------------
                                                                            $ 31,807,629       $ 31,508,826
                                                                            ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                                    $         --       $         --
  Accounts payable                                                             2,285,918          2,953,649
  Accrued sales and liquor taxes                                                 495,665            452,617
  Accrued payroll and taxes                                                    1,198,397          1,006,457
  Accrued expenses                                                               906,764            327,390
                                                                            ------------       ------------
          Total current liabilities                                            4,886,744          4,740,113
                                                                            ------------       ------------
Long-term debt, net of current portion                                         8,100,000          8,300,000
Other liabilities                                                                584,654            537,219
Deferred gain                                                                  2,981,975          3,042,832

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized                                                                        --                 --
  Capital stock, $0.01 par value, 20,000,000 shares
    authorized, 4,732,705 shares issued                                           47,327             47,327
  Additional paid-in capital                                                  20,121,076         20,121,076
  Retained earnings                                                            6,409,764          6,025,121
  Deferred compensation                                                         (161,193)          (171,519)
  Treasury stock, cost of 1,191,000 and 1,135,000 shares, respectively       (11,162,718)       (11,133,343)
                                                                            ------------       ------------
          Total stockholders' equity                                          15,254,256         14,888,662
                                                                            ------------       ------------
                                                                            $ 31,807,629       $ 31,508,826
                                                                            ============       ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                             13-WEEK            13-WEEK
                                                           PERIOD ENDED       PERIOD ENDED
                                                             04/01/01            4/02/00
                                                           ------------       ------------
Revenues:
  Restaurant sales                                         $ 15,451,021       $ 15,545,467
  Franchise fees and royalties                                  306,491            341,839
  Other                                                          20,489              5,402
                                                           ------------       ------------
                                                             15,778,001         15,892,708
                                                           ------------       ------------
Costs and expenses:
  Cost of sales                                               4,249,537          4,410,447
  Labor                                                       5,111,579          5,214,059
  Restaurant operating expenses                               3,784,719          3,556,370
  General and administrative                                  1,295,250          1,374,593
  Depreciation and amortization                                 573,593            496,000
  Pre-opening costs                                                 254             50,901
  Asset impairments and restaurant closing costs                     --                 --
                                                           ------------       ------------
                                                             15,014,932         15,102,370
                                                           ------------       ------------
    Operating income (loss)                                     763,069            790,338
                                                           ------------       ------------
Other income (expense):
  Interest income                                                10,674              4,416
  Interest expense                                             (191,752)          (204,898)
  Other, net                                                      9,768             (1,271)
                                                           ------------       ------------
                                                               (171,310)          (201,753)
                                                           ------------       ------------
  Income before income tax expense                              591,759            588,585
  Income tax expense                                            207,116            206,000
                                                           ------------       ------------
    Net income                                             $    384,643       $    382,585
                                                           ============       ============
Basic and diluted  income per share                        $       0.11       $       0.11
                                                           ============       ============
Weighted average number of shares (basic and diluted)         3,526,107          3,620,914
                                                           ============       ============
                                                              3,530,718          3,620,953
                                                           ============       ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                          13-WEEK PERIODS ENDED
                                                                        4/1/01            4/2/00
                                                                     -----------       -----------
Cash flows from operating activities:
  Net income                                                         $   384,643       $   382,585
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Deferred compensation                                               10,326            12,832
      Depreciation and amortization                                      573,593           496,000
      Deferred gain amortization                                         (60,857)          (63,523)
      Deferred taxes                                                      59,205                --
      Loss on sale of fixed assets                                         1,368             9,671
  Changes in assets and liabilities:
      Royalties receivable                                                (2,544)          (51,118)
      Other receivables                                                  (61,915)          (55,937)
      Income tax receivable/payable                                      166,797            80,309
      Inventory                                                          127,410            10,703
      Prepaid and other current assets                                  (182,010)          (48,810)
      Other assets                                                        (9,886)           24,324
      Accounts payable                                                  (667,731)         (847,589)
      Accrued expenses and other liabilities                             814,362           165,127
      Other liabilities                                                   49,150            51,132
                                                                     -----------       -----------
        Total adjustments                                                817,268          (216,879)
                                                                     -----------       -----------
        Net cash provided by operating activities                      1,201,911           165,706
                                                                     -----------       -----------
Cash flows from investing activities:
      Payment for purchase of acquisition, net of cash acquired               --                --
      Purchase of property, plant and equipment                         (492,640)         (830,792)
      Proceeds from sale of property, plant and equipment                     --           176,399
                                                                     -----------       -----------
        Net cash used in investing activities                           (492,640)         (654,393)
                                                                     -----------       -----------
Cash flows from financing activities:
      Net borrowings under line of credit                               (200,000)          160,000
      Purchase of treasury stock                                         (29,375)               --
                                                                     -----------       -----------
      Net cash provided by (used in) financing activities               (229,375)          160,000
                                                                     -----------       -----------

                                                                     -----------       -----------
      Increase (decrease) in cash and cash equivalents                   479,896          (328,687)
                                                                     -----------       -----------
Cash and cash equivalents at beginning of period                         636,334           743,935
                                                                     -----------       -----------
Cash and cash equivalents at end of period                           $ 1,116,230       $   415,248
                                                                     ===========       ===========
Supplemental disclosure of cash flow information:
      Cash paid during the period:
        Interest                                                     $    93,161       $   345,655
        Income Taxes                                                 $     7,375       $   679,463
      Non-cash investing and financing activity:
        Sale of property for note receivable                         $   244,109       $        --

             MEXICAN RESTAURANTS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

               In the opinion of Mexican Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of April 1, 2001, and the consolidated statements of income and cash flows for the 13-week periods ended April 1, 2001 and April 2, 2000. The consolidated statements of income for the 13-week period ended April 1, 2001 is not necessarily indicative of the results to be expected for the full year.

2.      Accounting Policies

               During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report and Form 10-K (file number 0-28234). Reference should be made to such financial statements for information on such accounting policies and further financial details.


3       Net Income (loss) per Common Share

               Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. Stock options and warrants outstanding at April 1, 2001 and April 2, 2000 of 949,570 and 725,270 shares, respectively, were not considered in the computation of net income per common share because the effect of their inclusion would have been antidilutive.


Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Special Note Regarding Forward-Looking Statements

               This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: accelerating growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating habits; national, regional or local economic and real estate conditions; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; inflation; increased food, labor and benefit costs; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company. The use of words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 2000, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Results of Operations

               Revenues. The Company's revenues for the first quarter of fiscal 2001 were down $114,707 or 0.7% to $15.8 million compared with the same quarter a year ago. Restaurant sales for the first quarter of 2001 were down $94,446 compared with the same quarter a year ago, to $15.5 million. The decline was due to a decrease in the number of restaurants. Two restaurants were closed, one was converted to a franchise and one new restaurant was opened since the end of the first quarter of fiscal 2000. Company-owned same-store sales for the quarter increased 2.8%. Franchise-owned same-stores sales for the quarter increased 2.1%.

               Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also including paper and supplies, decreased as a percentage of restaurant sales in the first quarter of 2001 to 27.5% as compared with 28.4% in the same quarter in fiscal 2000. The improvement was primarily due to a menu price increase across all concepts, except Casa Ole. This was partly offset by small increases in meat and cheese prices.

               Labor and other related expenses decreased as a percentage of restaurant sales to 33.1% in the first quarter of 2001 as compared with 33.5% in the same quarter in fiscal year 2000. The decrease was primarily due to operating improvements at the Tortuga Coastal Cantina restaurants. The improvement was also partly due to last year's closure of under performing restaurants. Offsetting these improvements were workers' compensation insurance increases of 120.0%.

               Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes and advertising, increased as a percentage of restaurant sales to 24.5% in the first quarter of 2001 as compared with 22.9% in the same quarter in fiscal 2000. The majority of the increase was due to higher utility costs.

               General and administrative expenses decreased by 5.8%, or $79,343 from the same quarter in fiscal 2000. The decrease was due primarily to staff reductions in January 2001, resulting in a decrease in compensation costs. General and administrative expenses were 8.2% of total revenues in the first quarter of fiscal 2001 compared to 8.6% in the first quarter of fiscal 2000.

               Depreciation and amortization expense of $573,593, increased by $77,393 compared to the same quarter in the last fiscal year. This was due to the addition of two new stores in February and October 2000, four remodelings during fiscal 2000, as well as other fixed asset additions in the last four quarters. The closed restaurants mentioned above had relatively low book values of fixed assets so their closure did not significantly reduce depreciation.

               Pre-opening costs decreased approximately $50,000 as no new restaurants were opened in the first quarter of 2001. One new restaurant was opened in the first quarter of fiscal 2000.

               Other Income (Expense). Net other income (expense) of $171,310 decreased by $30,443 compared to the same quarter in the last fiscal year. The decrease was due primarily to a decreased level of debt and a reduction in interest rates. The average debt balance was 9.1% lower than the balance in the comparable quarter last year.

               Income Tax Expense. The Company's effective tax rate was 35.0% in both the 1st quarter of 2001 and the comparable quarter last year. Expense changed by less than $1,200.

Liquidity and Capital Resources

               Net cash provided by operating activities was $1.2 million for the 13-week period ended April 1, 2001, compared to $0.2 million for the same period last year. As of April 1, 2001, the Company had a working capital deficit of $1.6 million, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

               During the first 13 weeks of 2001, capital expenditures on property, plant and equipment were approximately $0.5 million as compared to $0.8 million for the same period in 2000. Capital expenditures included the remodeling of two restaurants. Additionally, the Company had cash outlays for necessary replacement of equipment and leasehold improvements in various older units. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $1.1 million.

               The Company has a $9.5 million credit facility with Bank of America. At December 31, 2001, the credit facility will be reduced to $8.5 million and will mature on July 15, 2002. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee ranging from 0.25% to 0.5% on the unused portion of the revolver from the date of the credit agreement. As of April 1, 2000, the Company had $8.1 million outstanding on the revolving line of credit. The acquisition of La Senorita, which closed on April 30, 1999, used $4.2 million of the revolving line. The balance was used for new restaurant construction, remodeling and other working capital needs.

               Bank of America notified the Company in early February 2001 that it was asking the Company to find a replacement lender. They also indicated that to facilitate the effort they were moving the Company's account to the bank's Special Assets Group. As of December 31, 2000, the Company was in compliance with all of its loan covenants. However, based on tighter covenants that went into effect in the first quarter of fiscal 2001, the Company was out of compliance with a loan covenant at the end of the first quarter of fiscal 2001 and anticipates being out of compliance at the end of the second quarter. The bank, in return for additional fees and an increase in interest rates, has agreed to waive the 2001 first and second quarter lack of compliance and amend certain future covenant ratios under the debt agreement. The Company has received and is evaluating alternative finance proposals from several lenders. The goal is to enter into a term loan for at least $5.0 million, and to establish a new revolving line of credit. Without property sales, the Company anticipates that it will use excess cash flow during fiscal 2001 to pay down approximately $2.0 million of outstanding indebtedness.

               The Company also has a $9.8 million forward commitment agreement with Franchise Finance Corporation of America ("FFCA"). At April 1, 2001, the Company had approximately $9.8 million available under the FFCA forward commitments.

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

Recent Accounting Pronouncements

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company adopted SFAS 133 beginning in fiscal year 2001. The Company does not expect the adoption of SFAS 133 to have a material effect on its financial condition or results of operation because the Company does not enter into derivative or other financial instruments for trading or speculative purposes nor does the Company use or intend to use derivative financial instruments or derivative commodity instruments.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

               The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amount outstanding at April 1, 2001, a 1% change in interest rates would change interest expense by $20,000.

                          PART II - OTHER INFORMATION

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Mexican Restaurants, Inc.

Dated:  May 15, 2001                                 By:  /s/ Curt Glowacki
Curt Glowacki                                           ------------------------
Chief Executive Officer
(Principal Executive Officer)


Dated: May 15, 2001                                  By:  /s/ Andrew J. Dennard
Andrew J. Dennard                                       ------------------------
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)