Form 10-Q
period 2001-07-01
MEXICAN RESTAURANTS INC
filed 2001-08-15
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly period ended JULY 1, 2001

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

Number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2001: 3,522,905 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                              7/1/01           12/31/00
                                                                                 ------------      ------------
                                                                                 (Unaudited)
Current assets:
      Cash and cash equivalents                                                  $    517,287      $    636,334
      Royalties receivable                                                             43,757            66,798
      Other receivables                                                               863,975           611,603
      Inventory                                                                       649,532           718,629
      Taxes receivable                                                                      0           257,080
      Prepaid expenses and other current assets                                     1,088,516           529,830
                                                                                 ------------      ------------
          Total current assets                                                      3,163,067         2,820,274
                                                                                 ------------      ------------

Property, plant and equipment                                                      25,988,030        25,550,871
      Less accumulated depreciation                                                (8,051,984)       (7,339,223)
                                                                                 ------------      ------------
          Net property, plant and equipment                                        17,936,046        18,211,648
Deferred tax assets                                                                   986,432         1,167,661
Property held for resale                                                            1,100,000         1,100,000
Other assets                                                                        8,471,211         8,209,243
                                                                                 ------------      ------------
                                                                                 $ 31,656,756      $ 31,508,826
                                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt                                     $  1,000,000      $         --
      Accounts payable                                                              2,781,392         2,953,649
      Income taxes payable                                                            101,321
      Accrued sales and liquor taxes                                                  490,767           452,617
      Accrued payroll and taxes                                                     1,037,546         1,006,457
      Accrued expenses                                                                599,409           327,390
                                                                                 ------------      ------------
          Total current liabilities                                                 6,010,435         4,740,113
                                                                                 ------------      ------------

Long-term debt, net of current portion                                              6,772,729         8,300,000
Other liabilities                                                                     604,922           537,219
Deferred gain                                                                       2,621,853         3,042,832

Stockholders' equity:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized                                                                      --                --
      Capital stock, $0.01 par value, 20,000,000 shares
           authorized, 4,732,705 shares issued                                         47,327            47,327
      Additional paid-in capital                                                   20,121,076        20,121,076
      Retained earnings                                                             6,791,999         6,025,121
      Deferred compensation                                                          (150,867)         (171,519)
      Treasury stock, cost of 1,191,000 and 1,135,000 shares, respectively        (11,162,718)      (11,133,343)
                                                                                 ------------      ------------
          Total stockholders' equity                                               15,646,817        14,888,662


                                                                                 ------------      ------------
                                                                                 $ 31,656,756      $ 31,508,826
                                                                                 ============      ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)


                                                              13-WEEK           13-WEEK           26-WEEK           26-WEEK
                                                            PERIOD ENDED      PERIOD ENDED      PERIOD ENDED      PERIOD ENDED
                                                              07/01/01          7/02/00           07/01/01          07/02/00
                                                            ------------      ------------      ------------      ------------

Revenues:
    Restaurant sales                                        $ 15,520,414      $ 15,733,686      $ 30,971,435      $ 31,279,153
    Franchise fees and royalties                                 299,995           315,737           606,486           657,576
    Other                                                         64,993            20,266            85,482            25,668
                                                            ------------      ------------      ------------      ------------
                                                              15,885,402        16,069,689        31,663,403        31,962,397
                                                            ------------      ------------      ------------      ------------

Costs and expenses:
    Cost of sales                                              4,300,098         4,438,103         8,549,635         8,848,550
    Labor                                                      5,104,894         5,244,525        10,216,473        10,458,584
    Restaurant operating expenses                              3,981,999         3,689,235         7,766,718         7,245,605
    General and administrative                                 1,363,345         1,403,133         2,658,595         2,777,726
    Depreciation and amortization                                576,417           522,457         1,150,010         1,018,457
    Pre-opening costs                                                 --               131               254            51,032
                                                            ------------      ------------      ------------      ------------
                                                              15,326,753        15,297,584        30,341,685        30,399,954

                                                            ------------      ------------      ------------      ------------
       Operating income                                          558,649           772,105         1,321,718         1,562,443
                                                            ------------      ------------      ------------      ------------

Other income (expense):
    Interest income                                                3,372                --            14,046             4,416
    Interest expense                                            (219,116)         (208,740)         (410,868)         (413,638)
    Other, net                                                   245,040             6,614           254,808             5,343
                                                            ------------      ------------      ------------      ------------
                                                                  29,296          (202,126)         (142,014)         (403,879)
                                                            ------------      ------------      ------------      ------------

    Income before income tax expense                             587,945           569,979         1,179,704         1,158,564
Income tax expense                                               205,710           180,000           412,826           386,000
                                                            ------------      ------------      ------------      ------------

       Net income                                           $    382,235      $    389,979      $    766,878      $    772,564
                                                            ============      ============      ============      ============


Basic and diluted income per share                          $       0.11      $       0.11      $       0.22      $       0.21
                                                            ============      ============      ============      ============

Weighted average number of shares (basic and diluted)          3,530,718         3,620,041         3,529,024         3,620,881
                                                            ============      ============      ============      ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         26-WEEK PERIODS ENDED
                                                                                        7/1/01            7/2/00
                                                                                     ------------      ------------
Cash flows from operating activities:
     Net income                                                                      $    766,878      $    772,564
     Adjustments to reconcile net income to net cash
       provided by operating activities:
                  Deferred compensation                                                    20,652            14,932
                  Depreciation and amortization                                         1,150,010         1,018,457
                  Deferred gain amortization                                             (117,557)         (125,746)
                  Deferred taxes                                                          181,229           123,000
                  Loss (gain) on sale of property, plant & equipment                     (224,656)            9,671
     Changes in assets and liabilities:
                  Royalties receivable                                                     23,041          (127,942)
                  Other receivables                                                      (252,372)         (237,679)
                  Income tax receivable/payable                                           358,401          (100,266)
                  Inventory                                                                69,097           (55,292)
                  Prepaid and other current assets                                       (601,273)          (66,141)
                  Other assets                                                           (191,973)          (26,652)
                  Accounts payable                                                       (172,257)         (765,889)
                  Accrued expenses and other liabilities                                  341,258           348,463
                  Other liabilities                                                        95,657           105,518
                                                                                     ------------      ------------
                            Total adjustments                                             679,257           114,434
                                                                                     ------------      ------------
                            Net cash provided by operating activities                   1,446,135           886,998
                                                                                     ------------      ------------

Cash flows from investing activities:
                   Purchase of property, plant and equipment                           (1,117,274)       (1,493,527)
                   Proceeds from sale of property, plant and equipment                    108,738           176,399
                                                                                     ------------      ------------
                                   Net cash used in investing activities               (1,008,536)       (1,317,128)
                                                                                     ------------      ------------

Cash flows from financing activities:
                   Net activity under line of credit                                     (527,271)          346,680
                   Purchase of treasury stock                                             (29,375)         (375,000)
                                                                                     ------------      ------------
                   Net cash used in financing activities                                 (556,646)          (28,320)
                                                                                     ------------      ------------

                                                                                     ------------      ------------
                   Increase (decrease) in cash and cash equivalents                      (119,047)         (458,450)
                                                                                     ------------      ------------
Cash and cash equivalents at beginning of period                                          636,334           743,935
                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                           $    517,287      $    285,485
                                                                                     ============      ============

Supplemental disclosure of cash flow information:
       Cash paid during the period:
                Interest                                                             $    396,621      $    404,695
                Income Taxes                                                         $     97,597      $    364,960
       Non-cash investing and financing activity:
                Sale of property for note receivable                                 $    244,109      $         --
                Issuance of restricted stock                                         $         --      $    224,000

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
1.       BASIS OF PRESENTATION

                  In the opinion of Mexican Restaurants, Inc. and subsidiaries (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of July 1, 2001, and the consolidated statements of income and cash flows for the 26-week and 13-week periods ended July 1, 2001 and July 2, 2000. The consolidated statements of income for the 26-week and 13-week period ended July 1, 2001 is not necessarily indicative of the results to be expected for the full year.

         RECENT ACCOUNTING PRONOUNCEMENTS

                  Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company adopted SFAS 133 beginning in fiscal year 2001. The adoption of SFAS 133 did not have a material effect on the Company's financial condition or results of operation because the Company does not enter into derivative or other financial instruments for trading or speculative purposes nor does the Company use or intend to use derivative financial instruments or derivative commodity instruments.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

                 The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002.

                 As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $7.4 million, no unamortized identifiable intangible assets and no unamortized negative goodwill, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $313,507 and $155,884 for the year ended December 31, 2000 and the six months ended July 1, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

2.       ACCOUNTING POLICIES

                  During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report and Form 10-K (file number 0-28234). Reference should be made to such financial statements for information on such accounting policies and further financial details.

3.       NET INCOME (LOSS) PER COMMON SHARE

                  Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. Stock options and warrants outstanding at July 1, 2001 and July 2, 2000 of 900,170 and 909,270 shares, respectively, were not considered in the computation of net income per common share because the effect of their inclusion would have been antidilutive.

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

RESULTS OF OPERATIONS

                  Revenues. The Company's revenues for the second quarter of fiscal 2001 were down $184,287 or 1.1% to $15.9 million compared with the same quarter a year ago. Restaurant sales for the second quarter of 2001 were down $213,272 compared with the same quarter a year ago, to $15.5 million. Restaurant sales declined due to three net store closures and the temporary closure of another store due to tropical storm damage. Company-owned same-store sales for the quarter increased 2.0%. Franchise-owned same-store sales for the quarter increased 3.1%.

                  On a year-to-date basis, the Company's revenues were down $298,994 or 0.9% to $31.66 million compared with the same 26-week period a year ago. Restaurant sales were down $307,718 or 1.0% compared with the same 26-week period a year ago. Restaurant sales declined due to three net store closures and the temporary closure of another store due to tropical storm damage. Year-to-date company-owned same-store sales increased 2.4%. Year-to-date franchise-owned same-store sales increased 2.2%.

                  Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also including paper and supplies, decreased as a percentage of restaurant sales in the second quarter of 2001 to 27.7% as compared with 28.2% in the same quarter in fiscal 2000. The improvement was primarily due to a menu price increase across all concepts. This was partly offset by small increases in cheese prices.

                 On a year-to-date basis, cost of sales decreased as a percentage of restaurant sales to 27.6% as compared with 28.3% in the same 26-week period a year ago. The decrease was primarily due to the same factors discussed above.

                  Labor and other related expenses decreased as a percentage of restaurant sales to 32.9% in the second quarter of 2001 as compared with 33.3% in the same quarter in fiscal year 2000. The decrease was primarily due to hourly labor efficiencies, especially at the Tortuga Coastal Cantina restaurants. The improvement was also partly due to last year's closure of under performing restaurants. Offsetting these improvements were workers' compensation insurance increases of 140.0%.

                 On a year-to-date basis, labor and other related expenses decreased as a percentage of restaurant sales 40 basis points to 33.0% as compared with 33.4% in the same 26-week period a year ago. The decrease was primarily due to the same factors discussed above.

                  Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes and advertising, increased as a percentage of restaurant sales to 25.7% in the second quarter of 2001 as compared with 23.4% in the same quarter in fiscal 2000. The increase was primarily due to higher utility and advertising costs.

                  On a year-to-date basis, restaurant operating expenses increased as a percentage of restaurant sales 190 basis points to 25.1% compared with 23.2% for the same 26-week period a year ago. The increase was primarily due to the same factors discussed above.

                  General and administrative expenses decreased by 2.8%, or $39,788 from the same quarter in fiscal 2000. The decrease was due primarily to a reduction in corporate staffing, resulting in a decrease in compensation costs. In the second quarter the Company made additional corporate staff cuts and accrued $100,000 in severance. General and administrative expenses were 8.6% of total revenues in the second quarter of fiscal 2001 compared to 8.7% in the first quarter of fiscal 2000.

                  On a year-to-date basis, general and administrative expenses decreased as a percentage of total revenue by 30 basis points to 8.4% compared with 8.7% the same 26-week period a year ago. The decrease was primarily due to the same factors discussed above.

                  Depreciation and amortization expense increased by $53,960 compared to the same quarter in the last fiscal year. This was due to the addition of two new stores in February and October 2000, four remodels during fiscal 2000 and six remodels during fiscal 2001, as well as other fixed asset additions in the last four quarters. The closed restaurants mentioned above had relatively low book values of fixed assets so their closure did not significantly reduce depreciation.

                  On a year-to-date basis, depreciation and amortization increased by $131,553 compared to the same 26-week period a year ago. The increase was primarily due to the same factors discussed above.

                  On a year-to-date basis, pre-opening costs decreased $50,778 as no new restaurants were opened in the first half of 2001. One new restaurant was opened in the first quarter of fiscal 2000.

                  Other Income (Expense). Net other income (expense) increased from an expense to income by $231,422 compared to the same quarter in the last fiscal year. The increase was due primarily to a $226,000 gain on the sale of one restaurant. The restaurant, which in 1998 had been sold and leased back from Franchise Finance of America ("FFCA), was purchased back from FFCA and then sold to a third party. The restaurant was purchased with insurance proceeds after it was destroyed by fire. The gain was primarily the realization of a deferred gain from the 1998 sale-lease back transaction.

                  The average debt balance was 10.7% lower than the balance in the comparable quarter last year. However, interest expense was comparable with the same quarter a year ago due to $40,500 of Bank of America covenant waiver fees.

                  On a year-to-date basis, net other income (expense) decreased in expense by $261,865 compare to the same 26-week period a year ago due to the same factors discussed above.

                  Income Tax Expense. The Company's effective tax rate was 35.0% in both the second quarter of 2001 and the comparable quarter last year. The effective tax rate is the same on a year-to-date basis.

LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $1,446,135 for the 26-week period ended July 1, 2001, compared to $886,998 for the same period last year. As of July 1, 2001, the Company had a working capital deficit of $2.8 million, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                  During the first 26 weeks of 2001, capital expenditures on property, plant and equipment were approximately $1.1 million as compared to $1.5 million for the same period in 2000. Capital expenditures included the remodeling of six restaurants. Additionally, the Company had cash outlays for necessary replacement of equipment and leasehold improvements in various older units. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $550,000.

                  On June 29, 2001, the Company re-financed $7.8 million of its debt with Fleet National Bank. The new credit facility is for $10.0 million. The credit facility consists of a $5.0 million term note that requires principal payments quarterly and matures in five years from the closing date of June 29, 2001 and a $5.0 million revolving line of credit that matures in three years from the closing date of June 29, 2001. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. As of July 1, 2001, the Company had $7.8 million outstanding on the credit facility and is in full compliance with all debt covenants. The Company incurred the debt to acquire La Senorita Restaurants, which closed on April 30, 1999 ($4.2 million), to develop new restaurants, to remodel existing restaurants, as well as to accommodate other working capital needs. Excluding two properties listed for sale, the Company anticipates that it will use excess cash flow to pay down approximately $1.0 million of outstanding indebtedness during the second half of the fiscal year.

                  The Company also has a $9.8 million forward commitment agreement with Franchise Finance Corporation of America ("FFCA"). At July 1, 2001, the Company had approximately $9.8 million available under the FFCA forward commitments.

                  The Company's management believes that with its forward commitments with Franchise Finance Corporation of America, along with operating cash flow and the Company's revolving line of credit with Fleet National Bank, funds will be sufficient to meet operating requirements and to finance routine capital expenditures through the end of the 2001 fiscal year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amount outstanding at July 1, 2001, a 100 basis point change in interest rates would change interest expense by $78,000 per annum.

                           PART II - OTHER INFORMATION

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MEXICAN RESTAURANTS, INC.

Dated:  August 15, 2001                               By:  /s/ Curt Glowacki
                                                      --------------------------
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)


Dated: August 15, 2001                                By:  /s/ Andrew J. Dennard
                                                      --------------------------
Andrew J. Dennard
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)