Form 10-Q
period 2001-09-30
MEXICAN RESTAURANTS INC
filed 2001-11-09
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended SEPTEMBER 30, 2001

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


Number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2001: 3,513,505 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      9/30/01              12/31/00
                                                                    ------------         ------------
ASSETS

Current assets:
        Cash and cash equivalents                                   $    371,090         $    636,334
        Royalties receivable                                              65,072               66,798
        Other receivables                                                563,537              611,603
        Inventory                                                        637,956              718,629
        Taxes receivable                                                       0              257,080
        Prepaid expenses and other current assets                      1,030,994              529,830
                                                                    ------------         ------------
               Total current assets                                    2,668,649            2,820,274
                                                                    ------------         ------------
Property, plant and equipment                                         26,735,511           25,550,871
        Less accumulated depreciation                                 (8,589,728)          (7,339,223)
                                                                    ------------         ------------
               Net property, plant and equipment                      18,145,783           18,211,648
Deferred tax assets                                                      986,432            1,167,661
Property held for resale                                               1,100,000            1,100,000
Other assets                                                           8,161,028            8,209,243
                                                                    ------------         ------------
                                                                    $ 31,061,892         $ 31,508,826
                                                                    ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current installments of long-term debt                      $  1,000,000         $         --
        Accounts payable                                               2,204,296            2,953,649
        Accrued sales and liquor taxes                                   468,147              452,617
        Accrued payroll and taxes                                      1,354,873            1,006,457
        Accrued expenses                                                 804,402              327,390
                                                                    ------------         ------------
               Total current liabilities                               5,831,718            4,740,113
                                                                    ------------         ------------
Long-term debt, net of current portion                                 6,022,729            8,300,000
Other liabilities                                                        648,147              537,219
Deferred gain                                                          2,567,231            3,042,832

Stockholders' equity:
        Preferred stock, $.01 par value, 1,000,000 shares
             authorized                                                       --                   --
        Capital stock, $0.01 par value, 20,000,000 shares
             authorized, 4,732,705 shares issued                          47,327               47,327
        Additional paid-in capital                                    20,121,076           20,121,076
        Retained earnings                                              7,158,977            6,025,121
        Deferred compensation                                           (140,541)            (171,519)
        Treasury stock, cost of 1,181,600 and 1,200,400
             shares, respectively                                    (11,194,772)         (11,133,343)
                                                                    ------------         ------------
               Total stockholders' equity                             15,992,067           14,888,662

                                                                    $ 31,061,892         $ 31,508,826
                                                                    ============         ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                    13-WEEK         13-WEEK         39-WEEK         39-WEEK
                                                  PERIOD ENDED    PERIOD ENDED    PERIOD ENDED    PERIOD ENDED
                                                    09/30/01        10/01/00        09/30/01        10/01/00
                                                  ------------    ------------    ------------    ------------
Revenues:
      Restaurant sales                            $ 16,147,855    $ 15,787,434    $ 47,119,290    $ 47,066,587
      Franchise fees and royalties                     353,661         314,974         960,147         972,550
      Other                                             26,019          25,338         111,501          51,006
                                                  ------------    ------------    ------------    ------------
                                                    16,527,535      16,127,746      48,190,938      48,090,143
                                                  ------------    ------------    ------------    ------------
Costs and expenses:
      Cost of sales                                  4,540,844       4,389,553      13,090,479      13,238,103
      Labor                                          5,252,917       5,265,303      15,469,390      15,723,887
      Restaurant operating expenses                  4,067,795       3,818,364      11,834,513      11,063,969
      General and administrative                     1,425,416       1,385,869       4,084,011       4,163,595
      Depreciation and amortization                    632,675         526,984       1,782,685       1,545,441
      Pre-opening costs                                     --          42,432             254          93,464
      Asset impairments and restaurant
        closing costs                                       --              --              --              --
                                                  ------------    ------------    ------------    ------------
                                                    15,919,647      15,428,505      46,261,332      45,828,459

                                                  ------------    ------------    ------------    ------------
           Operating income (loss)                     607,888         699,241       1,929,606       2,261,684
                                                  ------------    ------------    ------------    ------------
Other income (expense):
      Interest income                                   30,300              --          44,346           4,416
      Interest expense                                (156,856)       (223,588)       (567,724)       (637,226)
      Other, net                                        83,357           5,969         338,165          11,312
                                                  ------------    ------------    ------------    ------------
                                                       (43,199)       (217,619)       (185,213)       (621,498)
                                                  ------------    ------------    ------------    ------------
      Income before income tax expense                 564,689         481,622       1,744,393       1,640,186
Income tax expense                                     197,711         168,568         610,537         554,568
                                                  ------------    ------------    ------------    ------------
           Net income                             $    366,978    $    313,054    $  1,133,856    $  1,085,618
                                                  ============    ============    ============    ============

Basic and diluted income per share                $       0.10    $       0.09    $       0.32    $       0.30
                                                  ------------    ------------    ------------    ------------
Weighted average number of shares
  (basic and diluted)                                3,532,427       3,542,380       3,533,971       3,594,646
                                                  ============    ============    ============    ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       39-WEEK PERIODS ENDED
                                                                                  9/30/01                 10/1/00
                                                                                -----------             -----------
 Cash flows from operating activities:
      Net income                                                                $ 1,133,856             $ 1,085,618

      Adjustments to reconcile net income to net cash
         provided by operating activities:
                   Deferred compensation                                             30,978                  26,131
                   Depreciation and amortization                                  1,782,685               1,545,441
                   Deferred gain amortization                                      (172,179)               (184,800)
                   Deferred taxes                                                   181,229                 184,000
                   Loss (gain) on sale of property, plant & equipment              (284,302)                 20,789
      Changes in assets and liabilities:
                   Royalties receivable                                               1,726                (122,222)
                   Other receivables                                               (108,781)               (147,741)
                   Income tax receivable/payable                                    575,393                 (34,563)
                   Inventory                                                         80,673                 (47,168)
                   Prepaid and other current assets                                (554,704)                (35,280)
                   Other assets                                                    (176,214)                (17,888)
                   Accounts payable                                                (749,353)               (633,984)
                   Accrued expenses and other liabilites                            522,645                 387,684
                   Other liabilities                                                140,597                 138,573
                                                                                -----------             -----------
                             Total adjustments                                    1,270,393               1,078,972
                                                                                -----------             -----------
                             Net cash provided by operating activities            2,404,249               2,164,590
                                                                                -----------             -----------
 Cash flows from investing activities:
                   Payment for purchase of acquisition, net of
                     cash acquired                                                       --                      --
                   Purchase of property, plant and equipment                     (1,439,531)             (2,390,921)
                   Proceeds from sale of property, plant and equipment              108,738                 202,399
                                                                                -----------             -----------
                                    Net cash used in investing activities        (1,330,793)             (2,188,522)
                                                                                -----------             -----------
 Cash flows from financing activities:
                   Net borrowings under line of credit                           (1,277,271)               (153,320)
                   Purchase of treasury stock                                       (61,429)               (375,000)
                                                                                -----------             -----------
                   Net cash provided by (used in) financing activities           (1,338,700)               (528,320)
                                                                                -----------             -----------

                                                                                -----------             -----------
                   Increase (decrease) in cash and cash equivalents                (265,244)               (552,252)
                                                                                -----------             -----------
 Cash and cash equivalents at beginning of period                                   636,334                 743,935
                                                                                -----------             -----------
 Cash and cash equivalents at end of period                                     $   371,090             $   191,683
                                                                                ===========             ===========
 Supplemental disclosure of cash flow information:
         Cash paid during the period:
                   Interest                                                     $   550,708             $   625,689
                   Income Taxes                                                 $   152,597             $   414,960
         Non-cash investing and financing activity:
                   Sale of property for note receivable                         $   244,109             $        --
                   Issuance of restricted stock                                 $        --             $   224,000
                   Purchase of property for note receivable                     $   207,800             $        --

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

                  In the opinion of Mexican Restaurants, Inc. and subsidiaries (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of September 30, 2001, and the consolidated statements of income and cash flows for the 39-week and 13-week periods ended September 30, 2001 and October 1, 2000. The consolidated statements of income for the 39-week and 13-week period ended September 30, 2001 is not necessarily indicative of the results to be expected for the full year.

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

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  In July 2001, the FASB issued Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets," (SFAS 142) which will be effective for our Company as of the beginning of fiscal 2002. SFAS 142 requires goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. Our management estimates the adoption of SFAS 142 will result in the elimination of annual amortization expense related to goodwill and other intangible assets, including trademarks, in the amount of approximately $329,468, of $214,154 net of tax; however, due to the extensive effort required to comply with SFAS 142, the impact of related impairment, if any, on our financial position or results of operations has not yet been determined.

                  In August, 2001, the FASB issued Statement on Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) which will be effective for our Company as of the beginning of fiscal 2002. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The impact, if any, of SFAS 144, on our financial position or results of operations has not yet been determined.

2.       ACCOUNTING POLICIES

                  During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report and Form 10-K (file number 0-28234). Reference should be made to such financial statements for information on such accounting policies and further financial details.


3.       NET INCOME (LOSS) PER COMMON SHARE

                  Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. Stock options and warrants outstanding at September 30, 2001 and October 1, 2000 of 902,270 and 889,695
         shares, respectively, were not considered in the computation of net income per common share because the effect of their inclusion would have been antidilutive.


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

RESULTS OF OPERATIONS

                  Revenues. The Company's revenues for the third quarter of fiscal 2001 were up $399,789 or 2.5% to $16.5 million compared with the same quarter a year ago. Restaurant sales for the third quarter of 2001 were up $360,421 compared with the same quarter a year ago, to $16.1 million. The increase was due to increasing same-restaurant sales that offset the impact of 26 fewer restaurant week sales than the same quarter a year ago. Company-owned same-store sales for the quarter increased 4.3%. Franchise-owned same-store sales for the quarter increased 4.2%.

                  On a year-to-date basis, the Company's revenues were up $100,795 or 0.2% to $48.2 million compared with the same 39-week period a year ago. Restaurant sales were up $52,703 or 0.1% compared with the same 39-week period a year ago. The increase was due to increasing same-store sales that off set the impact of 97 fewer restaurant week sales. Year-to-date company-owned same-store sales increased 3.1%. Year-to-date franchise-owned same-store sales increased 3.0%.

                  Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also including paper and supplies, increased as a percentage of restaurant sales in the third quarter of 2001 to 28.1% as compared with 27.8% in the same quarter in fiscal 2000. Cost of sales worsened by 30 basis points primarily due to higher cheese costs and due to promotions (discounting).

                  On a year-to-date basis, cost of sales decreased as a percentage of restaurant sales to 27.8% as compared with 28.1% in the same 39-week period a year ago. The higher cost of cheese and promotion discounting were a factor in the third quarter, but on a year-to-date basis, the improvement was primarily due to menu price increases that were initiated in the first quarter.

                  Labor and other related expenses decreased as a percentage of restaurant sales to 32.5% in the third quarter of 2001 as compared with 33.4% in the same quarter in fiscal year 2000. The decrease was primarily due to hourly labor efficiencies. The improvement was also due to last year's closure of under performing restaurants. Offsetting these improvements were workers' compensation insurance increases of 40.0%.

                  On a year-to-date basis, labor and other related expenses decreased as a percentage of restaurant sales 60 basis points to 32.8% as compared with 33.4% in the same 39-week period a year ago. The decrease was primarily due to the same factors discussed above.

                  Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes and advertising, increased as a percentage of restaurant sales to 25.2% in the third quarter of 2001 as compared with 24.2% in the same quarter in fiscal 2000. The increase was primarily due to higher utility and advertising costs.

                  On a year-to-date basis, restaurant operating expenses increased as a percentage of restaurant sales 160 basis points to 25.1% compared with 23.5% for the same 39-week period a year ago. The increase was primarily due to the same factors discussed above.

                  General and administrative expenses increased by 2.9%, or $39,547 from the same quarter in fiscal 2000. The Company accrued $100,000 in legal expenses during the third quarter. The lawsuit that gave rise to the legal expenses was settled just after the third quarter ended. General and administrative expenses were 8.6% of total revenues for the third quarter and the same quarter a year ago.

                  On a year-to-date basis, general and administrative expenses decreased as a percentage of total revenue by 20 basis points to 8.5% compared with 8.7% the same 39-week period a year ago. The improvement was primarily due to a reduction in corporate staffing, resulting in a decrease in compensation costs.

                  Depreciation and amortization expense increased by $105,691 compared to the same quarter a year ago. This was due to the addition of a new store in October 2000, four remodels during fiscal 2000 and six remodels during fiscal 2001, as well as other fixed asset additions in the last four quarters. The closed restaurants mentioned above had relatively low book values of fixed assets so their closure did not significantly reduce depreciation.

                  On a year-to-date basis, depreciation and amortization increased by $237,244 compared to the same 39-week period a year ago. The increase was primarily due to the same factors discussed above.

                  Pre-opening costs decreased $42,432 as no new restaurants were opened during the third quarter. One new restaurant was opened just after the third quarter ended the same period a year ago.

                  On a year-to-date basis, pre-opening costs decreased $93,210 as no new restaurants were opened in the first three quarters of 2001. One new restaurant was opened in the first quarter of fiscal 2000 and another restaurant was opened just after the third quarter closed.

                  Other Income (Expense). Net other income (expense) decreased by $174,420 compared to the same quarter in the last fiscal year. The decrease was due, in part, to lower interest rates and due to lower outstanding debt. Long-term debt as of September 30, 2001 was $7.0 million compared with $9.0 million the same quarter a year ago. The decrease was also due to a $48,000 gain from an insurance settlement and $13,170 interest income from a tax refund.

                  On a year-to-date basis, net other income (expense) decreased in expense by $436,285 compare to the same 39-week period a year ago. The decrease was due primarily to a $226,000 gain on the sale of one restaurant. The restaurant, which in 1998 had been sold and leased back from Franchise Finance of America ("FFCA), was purchased back from FFCA and then sold to a third party. The restaurant was purchased with insurance proceeds after it was destroyed by fire. The gain was primarily the realization of a deferred gain from the 1998 sale-lease back transaction. The decrease is also due to the same factors discussed above.

                  Income Tax Expense. The Company's effective tax rate was 35.0% in both the third quarter of 2001 and the comparable quarter last year. The effective tax rate is the same on a year-to-date basis.

LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities was $2,404,249 for the 39-week period ended September 30, 2001, compared to $2,164,590 for the same period last year. As of September 30, 2001, the Company had a working capital deficit of $3.2 million, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                  During the first 39 weeks of 2001, capital expenditures on property, plant and equipment were approximately $1.4 million as compared to $2.4 million for the same period in 2000. Capital expenditures included the remodeling of six restaurants. Additionally, the Company had cash outlays for necessary replacement of equipment and leasehold improvements in various older units. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $250,000.

                  On June 29, 2001, the Company re-financed $7.8 million of its debt with Fleet National Bank. The new credit facility is for $10.0 million. The credit facility consists of a $5.0 million term note that requires principal payments quarterly and matures in five years from the closing date of June 29, 2001 and a $5.0 million revolving line of credit that matures in three years from the closing date of June 29, 2001. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. As of September 30, 2001, the Company had $7.0 million outstanding on the credit facility and is in full compliance with all debt covenants. The Company incurred the debt to acquire La Senorita Restaurants, which closed on April 30, 1999 ($4.2 million), to develop new restaurants, to remodel existing restaurants, as well as to accommodate other working capital needs. Excluding two properties listed for sale, the Company anticipates that it will use excess cash flow to pay down approximately $400,000 of outstanding indebtedness during the last quarter of the fiscal year.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amount outstanding at September 30, 2001, a 100 basis point change in interest rates would change interest expense by $70,000 per annum.

                           PART II - OTHER INFORMATION

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MEXICAN RESTAURANTS, INC.

Dated: November 8, 2001                                By: /s/ Curt Glowacki
Curt Glowacki                                          -------------------------
Chief Executive Officer
(Principal Executive Officer)



Dated: November 8, 2001                                By: /s/ Andrew J. Dennard
Andrew J. Dennard                                      -------------------------
Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)