Form 10-K
period 2001-12-30
MEXICAN RESTAURANTS INC
filed 2002-03-28
CIK 1009244

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from             to
                                         -----------    ----------

                         COMMISSION FILE NUMBER: 0-28234


                            MEXICAN RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)


                  TEXAS                                  76-0493269
     (State or other jurisdiction of        (IRS Employer Identification Number)
      incorporation or organization)

      1135 EDGEBROOK, HOUSTON, TEXAS                     77034-1899
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on March 15, 2002 was $5,089,227. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. Number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 2002: 3,504,105 shares of common stock, par value $.01.


                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held May 29, 2002, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

================================================================================

                                     PART 1

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K under "Item 1. Business", "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Mexican Restaurants, Inc. and its subsidiaries (the "Company"), its area developers, franchisees and restaurants to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; area developers' adherence to development schedules; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with government regulations; regional weather conditions; construction schedules; and other factors referenced in the Form 10-K. The use in this Form 10-K of such words as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees, its area developers, and franchisees and the manner in which they operate and develop stores in light of various factors, including those set forth above.

ITEM 1. BUSINESS

GENERAL

         Mexican Restaurants, Inc. (formerly Casa Ole Restaurants, Inc.) (the "Company") was incorporated under the laws of the State of Texas in February 1996, and had its initial public offering in April 1996. The Company operates as a holding company and conducts substantially all of its operations through its subsidiaries. All references to the Company include the Company and its subsidiaries, unless otherwise stated.

         The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience, under the names Casa Ole, Monterey's Tex-Mex Cafe, Monterey's Little Mexico, Tortuga Coastal Cantina and La Senorita. The Casa Ole, Monterey, Tortuga and La Senorita concepts have been in business for 30, 47, 8 and 23 years, respectively. Today the Company operates 50 restaurants, franchises 33 restaurants and licenses one restaurant in various communities across Texas, Louisiana, Oklahoma and Michigan. The Company previously operated three restaurants in Idaho but closed those restaurants on December 30, 2001. The Idaho restaurant leased premises have subsequently been subleased. The Casa Ole', Monterey and La Senorita restaurants are designed to appeal to a broad range of customers, and are located primarily in small and medium-sized communities and middle-income areas of larger markets. The Tortuga Coastal Cantina restaurants also appeal to a broad range of customers and are primarily located in Houston suburban markets. The restaurants offer fresh, quality food, affordable prices, friendly service and comfortable surroundings. Menus feature a variety of traditional Mexican and Tex-Mex selections; complemented by the Company's own original Mexican-based recipes designed to have broad appeal. The Company believes that the established success of the Company in existing markets, its focus on middle-income customers, and the skills of its management team provide significant opportunities to realize the value inherent in the Mexican restaurant market and increase revenues in existing markets. The Company, however, has no plans in fiscal year 2002 to open new restaurants.

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

         The menus feature a wide variety of entrees including enchiladas, combination platters, burritos, fajitas, coastal seafood and other house specialties. The menu also includes soup, salads, appetizers and desserts. From time to time the Company also introduces new dishes designed to keep the menus fresh. Alcoholic beverages are served as a complement to meals and represent a range of less than 5% of sales at its more family oriented locations, and up to 20% in its more casual dining locations. At Company-owned restaurants the dinner menu entrees presently range in price from $4.99 to $15.95, with most items priced between $5.95 and $9.95. Lunch prices at most Company-owned restaurants presently range from $4.99 to $8.95.

         ATMOSPHERE AND LAYOUT. The Company emphasizes an attractive interior and exterior design for each of its restaurants. The typical restaurant has an inviting and interesting Mexican exterior. The interior decor is comfortable Mexican in appearance to reinforce the perceived value of the dining experience. Stucco, tile floors, carpets, plants and a variety of paint colors are integral features of each restaurant's decor. These decor features are incorporated in a floor plan designed to provide a comfortable atmosphere. The Company's restaurant designs are sufficiently flexible to accommodate a variety of available sites and development opportunities, such as malls, end-caps of strip shopping centers and free standing buildings, including conversions. The restaurant facility is also designed to serve a high volume of customers in a relatively limited period of time. The Company's restaurants typically range in size from approximately 4,000 to 5,600 square feet, with an average of approximately 4,500 square feet and a seating capacity of approximately 180.

GROWTH STRATEGY

         The Company believes that the unit economics of the various restaurant concepts of the Company, as well as their value orientation and focus on middle income customers, provide significant opportunities for growth. The Company's long-standing strategy to capitalize on these growth opportunities has been comprised of two key elements:

         IMPROVE SAME RESTAURANT SALES AND PROFITS. The Company's first growth opportunity is to improve the sales and controllable income of existing restaurants. This is accomplished through an emphasis on restaurant operations, coupled with marketing, purchasing and other organizational efficiencies (see "Restaurant Operations" below). During fiscal year 2002, the Company expects to focus solely on improving operational results and paying down debt.

         INCREASED PENETRATION OF EXISTING MARKETS. The Company's second growth opportunity is to increase the number of restaurants in existing Designated Market Areas ("DMAs") and expand into contiguous new markets. The DMA concept is a mapping tool developed by the A.C. Nielsen Co. that measures the size of a particular market by reference to communities included within a common television market. The Company's objective in increasing the density of Company-owned restaurants within existing markets is to improve operating efficiencies in such markets and to realize improved overhead absorption. In addition, the Company believes that increasing the density of restaurants in both Company-owned and franchised markets will assist it in achieving effective media penetration while maintaining or reducing advertising costs as a percentage of revenues in the relevant markets. The Company believes that careful and prudent site selection within existing markets will avoid cannibalization of the sales base of existing restaurants.

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

         In adding to its Company-owned restaurants, the Company anticipates it will continue to selectively acquire existing franchised restaurants. During fiscal 2001, the Company acquired a franchise restaurant in Bellmead, Texas. During fiscal 1999, the Company acquired a franchise restaurant in San Marcos, Texas and converted that restaurant into a Tortuga Coastal Cantina. The Company does not currently anticipate building any new restaurants or acquiring existing franchised restaurants in fiscal year 2002.

SITE SELECTION

         Senior management of the Company devotes significant time and resources to analyzing prospective sites for the Company's restaurants. Senior management has also created and utilizes a site selection committee, which reviews and approves each site to be developed. In addition, the Company conducts customer surveys to precisely define the demographic profile of the customer base of each of the Company's restaurant concepts. The Company's site selection criteria focus on:

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


         The Company believes that a sufficient number of suitable sites are available for Company and franchise development in existing markets. Based on its current planning and market information, the Company does not plan to open additional restaurants in fiscal year 2002, but believes that its franchisees may open one additional restaurant. The anticipated total investment for a 4,200 to 5,600 square foot restaurant, including land, building, equipment, signage, site work, furniture, fixtures and decor ranges between $1.4 and $2.1 million (including capitalized lease value). Additionally, training and other pre-opening costs are anticipated to approximate $50,000 per location. The cost of developing and operating a Company restaurant can vary based upon fluctuations in land acquisition and site improvement costs, construction costs in various markets, the size of the particular restaurant and other factors. Although the Company anticipates that development costs associated with near-term restaurants will range between $1.4 and $2.1 million, there can be no assurance of this. Where possible, the Company uses build to suit, lease conversion or sale and leaseback transactions to limit its cash investment to approximately $500,000 per location.


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

         As of December 30, 2001, the Company employed 2,191 people, of whom 2,150 were restaurant personnel at the Company-owned restaurants and 41 were corporate personnel. The Company considers its employee relations to be good. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company's employees are not covered by a collective bargaining agreement.

         TRAINING AND QUALITY CONTROL. The Company requires its hourly employees to participate in a formal training program carried out at the individual restaurants, with the on-the-job training program varying from three days to two weeks based upon the applicable position. Managers of both Company-owned and franchised restaurants are trained at one of the Company's specified training stores by that store's general manager and are then certified upon completion of a four to six week program that encompasses all aspects of restaurant operations as well as personnel management and policy and procedures, with special emphasis on quality control and customer relations. To evaluate ongoing employee service and provide rewards to employees, the Company employs a "mystery shopper" program which consists of two anonymous visits per month per restaurant. The Company's franchise agreement requires each franchised restaurant to employ a general manager who has completed the Company's training program at one of the Company's specified training stores. Compliance with the Company's operational standards is monitored for both Company-owned and franchised restaurants by random, on-site visits by corporate management, regular inspections by regional supervisors, the ongoing direction of a corporate quality control manager and the mystery shopper program.

         MARKETING AND ADVERTISING. The Company believes that when media penetration is achieved in a particular market, investments in radio and television advertising can generate significant increases in revenues in a cost-effective manner. During fiscal 2001, the Company spent approximately 4.0% of restaurant revenues on various forms of advertising. Besides radio and television, the Company makes use of in-store promotions, involvement in community activities, and customer word-of-mouth to maintain their performance.

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

FRANCHISING

         The Company currently has 15 franchisees operating a total of 33 restaurants and one licensee operating one restaurant. No new franchise restaurants were opened, one Casa Ole' franchise restaurant was acquired by the Company, one La Senorita franchise location was closed and one Monterey's Little Mexico was licensed during fiscal year 2001. It is expected that one additional franchise La Senorita will close in fiscal 2002. Franchising allows the Company to expand the number of stores and penetrate markets more quickly and with less capital than developing Company-owned stores. Franchisees are selected on the basis of various factors, including business background, experience and financial resources. In seeking new franchisees, the Company targets experienced multi-unit restaurant operators with knowledge of a particular geographic market and financial resources sufficient to execute the Company's development schedule. Under the current franchise agreement, franchisees are required to operate their stores in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. In addition, franchisees are required to purchase, directly from the Company or its authorized agent, spice packages for use in the preparation of certain menu items, and must purchase certain other items from approved suppliers unless written consent is received from the Company.

         FRANCHISE AGREEMENTS. The Company enters into a franchise agreement with each franchisee which grants the franchisee the right to develop a single store within a specific territory at a site approved by the Company. The franchisee then has limited exclusive rights within the territory. Under the Company's current standard franchise agreement, the franchisee is required to pay a franchise fee of $25,000 per restaurant. The current standard franchise agreement provides for an initial term of 15 years (with a limited renewal option) and payment of a royalty of 3% to 5% of gross sales. The termination dates of the Company's franchise agreements with its existing franchisees currently range from 2002 to 2015.

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

         FRANCHISEE TRAINING AND SUPPORT. Under the current franchise agreement, each franchisee (or if the franchisee is a corporation, a manager designated by the franchisee) is required to personally participate in the operation of the franchise. Before opening the franchisee's business to the public, the Company provides training at its approved training facility for each franchisee's general manager, assistant manager and kitchen manager or chef. The Company recommends that the franchisee, if the franchisee is other than the general manager, or if a corporation, its chief operating officer, attend such training. The Company also provides a training team to assist the franchisee in opening its restaurant. The team, supervised by the Director of Training, will assist and advise the franchisee and/or its manager in all phases of the opening operation for a seven to fourteen day period. The formal training program required of hourly employees and management, along with continued oversight by the Company's quality control manager, is designed to promote consistency of operations.

         AREA DEVELOPERS. The area development agreement is an extension of the standard franchise agreement. The area development agreement provides area developers with the right to execute more than one franchise agreement in accordance with a fixed development schedule. Restaurants established under these agreements must be located in a specific territory in which the area developer will have limited exclusive rights. Area developers pay an initial development fee generally equal to the total initial franchise fee for the first franchise agreement to be executed pursuant to the development schedule plus 10% of the initial franchise fee for each additional franchise agreement to be executed pursuant to the development schedule. Generally the initial development fee is not refundable, but will be applied in the proportions described above to the initial franchise fee payable for each franchise agreement executed pursuant to the development schedule. New area developers will pay monthly royalties for all restaurants established under such franchise agreements on a declining scale generally ranging from 5% of gross sales for the initial restaurant to 3% of gross sales for the fourth restaurant and thereafter as additional restaurants are developed. Area development agreements are not assignable without the prior written consent of the Company. The Company will retain rights of first refusal with respect to proposed sales of restaurants by the area developers. Area developers are not permitted to compete with the Company. If an area developer fails to meet its development schedule obligations, the Company can, among other things, terminate the area development agreement or modify the territory in the agreement. The Company is not currently seeking new area developers. The Company currently has three area developers operating a total of on ten, four, and three restaurants, respectively.

COMPETITION

         The restaurant industry is intensely competitive. Competition is based upon a number of factors, including concept, price, location, quality and service. The Company competes against a broad range of other family dining concepts, including those focusing on various other types of ethnic food, as well as local restaurants in its various markets. The Company also competes against other quick service and casual dining concepts within the Mexican and Tex-Mex food segment. Many of the Company's competitors are well established and have substantially greater financial and other resources than the

Company. Some of the Company's competitors may be better established in markets where the Company's restaurants are or may be located. Also, the Company competes with franchisors of other restaurants and various other concepts for franchisees.

         The success of a particular restaurant concept is also affected by many other factors, including national, regional or local economic and real estate conditions, changes in consumer tastes and eating habits, demographic trends, weather, traffic patterns, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefit costs, and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

GOVERNMENT REGULATION

         Each restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments relating to the development and operation of restaurants. These include regulations pertaining to the environmental, building and zoning requirements in the preparation and sale of food. The Company is also subject to laws governing the service of alcohol and its relationship with employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Difficulties or failures in obtaining the required construction and operating licenses, permits or approvals could delay or prevent the opening of a specific new restaurant. The Company believes that it is operating in substantial compliance with applicable laws and regulations that govern its operations.

         Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the Company's restaurants, including minimum age of patrons drinking alcoholic beverages and of employees serving alcoholic beverages, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The Company is also subject to "dramshop" statutes which generally provide a person injured by an intoxicated person with the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. Additionally, within thirty days of employment by the Company, each Texas employee of the Company who serves alcoholic beverages is required to attend an alcoholic seller training program that has been approved by the Texas Alcoholic Beverage Commission and endorsed by the Texas Restaurant Association and which endeavors to educate the server to detect and prevent overservice of the Company's customers. This program endeavors to educate the server to detect and prevent over-service, or underage- service, of alcoholic beverages to the Company's customers.

         In connection with the sale of franchises, the Company is subject to the United States Federal Trade Commission rules and regulations and state laws that regulate the offer and sale of franchises and business opportunities. The Company is also subject to laws that regulate certain aspects of such relationships. The Company has had no claims with respect to its programs and, based on the nature of any potential compliance issues identified, does not believe that compliance issues associated with its historic franchising programs will have a material adverse effect on its results of operations or financial condition. The Company believes that it is operating in substantial compliance with applicable laws and regulations that govern franchising programs.

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

ITEM 2. PROPERTIES

         In fiscal year 2001, the Company's executive offices were located in approximately 7,200 square feet of office space in Houston, Texas. The offices are currently leased by the Company from CO Properties No. 3, a Texas partnership owned by Larry N. Forehand and Michael D. Domec, under a gross lease (where the landlord pays utilities and property taxes) expiring in December 2004, with rental payments of $7,863 per month. Beginning January 1, 2002, the Company increased its office space to 10,015 square feet to accommodate its new accounting department. Rental payments will increase to $10,215 per month in fiscal year 2002. See "Notes to Consolidated Financial Statements--Related Party Transactions." The Company believes that its properties are suitable and adequate for its operations.

         The Company owns the land and buildings on three restaurant locations, and the building and improvements on two restaurant locations situated on ground leases with the balance of locations on leased sites. One of the owned restaurants was closed in a prior year, and was sold under an installment contract in fiscal 2002. Two of the owned restaurants were closed in previous years and have been leased in prior years to either franchisees or to third parties. Since the end of the fiscal year the Company has subleased four closed restaurants to other local operators. The Company also owns a pad site in Phoenix, Arizona that is under negotiation for sale. Real estate leased for Company-owned restaurants is typically leased under triple net leases that require the Company to pay real estate taxes and utilities, to maintain insurance with respect to the premises and in certain cases to pay contingent rent based on sales in excess of specified amounts. Generally the non-mall locations for the Company-owned restaurants have initial terms of 10 to 20 years with renewal options.

RESTAURANT LOCATIONS

         At December 30, 2001, the Company had 50 Company-operated restaurants, 33 franchise restaurants and one license restaurant. As of such date, the Company operated and franchised Casa Ole restaurants in the States of Texas and Louisiana; operated Monterey's Tex-Mex Cafe restaurants in the State of Oklahoma and operated and franchised Monterey's Little Mexico restaurants in the States of Texas; operated Tortuga Coastal Cantina restaurants in the State of Texas; and also operated and franchised La Senorita restaurants in the State of Michigan. The Company's portfolio of restaurants is summarized below:

          CASA OLE
                   Company-operated                       17 Leased
                   Franchise-operated                     30
                                                         ---

                            CONCEPT TOTAL                 47
                                                         ===

          MONTEREY'S TEX-MEX CAFE
                   Company-operated                        4 Leased
                                                         ---

                            CONCEPT TOTAL                  4
                                                         ===

          MONTEREY'S LITTLE MEXICO
                   Company-operated                       14 Leased
                   License-operated                        1
                                                         ---

                            CONCEPT TOTAL                 15
                                                         ===

          TORTUGA COASTAL CANTINA
                   Company-operated                       10 Leased
                                                         ---

                            CONCEPT TOTAL                 10
                                                         ===

          LA SENORITA
                   Company-operated                        5 Leased
                   Franchise-operated                      3
                                                         ---

                            CONCEPT TOTAL                  8
                                                         ===


                            SYSTEM TOTAL                  84
                                                         ===

ITEM 3. LEGAL PROCEEDINGS

         Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" above for additional factors relating to such statements.

         From time to time the Company is party to certain legal proceedings incidental to and arising in the ordinary course of business. Although the amount of any liability that could arise with respect to these proceedings cannot be predicted accurately, in the opinion of the Company, any liability that might result from existing claims will not have a material adverse effect on the Company or its business. Nevertheless, a future lawsuit or claim could result in a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 30, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "CASA." The following table sets forth the range of quarterly high and low closing sale prices of the Company's Common Stock on the Nasdaq National Market during each of the Company's fiscal quarters since January 4, 1999.



                                                                                HIGH               LOW
                                                                                ----              -----
           FISCAL YEAR 1999:
                First Quarter (through April 4, 1999)......................     4.50               3.44
                Second Quarter (ended July 4, 1999)........................     4.56               3.25
                Third Quarter (ended October 3, 1999)......................     4.94               3.75
                Fourth Quarter (ended January 2, 2000).....................     4.44               3.25

           FISCAL YEAR 2000:
                First Quarter (ended April 2, 2000)........................     3.81               3.19
                Second Quarter (ended July 2, 2000)........................     4.00               2.81
                Third Quarter (ended October 1, 2000)......................     3.87               2.37
                Fourth Quarter (ended December 31, 2000)...................     2.87               1.75

           FISCAL YEAR 2001:
                First Quarter (ended April 1, 2001)........................     3.19               2.25
                Second Quarter (ended July 1, 2001)........................     3.04               2.50
                Third Quarter (ended September 30, 2001)...................     3.82               2.66
                Fourth Quarter (ended December 30, 2001)...................     3.04               2.10

           FISCAL YEAR 2002:
                First Quarter (as of March 14, 2002).......................     3.80               3.05


         As of March 14, 2002, the Company estimates that there were approximately 800 beneficial owners of the Company's Common Stock, represented by approximately 66 holders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

         Balance sheet data as of December 28, 1997, January 3, 1999, January 2, 2000, December 31, 2000, and December 30, 2001 and income statement data for the fiscal years then ended have been derived from consolidated financial statements audited by KPMG LLP, independent public accountants. The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Consolidated Financial Statements and the Notes thereto included in Item 8. hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. hereof.


                                                                      FISCAL YEARS
                                                                      ------------

                                                  1997          1998(1)      1999        2000        2001
                                                --------       --------    --------    --------    --------
                                                      (Dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues:
  Restaurant sales ..........................   $ 34,301       $ 47,000    $ 55,997    $ 61,834    $ 61,852
  Franchise fees, royalties and other .......      1,029          1,120       1,469       1,362       1,393
                                                --------       --------    --------    --------    --------

                 Total revenues .............     35,330         48,120      57,466      63,196      63,245
                                                --------       --------    --------    --------    --------
Costs and expenses:
  Cost of sales .............................      8,954         12,899      15,774      17,402      17,107
  Restaurant operating expenses .............     19,231         25,611      31,448      35,796      36,013
  General and administrative ................      3,632          4,429       5,191       5,548       5,457
  Depreciation and amortization .............      1,245          1,654       2,003       2,227       2,408
  Restaurant closure costs ..................        432             --       1,493          --         972
                                                --------       --------    --------    --------    --------

                 Total costs and expenses ...     33,494         44,593      55,909      60,973      61,958
                                                --------       --------    --------    --------    --------

Infrequently occurring income
  items, net ................................         --             --         437          --          --
                                                --------       --------    --------    --------    --------


Operating income ............................      1,836          3,527       1,994       2,223       1,287
Other income (expense) ......................       (171)          (385)       (534)       (885)       (302)
                                                --------       --------    --------    --------    --------

Income before income tax expense ............   $  1,665       $  3,142    $  1,460    $  1,338    $    985
                                                ========       ========    ========    ========    ========

Extraordinary item ..........................   $     --       $     40    $     --    $     --    $     --
                                                ========       ========    ========    ========    ========

Net income ..................................   $  1,015       $  1,973    $    833    $    867    $    849
                                                ========       ========    ========    ========    ========

Net income per share (diluted) ..............   $   0.28       $   0.55    $   0.23    $   0.24    $   0.24
                                                ========       ========    ========    ========    ========


                                                                      FISCAL YEARS
                                                                      ------------

                                                  1997        1998        1999        2000        2001
                                                --------    --------    --------    --------    --------
                                                                 (Dollars in thousands)
BALANCE SHEET DATA:
Working capital (deficit) ...................   $ (2,023)   $ (1,047)   $ (1,484)   $ (1,920)   $ (3,154)
Total assets ................................   $ 26,508    $ 23,421    $ 31,043    $ 31,509    $ 30,067
Long-term debt, less
   current portion ..........................   $ 10,107    $  2,870    $  8,963    $  8,300    $  5,573
Total stockholders' equity ..................   $ 11,735    $ 13,559    $ 14,392    $ 14,889    $ 15,717

----------

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

FISCAL YEAR

         The Company has a 52/53 week fiscal year ending on a Sunday nearest December 31. References in this Report to fiscal 1999, 2000 and 2001 relate to the periods ended January 2, 2000, December 31, 2000 and December 30, 2001 respectively. Fiscal years 1999, 2000 and 2001 presented herein consisted of 52 weeks. Fiscal year 1998 consisted of 53 weeks.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

         REVENUES. Fiscal year 2001 revenues increased 0.01% to $63.2 million. Restaurant sales increased $17,846 to $61.9 million. Fiscal year 2001 consisted of 2,728 restaurant weeks compared to 2,849 restaurant weeks in the prior year. Fiscal year 2000 sales included three under performing restaurants that were closed at the end of that fiscal year, and one restaurant that was sold in the middle of that fiscal year. During fiscal year 2001, one restaurant was temporarily closed for six weeks due to flood damage, one new restaurant was acquired from a franchisee, and three under performing restaurants were closed on December 30, 2001. Total system same-restaurant sales were up 2.7%. Company-owned same restaurant sales were up 2.2% and franchise-owned same-restaurant sales were up 3.5%. Company-owned average weekly sales increased 4.5% in fiscal year 2001.

         Franchise fees, royalties and other increased 2.3% or $31,248 to $1.4 million. The increase was due to the increase in franchise same-restaurant sales. The increase in franchise same restaurant sales was offset by the bankruptcy of two franchisees during the second quarter of fiscal year 2001 and the loss of corresponding royalty income.

         COSTS AND EXPENSES. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, decreased as a percent of restaurant sales to 27.7% compared with 28.1% in fiscal 2000. The decrease was due, in part, to menu price increases, and due to menu design changes that removed low selling, high food cost items. Higher cheese prices offset some of this improvement.

          Labor and other related expenses decreased as a percentage of restaurant sales 70 basis points to 32.9% compared with 33.6% in fiscal 2000. The decrease was primarily due to hourly and manager labor efficiency as a result of increasing same restaurant sales. The improvement was also due to last year's closure of under performing restaurants. Worker's compensation insurance premiums increased 56.0% during fiscal year 2001, offsetting some of these improvements.

         Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased as a percentage of restaurant sales to 25.4% in fiscal year 2001 as compared with 24.3% in fiscal year 2000. The increase was primarily due to higher utility, insurance and advertising costs.

         General and administrative expenses decreased as a percentage of total sales from 8.8% of total sales in fiscal year 2000 to 8.6% in fiscal year 2001. The decrease was primarily due to a decrease in corporate staffing that was offset by higher legal expenses relating to a parking easement lawsuit that was successfully concluded and severance expenses relating to the corporate staff decreases.

         Depreciation and amortization increased by 14.0% to $2.4 million. The increase was primarily due to the addition of two new restaurants in October 2000 and June 2001, four remodels during 2000 and six remodels during 2001, as well as other fixed asset additions during fiscal year 2001. The closed restaurants mentioned above had relatively low book values of fixed assets so their closure did not significantly reduce depreciation.

         No new restaurants were opened during 2001. The franchise restaurant acquired during fiscal year 2001 was an existing, operating restaurant that required no pre-opening costs.

         During the fourth quarter of fiscal year 2001, the Company expensed $971,885 related to restaurant closure and asset impairment costs. These costs were due to the closure and sublease of three restaurants in Boise, Idaho and due to the impairment of the carrying value of previously closed restaurants that were sold or subleased just after the end of fiscal year 2001. There were no impairments recorded in fiscal year 2000.

         OTHER INCOME (EXPENSE). Interest expense decreased by $172,416 due to declining debt and declining interest rates during fiscal year 2001. Total debt as of December 30, 2001 was $6.6 million compared with $8.3 million as of December 31, 2000, a decrease of $1.7 million. The decrease was also due to a $285,779 gain primarily due to the sale of one restaurant. The restaurant, which in 1998 had been sold and leased back from Franchise Finance of America ("FFCA), was purchased back from FFCA and then sold to a third party. The restaurant was purchased with insurance proceeds after it was destroyed by fire. The gain was primarily the realization of a deferred gain from the 1998 sale-lease back transaction.

         INCOME TAX EXPENSE. The Company's effective tax rate for fiscal year 2001 was 13.8% compared with 35.0% in fiscal year 2000. The lower rate is due to the effect of higher tax credits and favorable tax treatment on the closure of the Boise, Idaho restaurants.

FISCAL 2000 COMPARED TO FISCAL 1999

         REVENUES. Fiscal 2000 revenues increased 10.0% to $63.2 million. Restaurant sales increased 10.4% to $61.8 million. La Senorita Restaurants, which was acquired on April 30, 1999, contributed $2.2 million of the $5.7 million increase in restaurant sales. One new restaurant was opened, one restaurant was reopened, and three restaurants were closed during the year. Total system same-store sales (including La Senorita) were up 2.7%. Company-owned same store sales were up 3.2% and franchise-owned same-store sales were up 2.1%. Due to new store development of higher volume Tortuga Coastal Cantina and La Senorita restaurants, company-owned average weekly sales increased 6.1%.

         Franchise fees, royalties and other decreased 7.3% or $107,000 to $1.4 million. The decrease was due to other miscellaneous revenues decreasing as the Company stopped selling certain merchandise items in the RESTAURANTS.

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

         General and administrative expenses decreased from 9.0% of total sales in fiscal year 1999 to 8.8% in fiscal year 2000. The decrease was primarily due to the absorption of general and administrative expenses over a larger revenue base. Fiscal year 1999 also included $62,000 in write-offs of site development costs.

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


         LIQUIDITY AND CAPITAL RESOURCES

         The Company met fiscal 2001 capital requirements with cash generated by operations. In fiscal 2001, the Company's operations generated approximately $3.2 million in cash, as compared with $3.5 million in fiscal 2000 and $3.6 million in fiscal 1999. As of December 30, 2001, the Company had a working capital deficit of approximately $3.2 million, compared with a working capital deficit of approximately $1.9 million at December 31, 2000. The increase in fiscal year 2001 working capital deficit is primarily due to the reclassification of $1.0 million of long-term debt to short-term debt. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

         The Company's principal capital requirements are the funding of new restaurant development or acquisitions and remodeling of older units. During fiscal 2001, capital expenditures on property, plant and equipment were approximately $1.8 million as compared to approximately $2.8 million for fiscal 2000. Capital expenditures included the remodeling of six restaurants. The Company also exchanged a franchise note receivable for an existing, operating restaurant. Additionally, the Company had cash outlays for necessary replacement of equipment and leasehold improvements in various older units. There are no new restaurants planned for fiscal year 2002. The Company does plan to modestly remodel five restaurants in fiscal year 2002. The estimated capital needed for fiscal year 2002 for general corporate purposes, including remodeling, is approximately $1.6 million.

         On June 29, 2001, the Company re-financed $7.8 million of its debt with Fleet National Bank. The new credit facility is for $10.0 million. The credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on June 29, 2006. The credit facility also includes a $5.0 million revolving line of credit that matures on June 29, 2004. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. As of December 30, 2001, the Company had $6.6 million outstanding on the credit facility and is in full compliance with all debt covenants except the maximum capital expenditures covenant, which the Company exceeded by $95,000. The Company obtained a waiver for the fourth quarter non-compliance and expects to be in compliance with the covenant in all quarters of fiscal year 2002. Over the last several years, the Company's debt was incurred to acquire Monterey's Acquisition Corp, which was acquired on July 1997, La Senorita Restaurants, which was acquired on April 30, 1999, to develop new restaurants, to remodel existing restaurants, as well as to accommodate other working capital needs. The Company anticipates that it will use excess cash flow during fiscal year 2002 to pay down debt approximately $2.0 million. The Company's Board of Directors is considering a stock repurchase program. Such a program would be established in a manner permitted under the current bank financing agreement. However, there is no assurance that any shares will actually be repurchased during fiscal year 2002.

         The Company's management believes that with its operating cash flow and the Company's revolving line of credit with Fleet National Bank, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and remodels through the end of the 2002 fiscal year. Unless the Company violates an important debt covenant, the Company's credit facility with Fleet National Bank is not subject to triggering events that would cause the credit facility to become due sooner than the maturity dates described in the previous paragraph.

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

         SEASONALITY. The Company's sales and earnings fluctuate seasonally. Historically the Company's highest sales and earnings have occurred in the second and third calendar quarters, which the Company believes is typical of the restaurant industry and consumer spending patterns in general with respect to the third quarter and is due to increased holiday traffic at the Company's mall restaurants for the fourth quarter. In addition, quarterly results have been and, in the future are likely to be, substantially affected by the timing of new restaurant openings. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any calendar quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

         IMPACT OF INFLATION & MARKET RISKS. The Company believes that inflation has impacted net income during fiscal year 2002. Substantial increases in utility expenses and insurance premiums had a marked impact on the Company's operating results to the extent such increases could not be passed along to customers. There can be no assurance that the Company will not experience the same inflationary impact in the future. If operating expenses increase, management intends to attempt to recover increased costs by increasing prices to the extent deemed advisable considering competitive conditions. The Company does not have or participate in transactions involving derivative, financial and commodity instruments.

         ACCELERATING GROWTH STRATEGY. The Company's ability to expand by adding Company-owned and franchised restaurants will depend on a number of factors, including the availability of suitable locations, the ability to hire, train and retain an adequate number of experienced management and hourly employees, the availability of acceptable lease terms and adequate financing, timely construction of restaurants, the ability to obtain various government permits and licenses and other factors, some of which are beyond the control of the Company and its franchisees. The opening of additional franchised restaurants will depend, in part, upon the ability of existing and future franchisees to obtain financing or investment capital adequate to meet their market development obligations. Based on the Company's experience in attempting to grow outside its existing markets, the Company has found there can be limited consumer acceptance and that the cost of such efforts can have a materially adverse impact on the Company's financial results.

         SMALL RESTAURANT BASE AND GEOGRAPHIC CONCENTRATION. The results achieved to date by the Company's relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a more geographically dispersed area. Because of the Company's relatively small restaurant base, an unsuccessful new restaurant could have a more significant effect on the Company's results of operations than would be the case in a company owning more restaurants. Additionally, given the Company's present geographic concentration (all Company-owned units are currently in Texas, Oklahoma and Michigan), results of operations may be adversely affected by economic or other conditions in the region and adverse publicity relating to the Company's restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

         CONTROL OF THE COMPANY BY MANAGEMENT AND DIRECTORS. Approximately 56.8% of the Common Stock and rights to acquire Common Stock of the Company are beneficially owned or held by Larry N. Forehand, David Nierenberg, Michael D. Domec and Louis P. Neeb, directors and/or executive officers of the Company.

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

         CONTRACTUAL OBLIGATIONS AND COMMITMENTS. The Company leases restaurant operating space and equipment under non-cancelable operating leases that expire at various dates through April 30, 2019. The restaurant operating space base agreements typically provide for a minimum lease rent plus common area maintenance, insurance, and real estate taxes, plus additional percentage rent based upon revenues of the restaurant (generally 2% to 7%) and may be renewed for periods ranging from five to twenty-five years.

         On June 25, 1998, the Company completed a sale-leaseback transaction involving the sale and leaseback of land, building and improvements of 13 company-owned restaurants. The properties were sold for $11.5 million and resulted in a gain of approximately $3.5 million that was deferred and is amortized over the terms of the leases, which are 15 years each. The leases are classified as operating leases in accordance with SFAS No. 13 "Accounting for Leases". The 13 leases have a total future minimum lease obligation of approximately $13,932,038.

         Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 30, 2001 are approximately:

               2002...........................................       4,007,792
               2003...........................................       3,749,068
               2004...........................................       3,402,971
               2005...........................................       3,081,155
               2006...........................................       3,053,816
               Thereafter.....................................      21,091,266
                                                                  ------------
                                                                  $ 38,386,068
                                                                  ============

         Long-term debt consists of the following at December 31, 2000 and December 30, 2001:


                                                                     FISCAL YEARS
                                                                 2000           2001
                                                             ------------   ------------
Revolving Line of Credit .................................      8,300,000      2,072,729
                                                             ------------   ------------

     Term Note ...........................................             --      4,500,000
                                                             ------------   ------------
       Long-term debt ....................................      8,300,000      6,572,729
       Less current installments due in 2002 .............             --     (1,000,000)
                                                             ------------   ------------
       Long-term debt, excluding current installments ....   $  8,300,000   $  5,572,729
                                                             ============   ============


         On June 29, 2001, the Company re-financed $7.8 million of its debt with Fleet National Bank. The new credit facility is for $10.0 million. The credit facility consists of a $5.0 million term note that requires principal payments quarterly and matures in five years from the closing date of June 29, 2001 and a $5.0 million revolving line of credit that matures in three years from the closing date of June 29, 2001. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. As of December 30, 2001, the Company had $6.6 million outstanding on the credit facility and is in full compliance with all debt covenants, except for the maximum capital expenditures covenant (the Company exceeded by 5.0%). The Company obtained a waiver for the fourth quarter non-compliance. The Company expects to be in compliance with the covenant in all quarters of fiscal year 2002.


         Maturities on long-term debt are as follows:
                  2002..........................................         1,000,000
                  2003..........................................         1,000,000
                  2004..........................................         3,072,729
                  2005..........................................         1,000,000
                  2006..........................................           500,000
                                                                        ----------
                                                                        $6,572,729
                                                                        ==========

         RELATED PARTIES. Bay Area Management, Inc., owned entirely by the brother of a Company shareholder and director, provided accounting and administrative services on a fee basis, to all of the Company-owned Casa Ole restaurants and some franchise entities. The Company paid a termination fee of $82,000 and cancelled the contract during 1999. Total amounts paid to Bay Area Management, Inc. in fiscal 1999 was $216,369.

         The Company leases its executive offices from a company owned by two shareholders of Mexican Restaurants, Inc. Net lease expense related to these facilities in fiscal 1999, 2000 and 2001 was $60,000, $89,592 and $94,416, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amounts outstanding at year-end, a 1% change in interest rates would change interest expense by approximately $66,000.


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

                 *3.1 Articles of Incorporation of the Company (as amended).

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

+/- Incorporated by reference to corresponding Exhibit 2.1 of the Company's
    (then known as Casa Ole Restaurants, Inc.) Form 8-K filed by the Company on May 14, 1999 with the Securities and Exchange Commission.
* Incorporated by reference to corresponding Exhibit number of the Company's Form 8-K filed by the Company on May 25, 1999 with the Securities and Exchange Commission.
++ Incorporated by reference to corresponding Exhibit number of the Company's (then known as Casa Ole Restaurants, Inc.) FormS-1 Registration Statement Under the Securities Act of 1933, dated April 24, 1996, filed by the Company with the Securities and Exchange Commission (Registration number 333-1678).
+   Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    There were two reports on Form 8-K during the last quarter of the period covered by this report. On October 3, 2001, the Company reported that it was continuing to evaluate interest expressed by several parties with regard to a potential acquisition of all or a part of the Company. On November 7, 2001, the Company announced that its board of directors accepted the recommendation of its financial advisors to reject as inadequate all indications of interest received by the Company.

                            MEXICAN RESTAURANTS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                  PAGE
                                                                                                  ----
Report of Independent Auditors.................................................................    F-2

Consolidated Balance Sheets as of December 31, 2000 and December 30, 2001......................    F-3

Consolidated Statements of Income for each of the years in the three fiscal-year
  period ended December 30, 2001...............................................................    F-4

Consolidated Statements of Stockholders' Equity for each of the years in
  the three fiscal-year period ended December 30, 2001.........................................    F-5

Consolidated Statements of Cash Flows for each of the years in the three
  fiscal-year period ended December 30, 2001...................................................    F-6

Notes to Consolidated Financial Statements.....................................................    F-7

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Mexican Restaurants, Inc.:


         We have audited the accompanying consolidated balance sheets of Mexican Restaurants, Inc. and subsidiaries (the Company) as of December 31, 2000 and December 30, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexican Restaurants, Inc. and subsidiaries as of December 31, 2000 and December 30, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP


Houston, Texas
March 15, 2002

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     DECEMBER 31, 2000 AND DECEMBER 30, 2001

                                                                                  FISCAL YEARS

                                                                              2000            2001
                                                                          ------------    ------------
ASSETS

Current assets:
  Cash and cash equivalents ...........................................   $    636,334    $    311,423
  Royalties receivable ................................................         66,798         113,329
  Other receivables ...................................................        611,603         554,211
  Inventory ...........................................................        718,629         654,237
  Taxes receivable ....................................................        257,080         333,038
  Prepaid expenses and other current assets ...........................        529,830         682,058
                                                                          ------------    ------------
         Total current assets .........................................      2,820,274       2,648,296
                                                                          ------------    ------------

Property, plant and equipment .........................................     25,550,871      25,500,483
  Less accumulated depreciation .......................................     (7,339,223)     (8,749,475)
                                                                          ------------    ------------
         Net property, plant and equipment ............................     18,211,648      16,751,008
Deferred tax assets ...................................................      1,167,661       1,145,360
Property held for resale ..............................................      1,100,000       1,399,672
Other assets ..........................................................      8,209,243       8,122,278
                                                                          ------------    ------------

                                                                          $ 31,508,826    $ 30,066,614
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt ................................   $         --    $  1,000,000
Accounts payable ......................................................      2,953,649       1,947,973
Accrued sales and liquor taxes ........................................        452,617         464,495
Accrued payroll and taxes .............................................      1,006,457       1,123,083
Accrued expenses ......................................................        327,390       1,266,786
                                                                          ------------    ------------

         Total current liabilities ....................................      4,740,113       5,802,337
                                                                          ------------    ------------


Long-term debt ........................................................      8,300,000       5,572,729
Other liabilities .....................................................        537,219         580,696
Deferred gain .........................................................      3,042,832       2,393,639

Stockholders' equity:
  Preferred stock, $.01 par value,
    1,000,000 shares authorized, none issued ..........................             --              --
  Capital stock, $0.01 par value, 20,000,000 shares
    authorized, 4,732,705 shares issued ...............................         47,327          47,327
  Additional paid-in capital ..........................................     20,121,076      20,121,076
  Retained earnings ...................................................      6,025,121       6,873,797
  Deferred Compensation ...............................................       (171,519)       (130,215)
  Treasury stock, cost of 1,200,400 common shares in 2000 and
    1,219,200 common shares in 2001 ...................................    (11,133,343)    (11,194,772)
                                                                          ------------    ------------
         Total stockholders' equity ...................................     14,888,662      15,717,213
                                                                          ------------    ------------

                                                                          $ 31,508,826    $ 30,066,614
                                                                          ============    ============


          See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   FOR THE FISCAL YEARS ENDED JANUARY 2, 2000,
                     DECEMBER 31, 2000 AND DECEMBER 30, 2001

                                                                             FISCAL YEARS

                                                                 1999            2000            2001
                                                             ------------    ------------    ------------
Revenues:
  Restaurant sales .......................................   $ 55,997,170    $ 61,833,623    $ 61,851,469
  Franchise fees, royalties and other ....................      1,468,596       1,393,157       1,361,909
                                                             ------------    ------------    ------------
                                                               57,465,766      63,195,532      63,244,626

Costs and expenses:
  Cost of sales ..........................................     15,773,922      17,401,417      17,107,319
  Labor ..................................................     18,785,669      20,768,127      20,327,514
  Restaurant operating expenses ..........................     12,662,395      15,028,247      15,685,679
  General and administrative .............................      5,191,043       5,547,784       5,457,232
  Depreciation and amortization ..........................      1,708,965       2,111,839       2,408,121
  Pre-opening costs ......................................        293,931         115,331             254
  Asset impairments and restaurant closure costs .........      1,493,449              --         971,885
                                                             ------------    ------------    ------------
                                                               55,909,374      60,972,745      61,958,004

Infrequently occurring income items, net .................        437,684              --              --
                                                             ------------    ------------    ------------

         Operating income ................................      1,994,076       2,222,787       1,286,622
                                                             ------------    ------------    ------------

Other income (expense):
  Interest income ........................................         21,304          18,141          51,182
  Interest expense .......................................       (491,494)       (865,355)       (692,939)
  Other, net .............................................        (63,730)        (37,383)        339,338
                                                             ------------    ------------    ------------
                                                                 (533,920)       (884,597)       (302,419)
                                                             ------------    ------------    ------------
Income before income tax expense .........................      1,460,156       1,338,190         984,203
Income tax expense .......................................        627,032         471,000         135,527
                                                             ------------    ------------    ------------

         Net income ......................................   $    833,124    $    867,190    $    848,676
                                                             ============    ============    ============

Basic income per share ...................................   $        .23    $        .24    $        .24
                                                             ============    ============    ============

Diluted income per share .................................   $        .23    $        .24    $        .24
                                                             ============    ============    ============

Weighted average number of shares (basic and diluted) ....      3,603,712       3,580,380       3,527,291
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

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           FOR THE FISCAL YEARS ENDED
                        JANUARY 3, 1999, JANUARY 2, 2000
                              AND DECEMBER 31, 2000



                                                       ADDITIONAL                                                       TOTAL
                                           CAPITAL      PAID-IN         RETAINED       TREASURY        DEFERRED      STOCKHOLDERS'
                                            STOCK       CAPITAL         EARNINGS        STOCK        COMPENSATION       EQUITY
                                          ---------   ------------    ------------   ------------    ------------    -------------
Balances at January 3, 1999               $  47,327   $ 20,537,076    $  4,324,807   $(11,350,000)             --    $  13,559,210

  Net income                                     --             --         833,124             --              --          833,124
                                          ---------   ------------    ------------   ------------    ------------    -------------

Balances at January 2, 2000               $  47,327   $ 20,537,076    $  5,157,931   $(11,350,000)             --    $  14,392,334

  Net income                                     --             --         867,190             --              --          867,190

  Issuance of Restricted Stock                   --       (416,000)             --        622,500        (206,500)              --

  Repurchase of shares                           --             --              --       (405,843)             --         (405,843)

  Amortization of Deferred Compensation          --             --              --             --          34,981           34,981
                                          ---------   ------------    ------------   ------------    ------------    -------------

Balances at December 31, 2000             $  47,327   $ 20,121,076    $  6,025,121   $(11,133,343)   $   (171,519)   $  14,888,662

  Net income                                     --             --         848,676             --              --          848,676

  Repurchase of shares                           --             --              --        (61,429)             --         (61,429)

  Amortization of Deferred Compensation          --             --              --             --          41,304          41,304
                                          ---------   ------------    ------------   ------------    ------------    -------------

Balances at December 30, 2001             $  47,327   $ 20,121,076    $  6,873,797   $(11,194,772)   $   (130,215)   $  15,717,213
                                          =========   ============    ============   ============    ============    =============



          See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE FISCAL YEARS ENDED JANUARY 2, 2000,
                    DECEMBER 31, 2000, AND DECEMBER 30, 2001

                                                                                               FISCAL YEARS

                                                                                   1999            2000            2001
                                                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................................   $    833,124    $    867,190    $    848,676
Adjustments to reconcile net income to net
       cash provided by operating activities:
    Depreciation and amortization ..........................................      1,708,965       2,111,839       2,408,121
    Deferred gain amortization .............................................       (253,234)       (243,518)       (226,437)
    Asset impairments and restaurant closure costs .........................      1,493,449              --         971,885
    Gain on sale of fixed assets ...........................................       (457,243)         19,537        (285,779)
    Deferred compensation expense ..........................................             --          34,981          41,304
    Deferred income taxes ..................................................       (452,272)        223,212          22,301
Changes in assets and liabilities, net of effects of acquisitions:
    Royalties receivable ...................................................         28,051         (24,138)        (46,531)
    Other receivables ......................................................       (168,133)       (163,135)        (99,455)
    Taxes receivable/payable ...............................................        426,845        (136,653)        (75,958)
    Inventory ..............................................................       (241,935)        (17,434)         64,392
    Prepaids and other current assets ......................................       (152,282)        (30,985)       (222,246)
    Other assets ...........................................................        (93,056)         (5,696)       (224,088)
    Accounts payable .......................................................        967,709         531,146      (1,005,676)
    Accrued expenses and other liabilities .................................       (156,303)        146,331       1,067,900
    Deferred franchise fees and other long-term liabilities ................        137,707         205,404         (38,563)
                                                                               ------------    ------------    ------------
          Total adjustments ................................................      2,788,268       2,650,891       2,351,170
                                                                               ------------    ------------    ------------
          Net cash provided by operating activities ........................      3,621,392       3,518,081       3,199,846
                                                                               ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of acquisition, net of cash acquired ..................     (4,132,945)             --              --
Purchase of property, plant and equipment ..................................     (7,297,411)     (2,840,040)     (1,844,795)
Proceeds from sale of property, plant and equipment ........................      1,996,732         283,521         108,738
                                                                               ------------    ------------    ------------
Net cash provided by (used in) investing activities ........................     (9,433,624)     (2,556,519)     (1,736,057)
                                                                               ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings under line of credit agreement ..............................      6,093,320        (663,320)     (1,727,271)
Purchase of treasury stock .................................................             --        (405,843)        (61,429)
                                                                               ------------    ------------    ------------
          Net cash provided by (used in) financing activities ..............      6,093,320      (1,069,163)     (1,788,700)
                                                                               ------------    ------------    ------------
          Increase (decrease) in cash and cash equivalents .................        281,088        (107,601)       (324,911)
Cash and cash equivalents at beginning of year .............................        462,847         743,935         636,334
                                                                               ------------    ------------    ------------

Cash and cash equivalents at end of year ...................................   $    743,935    $    636,334    $    311,423
                                                                               ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
     Interest ..............................................................   $    493,845    $    832,528    $    671,749
     Income taxes ..........................................................        807,882         388,608         280,154
Non-cash financing activities:
     Sale of property for notes receivable .................................             --              --         244,109
     Purchase of property for notes receivable .............................             --              --         207,800
     Issuance of restricted stock ..........................................             --         206,500              --

          See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            JANUARY 2, 2000, DECEMBER 31, 2000 AND DECEMBER 30, 2001


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

         On April 30, 1999, the Company purchased 100% of the outstanding stock of La Senorita Restaurants, a Mexican restaurant chain operated in the State of Michigan. The Company purchased the shares of common stock of La Senorita for $4.0 million. The transaction was funded with the Company's revolving line of credit with Bank of America. La Senorita operated five company-owned restaurants, and has three franchise restaurants. One of the franchise restaurants is owned by a partnership in which the parent company has a 17.5% limited interest.

         (b) Principles of Consolidation

         The consolidated financial statements include the accounts of Mexican Restaurants, Inc. and its wholly owned subsidiaries, after elimination of all significant inter-company transactions. The Company owns and operates various Mexican restaurant concepts principally in Texas, Oklahoma, Michigan and Idaho. The three Idaho restaurants were closed on December 30, 2001. The Company also franchises the Casa Ole concept principally in Texas and Louisiana and the La Senorita concept principally in the State of Michigan.

         (c) Fiscal Year

         The Company maintains its accounting records on a 52/53 week fiscal year ending on the Sunday nearest December 31. Fiscal years 1999, 2000 and 2001 consisted of 52 weeks.

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

             Buildings and improvements...............................   20-40 years
             Vehicles.................................................       5 years
             Equipment................................................    3-15 years
             Leasehold improvements...................................    3-20 years

         Significant expenditures that add materially to the utility or useful lives of property, plant and equipment are capitalized. All other maintenance and repair costs are charged to current operations. The cost and related accumulated depreciation of assets replaced, retired or otherwise disposed of are eliminated from the property accounts and any gain or loss is reflected as other income and expense. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of the asset. In the fourth quarter of fiscal year 2001, the Company recorded asset impairment and restaurant closure costs of $971,885. These costs related to the closure of three restaurants located in Boise, Idaho and to the impairment of the carrying value of previously closed restaurants due to their sale or sublease. There was an impairment cost of $1,493,449 in fiscal year 1999 and no such impairment cost in fiscal year 2000. Property held for resale is separately aggregated in the consolidated balance sheet and is recorded at the estimated fair market value ($1,100,000 and $1,399,672 or fiscal years 2000 and 2001, repectively). Fiscal year 2001 also included a gain on sale of $285,779 primarily due to a restaurant sold. Fiscal year 1999 also included a gain on sale of $519,685 on a restaurant sold.

         (h) Other Assets

         At December 30, 2001, other assets included $7.6 million of goodwill, net of amortization primarily resulting from the MAC and La Senorita acquisitions. Goodwill is being amortized over 40 years for MAC and 15 years for La Senorita. Accumulated amortization was $1,216,757 and $874,000 for fiscal years 2001 and 2000, respectively. The Company assesses the recoverability of intangible assets by determining whether amortization of the asset balance over its remaining life can be recovered through undiscounted operating cash flows of the acquired operation. The Company believes that no impairment of goodwill exists.

         In July 2001, the FASB issued Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets," (SFAS 142) which will be effective for our Company as of the beginning of fiscal 2002. SFAS 142 requires goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. Our management estimates the adoption of SFAS 142 will result in the elimination of annual amortization expense related to goodwill in the amount of approximately $329,468. Our management has begun the preliminary process of evaluating goodwill as required by SFAS 142. Although preliminary indications are that no impairment of goodwill exists, further evaluation will be conducted over the next two quarters of fiscal year 2002. Therefore, management's preliminary evaluation that no impairment of goodwill exists is subject to change.

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

         (m) Reclassification

         Certain reclassifications have been made to the 1999 amounts to conform to the 2000 and 2001 presentations.

         (n) Recent Accounting Pronouncements

         In July 2001, the FASB issued Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets," (SFAS 142) which will be effective for our Company as of the beginning of fiscal 2002. SFAS 142 requires goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. Our management estimates the adoption of SFAS 142 will result in the elimination of annual amortization expense related to goodwill in the amount of approximately $329,468. Our management has begun the preliminary process of evaluating goodwill as required by SFAS 142. Although preliminary indications are that no impairment of goodwill exists, further evaluation will be conducted over the next two quarters of fiscal year 2002. Therefore, management's preliminary evaluation that no impairment of goodwill exists is subject to change.

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


(2) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 2000 and December 30, 2001 were as follows:

                                                                          FISCAL YEARS
                                                                     2000                 2001
                                                                 ------------        ------------
                  Land.........................................  $    637,412        $    129,591
                  Buildings and improvements...................     1,250,124           1,159,115
                  Vehicles.....................................        36,880              54,989
                  Equipment and smallwares.....................    14,046,786          13,752,123
                  Leasehold improvements.......................     9,480,865          10,404,665
                  Construction in progress.....................        98,804                  --
                                                                 ------------        ------------
                           Total...............................  $ 25,550,871        $ 25,500,483
                                                                 ============        ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(3) LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 2000 and December 30, 2001:


                                                                   FISCAL YEARS
                                                               2000           2001
                                                            -----------   -----------
Revolving Line of Credit ................................     8,300,000     2,072,729

     Term Note ..........................................            --     4,500,000
                                                            -----------   -----------
       Long-term debt ...................................     8,300,000     6,572,729
       Less current installments due in 2002 ............            --    (1,000,000)
                                                            -----------   -----------
       Long-term debt, excluding current installments ...   $ 8,300,000   $ 5,572,729
                                                            ===========   ===========


         On June 29, 2001, the Company re-financed $7.8 million of its debt with Fleet National Bank. The new credit facility is for $10.0 million. The credit facility consists of a $5.0 million term note that requires principal payments quarterly and matures in five years from the closing date of June 29, 2001 and a $5.0 million revolving line of credit that matures in three years from the closing date of June 29, 2001. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. As of December 30, 2001, the Company had $6.6 million outstanding on the credit facility and is in full compliance with all debt covenants, except for the maximum capital expenditures covenant (the Company exceeded by 5.0%). The Company obtained a waiver for the fourth quarter non-compliance. The Company expects to be in compliance with the covenant in all quarters of fiscal year 2002.


         Maturities on long-term debt are as follows:
                  2002.......................................    1,000,000
                  2003.......................................    1,000,000
                  2004.......................................    3,072,729
                  2005.......................................    1,000,000
                  2006.......................................      500,000
                                                               -----------
                                                               $ 6,572,729
                                                               ===========

(4) INCOME TAXES

         The provision for income tax expense (benefit) is summarized as follows for fiscal years 1999, 2000 and 2001:

                                        1999            2000           2001
                                    ------------    ------------   ------------
Current:
   Federal ......................   $  1,004,217    $    220,388   $    117,925
   State and local ..............         75,087          27,400         (4,699)
Deferred ........................       (452,272)        223,212         22,301
                                    ------------    ------------   ------------
                                    $    627,032    $    471,000   $    135,527
                                    ============    ============   ============

         The actual income tax expense differs from expected income tax expense calculated by applying the U.S. federal corporate tax rate to income before income tax expense as follows:

                                                               1999         2000         2001
                                                            ----------   ----------   ----------
            Expected tax expense.........................   $  496,453   $  454,984   $  334,629
            State tax expense, net.......................       49,557       48,180       28,213
            Non-deductible amortization..................       38,181       83,497       30,609
            Tax credits..................................      (28,992)    (129,690)    (215,656)
            Other........................................       71,833       14,029      (42,268)
                                                            ----------   ----------   ----------
                                                            $  627,032   $  471,000   $  135,527
                                                            ==========   ==========   ==========

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2000 and December 30, 2001 are as follows:

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


                                                             DECEMBER 31,     DECEMBER 30,
                                                                 2000            2001
                                                             ------------     ------------
         Deferred tax assets:
            Sale-leaseback.................................  $  1,124,935     $    835,474
            Tax credit carryforwards and AMT credit........       152,293          519,780
            Asset impairments..............................       646,990          327,042
            Accrued expenses...............................        25,884          173,441
            Other..........................................        41,754           34,710
                                                             ------------     ------------
                                                             $  1,991,856     $  1,890,447
                                                             ------------     ------------
         Deferred tax liabilities:.........................
         Depreciation differences..........................  $   (824,195)    $   (745,087)
                                                             ------------     ------------

         Net deferred taxes................................  $  1,167,661     $  1,145,360
                                                             ============     ============

         At December 31, 2000 and December 30, 2001, the Company determined that it was more likely than not that the deferred tax assets would be realized based on current projections of taxable income.

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

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         (d) Warrants

         In conjunction with the initial public offering, the Company entered into warrant agreements with Louis P. Neeb and Tex-Mex, a limited liability company in which a member of the Board of Directors prior to February 14, 2000 is a principal, pursuant to which Mr. Neeb and Tex-Mex acquired warrants to purchase shares of Common Stock at the initial public offering ($11.00 per share) price less the amount paid for the warrant ($.10 per share) for an aggregate amount of Common Stock equal to ten percent (10%) of the shares of Common Stock of the Company outstanding upon consummation of the initial public offering, such shares to be allocated 5%, or 179,885 shares, to Mr. Neeb and 5%, or 179,885 shares, to Tex-Mex. The Company's warrants to Mr. Neeb became exercisable on the second anniversary of the initial public offering, and the Company's warrants to Tex-Mex became exercisable on the first anniversary of the initial public offering.

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

         (e) Stock Transactions

         During 1999 and 2000 the Company authorized the granting of 64,000 shares of restricted stock to key executives. The awards were valued at an average of $3.50 per share and will vest in 20% increments over a five year period from the date of the grant. Compensation expense of $34,981 and $41,304 was recognized in fiscal years 2000 and 2001, respectively.

         During fiscal year 2001, the Company repurchased 18,800 shares from two former employees for $61,429. During fiscal year 2000, the Company repurchased 120,000 shares of common stock for $375,000 in a private transaction, and repurchased 9,400 shares from a former executive and current franchise holder for $30,843.

         (f) Option and Warrant Summary

                                                                   Weighted Average
                                                       Shares       Exercise Price
                                                     ----------    ----------------
         Balance at January 3, 1999................     864,270       $     9.28
             Granted...............................     122,500       $     4.18
             Exercised.............................          --               --
             Canceled..............................     (80,675)      $     7.96
                                                     ----------       ----------

         Balance at January 2, 2000................     906,095       $     8.71
             Granted...............................      82,800       $     3.23
             Exercised.............................          --               --
             Canceled..............................     (84,950)      $     7.96
                                                     ----------       ----------
                                                        903,945       $     8.29
         Balance at December 30, 2001..............
             Granted...............................     252,025       $     2.79
             Exercised.............................          --
             Canceled..............................    (115,000)      $     5.97
                                                     ----------       ----------
                                                      1,040,970       $     7.06

         The options (681,200) and warrants (359,770) outstanding at December 30, 2001 had exercise prices ranging between $1.75 to $11.00, of which 184,500 of the options had exercise prices ranging from $8.63 to $11.00, and 359,770 of the warrants had a exercise price of $10.90. As of December 30, 2001, 671,483 options and warrants were exercisable at an average price of $9.07.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(g) SFAS No. 123.  "Accounting for Stock-Based Compensation"

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost has been recognized for stock options or warrants. Had compensation cost for the Company's outstanding stock options and warrants been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for fiscal years 1999, 2000 and 2001:

                                                                                   1999         2000       2001
                                                                                 --------     --------   --------
         Net income - as reported............................................    $833,124     $867,190   $848,676
         Pro forma net income - pro forma for SFAS No. 123...................     670,960      756,549    786,884
         Net income per share - as reported..................................        0.23         0.24       0.24
         Pro forma net income per share - pro forma for SFAS No. 123.........        0.19         0.21       0.22

         The weighted average fair value of the options and warrants granted during 1999, 2000 and 2001 is estimated at $2.16, $2.29 and $1.40 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 52% for 1999, 85% for 2000 and 54% for 2001, risk-free interest rate of 5.8% for 1999, 6.2% for 2000 and 4.6% for 2001, an expected life of 5 years for options and 4 years for warrants and 0% dividend yield.

         (h) Income Per Share

         Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. For fiscal years 1999, 2000 and 2001, the effect of dilutive stock options increase the weighted average shares outstanding by approximately 6,007, 1,054 and 6,607 shares respectively, which does not affect the determination of diluted income per share. Approximately 860,000, 899,000 and 835,570 options and warrants were considered antidilutive for 1999, 2000 and 2001 respectively.

(6) LEASES

         The Company leases restaurant operating space and equipment under non-cancelable operating leases which expire at various dates through April 30, 2019.

         The restaurant operating space base agreements typically provide for a minimum lease rent plus common area maintenance, insurance, and real estate taxes, plus additional percentage rent based upon revenues of the restaurant (generally 2% to 7%) and may be renewed for periods ranging from five to twenty-five years.

         On June 25, 1998, the Company completed a sale-leaseback transaction involving the sale and leaseback of land, building and improvements of 13 company-owned restaurants. The properties were sold for $11.5 million and resulted in a gain of approximately $3.5 million that was deferred and is amortized over the terms of the leases, which are 15 years each. The leases are classified as operating leases in accordance with SFAS No. 13 "Accounting for Leases". The 13 leases have a total future minimum lease obligation of approximately $13,932,038.

         Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 30, 2001 are approximately:


                  2002.....................................       4,007,792
                  2003.....................................       3,749,068
                  2004.....................................       3,402,971
                  2005.....................................       3,081,155
                  2006.....................................       3,053,816
                  Thereafter...............................      21,091,266
                                                               ------------
                                                               $ 38,386,068
                                                               ============

         Rent expense for restaurant operating space and equipment amounted to approximately $3,933,000, $4,385,000 and $4,848,538 for the fiscal years 1999,
2000 and 2001, respectively.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(7) 401(k) PLAN

         Beginning in fiscal year 1998, the Company established a defined contribution 401(k) plan that covers substantially all full-time employees meeting certain age and service requirements. Participating employees may elect to defer a percentage of their qualifying compensation as voluntary employee contributions. The Company may contribute additional amounts at the discretion of management. The Company did not make any contributions to the plan in 1999. The company contributed $21,000 and $14,559 in 2000 and 2001, respectively.

(8) RELATED PARTY TRANSACTIONS

         Bay Area Management, Inc., owned entirely by the brother of a Company shareholder and director, provided accounting and administrative services on a fee basis, to all of the Company-owned Casa Ole restaurants and some franchise entities. The Company paid a termination fee of $82,000 and cancelled the contract during 1999. Total amounts paid to Bay Area Management, Inc. in fiscal 1999 was $216,369.

         The Company leases its executive offices from a company owned by two shareholders of Mexican Restaurants, Inc. Net lease expense related to these facilities in fiscal 1999, 2000 and 2001 was $60,000, $89,592 and $94,416, respectively.

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

(10) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The unaudited quarterly results for the fiscal year ended December 30, 2001 were as follows (in thousands, except per share data):

                                                    FISCAL YEAR 2001 QUARTER ENDED
                                                DECEMBER 30     SEPTEMBER 30      JULY 1       APRIL 1
                                                -----------     ------------      ------       -------
 Revenues....................................       $15,053           16,528      15,885        15,778
 Operating income (loss).....................         $(643)            $608        $559          $763
 Net income (loss)...........................         $(285)            $367        $382          $385
 Earnings (loss) per common share............        $(0.08)           $0.10       $0.11         $0.11
 Earnings (loss) per common share-diluted ...        $(0.08)           $0.10       $0.11         $0.11



                                                      FISCAL YEAR 2000 QUARTER ENDED
                                                DECEMBER 31       OCTOBER 1        JULY 2        APRIL 2
                                                -----------       ---------       --------       -------
 Revenues....................................       $15,105         $16,128       $ 16,070       $15,893
 Operating income (loss).....................          $(38)           $699           $772          $790
 Net income (loss)...........................         $(219)           $313           $390          $383
 Earnings (loss) per common share............        $(0.07)          $0.09          $0.11         $0.11
 Earnings (loss) per common share-diluted ...        $(0.07)          $0.09          $0.11         $0.11

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

        SIGNATURE                                     TITLE                                             DATE
        ---------                                     -----                                             ----
/s/ Louis P. Neeb                           Chairman of the Board of
---------------------------                 Directors                                              March 22, 2002
Louis P. Neeb


/s/ Larry N. Forehand                       Founder and Vice Chairman of the
---------------------------                 Board of Directors                                     March 22, 2002
Larry N. Forehand


/s/ Curt Glowacki                           President and
---------------------------                 Chief Executive Officer                                March 22, 2002
Curt Glowacki                               (Principal Executive Officer)

/s/ Andrew J. Dennard                       Vice President and
---------------------------                 Chief Financial Officer
Andrew J. Dennard                           (Principal Financial and Accounting Officer)           March 22, 2002


/s/ David Nierenberg                        Director                                               March 22, 2002
---------------------------
David Nierenberg


/s/ Michael D. Domec                        Director                                               March 22, 2002
---------------------------
Michael D. Domec


/s/ J. J. Fitzsimmons                       Director                                               March 22, 2002
---------------------------
J. J. Fitzsimmons


/s/ Richard E. Rivera                       Director                                               March 22, 2002
---------------------------
Richard E. Rivera


/s/ J. Stuart Sargent                       Director                                               March 22, 2002
---------------------------
J. Stuart Sargent

                               INDEX TO EXHIBITS


             EXHIBIT
             NUMBER        DESCRIPTION
             --------      -----------
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

                 *3.1 Articles of Incorporation of the Company (as amended).

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

+/- Incorporated by reference to corresponding Exhibit 2.1 of the Company's
    (then known as Casa Ole Restaurants, Inc.) Form 8-K filed by the Company on May 14, 1999 with the Securities and Exchange Commission.
* Incorporated by reference to corresponding Exhibit number of the Company's Form 8-K filed by the Company on May 25, 1999 with the Securities and Exchange Commission.
++ Incorporated by reference to corresponding Exhibit number of the Company's (then known as Casa Ole Restaurants, Inc.) FormS-1 Registration Statement Under the Securities Act of 1933, dated April 24, 1996, filed by the Company with the Securities and Exchange Commission (Registration number 333-1678).
+   Management contract or compensatory plan or arrangement.