Form 10-Q
period 2002-03-31
MEXICAN RESTAURANTS INC
filed 2002-05-03
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended MARCH 31, 2002

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

                               Yes  [X]   No [ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of April 22, 2002: 3,504,105 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                         (UNAUDITED)       (AUDITED)
ASSETS                                                                                    3/31/2002        12/30/2001
                                                                                        -------------    -------------
Current assets:
        Cash and cash equivalents                                                       $     304,486    $     311,423
        Royalties receivable                                                                  113,505          113,329
        Other receivables                                                                     695,043          554,211
        Inventory                                                                             610,226          654,237
        Taxes receivable                                                                      310,016          333,038
        Prepaid expenses and other current assets                                           1,014,409          682,058
                                                                                        -------------    -------------
               Total current assets                                                         3,047,685        2,648,296
                                                                                        -------------    -------------

Property, plant and equipment                                                              25,845,820       25,500,483
        Less accumulated depreciation                                                      (9,232,564)      (8,749,475)
                                                                                        -------------    -------------
               Net property, plant and equipment                                           16,613,256       16,751,008
Deferred tax assets                                                                           911,144        1,145,360
Property held for resale                                                                      968,487        1,399,672
Other assets                                                                                8,519,765        8,122,278
                                                                                        -------------    -------------
                                                                                        $  30,060,337    $  30,066,614
                                                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current installments of long-term debt                                          $   1,000,000    $   1,000,000
        Accounts payable                                                                    2,539,674        1,947,973
        Accrued sales and liquor taxes                                                        487,617          464,495
        Accrued payroll and taxes                                                             745,463        1,123,083
        Accrued expenses                                                                      666,930        1,266,786
                                                                                        -------------    -------------
               Total current liabilities                                                    5,439,684        5,802,337
                                                                                        -------------    -------------

Long-term debt, net of current portion                                                      5,272,729        5,572,729
Other liabilities                                                                             810,042          580,696
Deferred gain                                                                               2,341,604        2,393,639

Stockholders' equity:
        Preferred stock, $.01 par value, 1,000,000 shares
             authorized                                                                            --               --
        Capital stock, $0.01 par value, 20,000,000 shares
             authorized, 4,732,705 shares issued                                               47,327           47,327
        Additional paid-in capital                                                         20,121,076       20,121,076
        Retained earnings                                                                   7,371,677        6,873,797
        Deferred compensation                                                                (119,889)        (130,215)
        Treasury stock, cost of 1,181,600 and 1,200,400 shares, respectively              (11,223,913)     (11,194,772)
                                                                                        -------------    -------------
               Total stockholders' equity                                                  16,196,278       15,717,213
                                                                                        -------------    -------------
                                                                                        $  30,060,337    $  30,066,614
                                                                                        =============    =============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                           13-WEEK           13-WEEK
                                                                         PERIOD ENDED      PERIOD ENDED
                                                                           03/31/02         04/01/01
                                                                         -------------    -------------
Revenues:
      Restaurant sales                                                   $  14,984,897    $  15,451,021
      Franchise fees and royalties                                             314,931          306,491
      Other                                                                      6,426           20,489
                                                                         -------------    -------------
                                                                            15,306,254       15,778,001
                                                                         -------------    -------------
Costs and expenses:
      Cost of sales                                                          4,046,195        4,249,537
      Labor                                                                  4,881,552        5,111,579
      Restaurant operating expenses                                          3,657,718        3,784,719
      General and administrative                                             1,347,757        1,295,250
      Depreciation and amortization                                            542,417          573,593
      Pre-opening costs                                                             --              254
                                                                         -------------    -------------
                                                                            14,475,639       15,014,932
                                                                         -------------    -------------
           Operating income                                                    830,615          763,069
                                                                         -------------    -------------

Other income (expense):
      Interest income                                                            9,842           10,674
      Interest expense                                                        (119,324)        (191,752)
      Other, net                                                                21,971            9,768
                                                                         -------------    -------------
                                                                               (87,511)        (171,310)
                                                                         -------------    -------------

      Income before income tax expense                                         743,104          591,759
Income tax expense                                                             245,224          207,116
                                                                         -------------    -------------

           Net income                                                    $     497,880    $     384,643
                                                                         =============    =============

Basic and diluted  income per share                                      $        0.14    $        0.11
                                                                         =============    =============

Weighted average number of shares (basic and diluted)                        3,556,285        3,530,718
                                                                         =============    =============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            13-WEEK PERIODS ENDED
                                                                                          3/31/2002        4/1/2001
                                                                                        -------------    -------------
Cash flows from operating activities:
     Net income                                                                         $     497,880    $     384,643
     Adjustments to reconcile net income to net cash
        provided by operating activities:
                  Deferred compensation                                                        10,326           10,326
                  Depreciation and amortization                                               542,417          573,593
                  Deferred gain amortization                                                  (52,035)         (60,857)
                  Deferred taxes                                                              234,216           59,205
                  Loss (gain) on sale of property, plant & equipment                               --            1,368
     Changes in assets and liabilities:
                  Royalties receivable                                                           (176)          (2,544)
                  Other receivables                                                          (118,248)         (61,915)
                  Income tax receivable/payable                                                23,022          166,797
                  Inventory                                                                    44,011          127,410
                  Prepaid and other current assets                                           (326,528)        (182,010)
                  Other assets                                                                (50,984)          (9,886)
                  Accounts payable                                                            591,701         (667,731)
                  Accrued expenses and other liabilites                                      (997,318)         814,362
                  Other liabilities                                                           230,266           49,150
                                                                                        -------------    -------------
                            Total adjustments                                                 130,670          817,268
                                                                                        -------------    -------------
                            Net cash provided by operating activities                         628,550        1,201,911
                                                                                        -------------    -------------

Cash flows from investing activities:
                   Purchase of property, plant and equipment                                 (386,299)        (492,640)
                   Proceeds from sale of property, plant and equipment                         78,000               --
                   Payment received on note for sale of property                                1,953               --
                                                                                        -------------    -------------
                                   Net cash used in investing activities                     (306,346)        (492,640)
                                                                                        -------------    -------------

Cash flows from financing activities:
                   Net borrowings (payments) under line of credit                            (300,000)        (200,000)
                   Purchase of treasury stock                                                 (29,141)         (29,375)
                                                                                        -------------    -------------
                                   Net cash used in financing activities                     (329,141)        (229,375)
                                                                                        -------------    -------------

                   Increase (decrease) in cash and cash equivalents                            (6,937)         479,896
                                                                                        -------------    -------------
Cash and cash equivalents at beginning of period                                              311,423          636,334
                                                                                        -------------    -------------
Cash and cash equivalents at end of period                                              $     304,486    $   1,116,230
                                                                                        =============    =============

Supplemental disclosure of cash flow information: Cash paid during the period:
                 Interest                                                               $      85,213    $      93,161
                 Income Taxes                                                           $          --    $       7,375
        Non-cash investing and financing activity:
                 Sale of property for note receivable                                   $     398,047    $     244,109

             MEXICAN RESTAURANTS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

                  In the opinion of Mexican Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of March 31, 2002, and the consolidated statements of income and cash flows for the 13-week periods ended March 31, 2002 and April 1, 2001. The consolidated statements of income for the 13-week period ended March 31, 2002 is not necessarily indicative of the results to be expected for the full year.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  In July 2001, the FASB issued Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) which became effective for the Company at the beginning of fiscal 2002. SFAS 142 requires goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. The adoption of SFAS 142 resulted in the elimination of annual amortization expense related to goodwill in the amount of approximately $329,468. If SFAS had been adopted the first quarter one year ago, adjusted net income would have been $438,182 or $0.12 per share. Our management has begun the process of evaluating goodwill as required by SFAS 142. Although preliminary indications are that no impairment of goodwill exists, further evaluation will be conducted over the balance of the second quarter of fiscal year 2002.

                  In August, 2001, the FASB issued Statement on Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) which became effective for the Company at the beginning of fiscal 2002. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. There has been no impact on our financial position or results of operations due to the adoption of SFAS 144.

2.       ACCOUNTING POLICIES

                  During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report and Form 10-K (file number 0-28234). Reference should be made to such financial statements for information on such accounting policies and further financial details.

3.       NET INCOME (LOSS) PER COMMON SHARE

                  Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. As of March 31, 2002 and April 1, 2001, the Company had 1,066,770 and 949,570 options and warrants outstanding, respectively. Such stock options and warrants have the effect of increasing basic weighted average shares outstanding by 51,457 and 4,611 for the 13-weeks ended March 31, 2002 and April 1, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

                  This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: change in growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating habits; national, regional or local economic and real estate conditions; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; inflation; increased food, labor and benefit costs; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company. The use of words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's Annual Report and Form 10-K for the fiscal year ended December 30, 2001, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

                  Revenues. The Company's revenues for the first quarter of fiscal 2002 were down $471,747 or 3.0% to $15.3 million compared with the same quarter one year ago. Restaurant sales for the first quarter of fiscal 2002 were down $466,124 to $15.0 million compared with the same quarter in fiscal 2001. The decline was primarily due to the December 30, 2001 closure of three under-performing restaurants in Boise, Idaho. In the fiscal quarter ended April 1, 2001, the three restaurants located in Boise, Idaho accounted for $430,216 in restaurant sales. After the end of the first quarter of fiscal year 2001, in addition to the three restaurants that were closed, one restaurant was acquired from a franchisee. Total system sales at restaurants operating in both fiscal quarters ("same-stores") increased 1.4%. Company-owned same-store sales for the quarter decreased 1.4%. The decrease was due to the timing of Easter weekend, which typically features soft sales, and bad weather in our northern restaurants. Easter occurred in the second quarter one year ago but fell in the first quarter in fiscal 2002. Franchise-owned same-store sales for the quarter increased 5.0%.

                  Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also including paper and supplies, decreased as a percentage of restaurant sales in the first quarter of fiscal 2002 to 27.0% as compared with 27.5% in the same quarter in fiscal 2001. The improvement was due in part to the closure of under-performing restaurants and also due to improved buying efficiencies.

                  Labor and other related expenses decreased as a percentage of restaurant sales to 32.6% in the first quarter of fiscal 2002 as compared with 33.1% in the same quarter in fiscal 2001. The improvement was partly due to the closure of under-performing restaurants. The improvement was also due to labor efficiencies gained through increased same-store sales at Casa Ole and La Senorita.

                  Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes and advertising, decreased as a percentage of restaurant sales to 24.4% in the first quarter of fiscal 2002 as compared with 24.5% in the same quarter in fiscal 2001. The improvement was due to lower utility and rent expenses, offset by higher advertising expenses.

                  General and administrative expenses increased as a percentage of total sales to 8.8% in the first quarter of fiscal 2002 as compared with 8.2% in the same quarter in fiscal year 2001. The increase was due, in part, to a lower revenue base as the Company closed under-performing restaurants. The increase was also due to higher bonus and legal and professional expenses.

                  Depreciation and amortization expense decreased as a percentage of total sales to 3.5% in the first quarter of fiscal 2002 compared with 3.6% the same quarter in fiscal 2001. The decrease was due to the adoption of SFAS 142, "Goodwill and Other Intangible Assets," which requires goodwill and other intangible assets with indefinite lives no longer be amortized. During the first quarter of fiscal year 2001, amortization expense was $82,367.

                  The Company did not open any new restaurants in the first quarter of 2002; consequently, there were no pre-opening costs.

                  Other Income (Expense). For the first quarter of fiscal 2002, interest expense decreased by $72,428 compared with the first quarter in fiscal 2001. The decrease was due to a decline in debt outstanding and a decline in interest rates. Total debt as of March 31, 2002 was $6.3 million compared with $8.1 million as of April 1, 2001.

                  Income Tax Expense. For the first quarter of fiscal 2002, the Company's effective tax rate was 33.0% as compared with 35.0% in the same quarter in fiscal 2001. The decrease was due to the utilization of tax credit carryforwards and the reversal of timing differences associated with restaurant closures in fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company met its first quarter of fiscal 2002 capital requirements with cash generated by operations. As of March 31, 2002, the Company's operations generated approximately $628,550 in cash, as compared with $1,201,911 in the first quarter one year ago. Cash flow generated from operations in the first quarter one year ago was unusually high due to an insurance settlement from a restaurant destroyed by fire. As of March 31, 2002, the Company had a working capital deficit of approximately $2.4 million. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                  The Company's principal capital requirements are the funding of new restaurant developments or acquisitions and remodeling of older units. During the first quarter of fiscal 2002, capital expenditures on property, plant and equipment were approximately $386,299 as compared to $492,640 for the first quarter of fiscal 2001. Capital expenditures included the remodeling of two restaurants. The Company also sold a previously closed restaurant for $78,000 in cash and a note for $400,000, for a total of $478,000. Additionally, the Company had cash outlays for necessary replacement of equipment and leasehold improvements in various older units. There are no new restaurants planned for fiscal year 2002. The Company does plan to modestly remodel three more restaurants during the balance of fiscal year 2002. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $1.2 million.

                  On June 29, 2001, the Company re-financed $7.8 million of its debt with Fleet National Bank. The new credit facility is for $10.0 million. The credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on June 29, 2006. The credit facility also includes a $5.0 million revolving line of credit that matures on June 29, 2004. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. As of March 31, 2002, the Company had $6.3 million outstanding on the credit facility and is in full compliance with all debt covenants. Over the last several years, the Company's debt was incurred to acquire Monterey's Acquisition Corp, which was acquired in July 1997, La Senorita Restaurants, which was acquired in April 30, 1999, to develop new restaurants, to remodel existing restaurants, as well as to accommodate other working capital needs. The Company paid down debt $300,000 during the first quarter of fiscal 2002, and presently anticipates that it will use excess cash flow during the remainder of fiscal 2002 to pay down debt approximately $1.7 million more (for a total of $2.0 million for fiscal year 2002).

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

                  At its April meeting, the Company's Board of Directors authorized management to implement a limited stock repurchase program in a manner permitted under its bank financing agreement. Initially, the Company may purchase from time to time up to a total of $350,000 of its outstanding common stock. Any shares acquired would be held for general corporate purposes, especially to offset the dilution effect on shareholders from the exercise of stock options.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amount outstanding at March 31, 2002, a 1% change in interest rates would change interest expense by $15,750.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  Exhibit
                  Number            Document Description
                  ------            --------------------
                  99.1              Press release dated April 29, 2002,
                                    announced the Board of Directors
                                    authorization of a limited stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MEXICAN RESTAURANTS, INC.

Dated:  May 3, 2002                                By:  /s/ Curt Glowacki
Curt Glowacki                                         -------------------------
Chief Executive Officer
(Principal Executive Officer)


Dated: May 3, 2002                                 By:  /s/ Andrew J. Dennard
Andrew J. Dennard                                     -------------------------
Senior Vice President,
Chief Financial Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

                                 EXHIBIT INDEX



Exhibit
Number            Document Description
-------           --------------------
99.1              Press release dated April 29, 2002, announced the Board of
                  Directors authorization of a limited stock repurchase program.