Form 10-Q
period 2002-06-30
MEXICAN RESTAURANTS INC
filed 2002-08-02
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended JUNE 30, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________


                         Commission file number: 0-28234

                            MEXICAN RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

              TEXAS
  (State or other jurisdiction of                     76-0493269
  incorporation or organization)           (IRS Employer Identification Number)


   1135 EDGEBROOK, HOUSTON, TEXAS                     77034-1899
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

Number of shares outstanding of each of the issuer's classes of common stock, as of July 22, 2002: 3,425,605 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 (UNAUDITED)       (AUDITED)
ASSETS                                                                            6/30/2002        12/30/2001
                                                                                ------------      ------------
Current assets:
       Cash and cash equivalents                                                $    319,427      $    311,423
       Royalties receivable                                                          128,856           113,329
       Other receivables                                                             567,070           554,211
       Inventory                                                                     591,425           654,237
       Taxes receivable                                                              192,174           333,038
       Prepaid expenses and other current assets                                     623,432           682,058
                                                                                ------------      ------------
            Total current assets                                                   2,422,384         2,648,296
                                                                                ------------      ------------
Property, plant and equipment                                                     26,363,001        25,500,483
       Less accumulated depreciation                                              (9,758,836)       (8,749,475)
                                                                                ------------      ------------
            Net property, plant and equipment                                     16,604,165        16,751,008
Deferred tax assets                                                                  906,855         1,145,360
Property held for resale                                                             958,487         1,399,672
Other assets                                                                       8,460,236         8,122,278
                                                                                ------------      ------------
                                                                                $ 29,352,127      $ 30,066,614
                                                                                ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current installments of long-term debt                                   $  1,000,000      $  1,000,000
       Accounts payable                                                            1,930,163         1,947,973
       Accrued sales and liquor taxes                                                483,704           464,495
       Accrued payroll and taxes                                                     928,724         1,123,083
       Accrued expenses                                                              818,316         1,266,786
                                                                                ------------      ------------
            Total current liabilities                                              5,160,907         5,802,337
                                                                                ------------      ------------
Long-term debt, net of current portion                                             4,622,729         5,572,729
Other liabilities                                                                    816,053           580,696
Deferred gain                                                                      2,289,569         2,393,639

Stockholders' equity:
       Preferred stock, $.01 par value, 1,000,000 shares
            authorized                                                                  --                --
       Capital stock, $0.01 par value, 20,000,000 shares
            authorized, 4,732,705 shares issued                                       47,327            47,327
       Additional paid-in capital                                                 20,121,076        20,121,076
       Retained earnings                                                           7,965,672         6,873,797
       Deferred compensation                                                        (109,563)         (130,215)
       Treasury stock, cost of 1,181,600 and 1,191,000 shares, respectively      (11,561,643)      (11,194,772)
                                                                                ------------      ------------
            Total stockholders' equity                                            16,462,869        15,717,213
                                                                                ------------      ------------
                                                                                $ 29,352,127      $ 30,066,614
                                                                                ============      ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  13-WEEK           13-WEEK           26-WEEK           26-WEEK
                                                PERIOD ENDED      PERIOD ENDED      PERIOD ENDED      PERIOD ENDED
                                                  06/30/02          07/01/01          06/30/02          07/01/00
                                                ------------      ------------      ------------      ------------
Revenues:
     Restaurant sales                           $ 15,252,133      $ 15,520,414      $ 30,237,031      $ 30,971,435
     Franchise fees and royalties                    307,913           299,995           622,843           606,486
     Other                                            11,233            64,993            17,658            85,482
                                                ------------      ------------      ------------      ------------
                                                  15,571,279        15,885,402        30,877,532        31,663,403
                                                ------------      ------------      ------------      ------------
Costs and expenses:
     Cost of sales                                 4,198,866         4,300,098         8,245,060         8,549,635
     Labor                                         5,000,758         5,104,894         9,882,310        10,216,473
     Restaurant operating expenses                 3,656,919         3,981,999         7,314,637         7,766,718
     General and administrative                    1,275,223         1,363,345         2,622,979         2,658,595
     Depreciation and amortization                   554,635           576,417         1,097,051         1,150,010
     Pre-opening costs                                  --                --                --                 254
                                                ------------      ------------      ------------      ------------
                                                  14,686,401        15,326,753        29,162,037        30,341,685
                                                ------------      ------------      ------------      ------------
          Operating income                           884,878           558,649         1,715,495         1,321,718
                                                ------------      ------------      ------------      ------------
Other income (expense):
     Interest income                                  17,330             3,372            27,172            14,046
     Interest expense                                (84,625)         (219,116)         (203,949)         (410,868)
     Other, net                                        7,410           245,040            29,379           254,808
                                                ------------      ------------      ------------      ------------
                                                     (59,885)           29,296          (147,398)         (142,014)
                                                ------------      ------------      ------------      ------------
     Income before income tax expense                824,993           587,945         1,568,097         1,179,704
Income tax expense                                   230,998           205,710           476,222           412,826
                                                ------------      ------------      ------------      ------------
          Net income                            $    593,995      $    382,235      $  1,091,875      $    766,878
                                                ============      ============      ============      ============
Basic income per share                          $       0.17      $       0.11      $       0.31      $       0.22
                                                ============      ============      ============      ============
Diluted  income per share                       $       0.17      $       0.11      $       0.31      $       0.22
                                                ============      ============      ============      ============
Weighted average number of shares (basic)          3,470,851         3,530,718         3,487,840         3,529,024
                                                ============      ============      ============      ============
Weighted average number of shares (diluted)        3,581,074         3,530,718         3,569,353         3,529,024
                                                ============      ============      ============      ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               26-WEEK PERIODS ENDED
                                                                             ----------------------------
                                                                              6/30/2002         7/1/2001
                                                                             -----------      -----------
Cash flows from operating activities:
     Net income                                                              $ 1,091,875      $   766,878
     Adjustments to reconcile net income to net cash
        provided by operating activities:
                  Deferred compensation                                           20,652           20,652
                  Depreciation and amortization                                1,097,051        1,150,010
                  Deferred gain amortization                                    (104,070)        (117,557)
                  Deferred taxes                                                 238,505          181,229
                  Loss (gain) on sale of property, plant & equipment              10,182         (224,656)
     Changes in assets and liabilities:
                  Royalties receivable                                           (15,527)          23,041
                  Other receivables                                               29,616         (252,372)
                  Income tax receivable/payable                                  140,864          358,401
                  Inventory                                                       62,812           69,097
                  Prepaid and other current assets                                25,727         (601,273)
                  Other assets                                                    (5,572)        (191,973)
                  Accounts payable                                               (17,810)        (172,257)
                  Accrued expenses and other liabilites                         (623,620)         341,258
                  Other liabilities                                              201,837           95,657
                                                                             -----------      -----------
                            Total adjustments                                  1,060,647          679,257
                                                                             -----------      -----------
                            Net cash provided by operating activities          2,152,522        1,446,135
                                                                             -----------      -----------
Cash flows from investing activities:
                   Purchase of property, plant and equipment                    (915,743)      (1,117,274)
                   Proceeds from sale of property, plant and equipment            78,000          108,738
                   Payment received on note for sale of property                  10,096             --
                                                                             -----------      -----------
                                   Net cash used in investing activities        (827,647)      (1,008,536)
                                                                             -----------      -----------
Cash flows from financing activities:
                   Net borrowings (payments) under line of credit               (950,000)        (527,271)
                   Purchase of treasury stock                                   (366,871)         (29,375)
                                                                             -----------      -----------
                   Net cash used in financing activities                      (1,316,871)        (556,646)
                                                                             -----------      -----------
                   Increase (decrease) in cash and cash equivalents                8,004         (119,047)
                                                                             -----------      -----------
Cash and cash equivalents at beginning of period                                 311,423          636,334
                                                                             -----------      -----------
Cash and cash equivalents at end of period                                   $   319,427      $   517,287
                                                                             ===========      ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period:
                 Interest                                                    $   182,912      $   396,621
                 Income Taxes                                                $   106,615      $    97,597
        Non-cash investing and financing activity:
                 Sale of property for note receivable                        $   398,047      $   244,109

             MEXICAN RESTAURANTS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

                  In the opinion of Mexican Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of June 30, 2002, and the consolidated statements of income and cash flows for the 26-week and 13-week periods ended June 30, 2002 and July 1, 2001. The consolidated statements of income for the 26-week and 13-week period ended June 30, 2002 is not necessarily indicative of the results to be expected for the full year.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  In July 2001, the FASB issued Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) which became effective for our Company the beginning of fiscal 2002. SFAS 142 requires goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. The adoption of SFAS 142 resulted in the elimination of annual amortization expense related to goodwill in the amount of approximately $329,468. If SFAS had been adopted in fiscal 2001, adjusted net income for the second quarter and the 26-week period would have been $435,774 and $873,955, or $0.12 and $0.24 per share, respectively. Our management has evaluated goodwill as required by SFAS 142 and has determined that no impairment of goodwill exists.

                  In August, 2001, the FASB issued Statement on Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) which became effective for our Company the beginning of fiscal 2002. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. There has been no impact on our financial position or results of operations due to the adoption of SFAS 144.

                  SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," was issued in April 2002. SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 145.

                  SFAS No. 146, "Accounting for Exit or Disposal Activities" was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 146.

2.       ACCOUNTING POLICIES

                  During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report and Form 10-K (file number 0-28234). Reference should be made to such financial statements for information on such accounting policies and further financial details.

3        NET INCOME (LOSS) PER COMMON SHARE

                  Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. As of June 30, 2002 and July 1, 2001, the Company had 1,066,770 and 900,170 options and warrants outstanding, respectively. As of June 30, 2002 and July 1, 2001, such stock options and warrants have the effect of increasing basic weighted average shares outstanding by 110,223 and 0 for the 13-week periods and by 81,513 and 0 for the 26-week periods, respectively.


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

RESULTS OF OPERATIONS

                  Revenues. The Company's revenues for the second quarter of fiscal year 2002 were down $314,123 or 2.0% to $15.6 million compared with the same quarter one year ago. Restaurant sales for the second quarter of fiscal year 2002 were down $268,281 compared with the same quarter one year ago, to $15.3 million. The decline reflects the December 30, 2001 closure of three under-performing restaurants in Boise, Idaho. In the fiscal quarter ended July 1, 2001, the three restaurants located in Boise, Idaho accounted for $417,511 in restaurant sales. Towards the end of the second quarter of fiscal year 2001, in addition to the three restaurants that were closed, one restaurant was acquired from a franchisee. Total system sales at restaurants operating in both fiscal quarters ("same-stores") increased 1.4%. Company-owned same-store sales for the quarter decreased 0.9%. Franchise-owned same-store sales for the quarter increased 4.4%.

                  On a year-to-date basis, the Company's revenues were down $785,871 or 2.5% to $30.9 million compared with the same 26-week period one year ago. Restaurant sales were down $734,404 or 2.4% compared with the same 26-week period one year ago. The decrease was due to the same factors discussed above. Year-to-date total system same-store sales increased 1.8%. Company-owned same-store sales for the 26-week period decreased 1.1%. Franchise-owned same-store sales for the 26-week period increased 5.7%.

                  Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also including paper and supplies, decreased as a percentage of restaurant sales in the second quarter of fiscal 2002 to 27.5% as compared with 27.7% in the same quarter in fiscal 2001. While a small portion of the improvement was due to the closure of under-performing restaurants, most of the improvement was the result of buying efficiencies.

                 On a year-to-date basis, cost of sales decreased as a percentage of restaurant sales to 27.3% as compared with 27.6% in the same quarter in fiscal 2001. The decrease was due to the same factors discussed above.

                 Labor and other related expenses decreased as a percentage of restaurant sales to 32.8% in the second quarter of fiscal 2002 as compared with 32.9% in the same quarter in fiscal 2001. While a small portion of the improvement was due to the closure of under-performing restaurants, most of the improvement was the result of labor efficiencies gained through increased same-store sales at Casa Ole and La Senorita.

                  On a year-to-date basis, labor and other related expenses decreased as a percentage of restaurant sales to 32.7% in the 26-week period ended June 30, 2002 compared with 33.0% in the same 26-week period one year ago. The decrease was primarily due to the same factors discussed above.

                  Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes and advertising, decreased as a percentage of restaurant sales to 24.0% in the second quarter of fiscal 2002 as compared with 25.7% in the same quarter in fiscal 2001. The improvement reflects lower utility and occupancy expenses.

                  On a year-to-date basis, restaurant operating expenses decreased as a percentage of restaurant sales to 24.2% in the 26-week period ended June 30, 2002 compared with 25.1% in the same 26-week period one year ago. The decrease was primarily due to the same factors discussed above.

                  General and administrative expenses decreased as a percentage of total sales to 8.2% in the second quarter of fiscal 2002 as compared with 8.6% in the same quarter in fiscal year 2001. During the second quarter in fiscal 2001, the Company accrued $100,000 in severance. Without the severance, general and administrative expense, as a percentage of total sales, for second quarter in fiscal 2001 would have been 8.0%.

                  On a year-to-date basis, general and administrative expenses increased as a percentage of total sales 10 basis points to 8.5% in the 26-week period ended June 30, 2002 compared with 8.4% in the same 26-week period one year ago. The increase reflects a lower revenue base as the Company closed under-performing restaurants.

                  Depreciation and amortization expense did not change as a percentage of total sales, remaining at 3.6% in the second quarter of fiscal 2002 compared with 3.6% the same quarter in fiscal 2001. In fiscal year 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which requires goodwill and other intangible assets with indefinite lives no longer be amortized. During the second quarter of fiscal year 2001, amortization expense was $82,367.

                  On a year-to-date basis, depreciation and amortization expense also did not change as a percentage of total sales, remaining at 3.6% for the 26-week period ended June 30, 2002 compared with 3.6% the same 26-week period one year ago. For the 26-week period ended July 1, 2001, amortization expense was $164,734.

                  The Company did not open any new restaurants in the first or second quarters of 2002; consequently, there were no pre-opening costs.

                  Other Income (Expense). Net other income (expense) decreased from income to an expense by $89,181 compare with the second quarter in fiscal 2001. The decrease was due to last year's $226,000 gain on sale of one restaurant. For the second quarter of fiscal 2002, interest expense decreased by $134,491 compared with the second quarter in fiscal 2001. The decrease reflects a decline in debt outstanding and a decline in interest rates. Total debt as of June 30, 2002 was $5.6 million compared with $7.8 million as of July 1, 2001.

                  On a year-to-date basis, net other income (expense) increased in expense by $5,384 due to the factors discussed above.

                  Income Tax Expense. For the second quarter of fiscal 2002, the Company's effective tax rate was 28.0% as compared with 35.0% in the same quarter in fiscal 2001. The decrease was due to the utilization of tax credit carryforwards and the adjustment of tax basis assets related to previous acquisitions.

                  On a year-to-date basis, the Company's effective tax rate was 30.0% compared with 35.0% in the same 26-week period one year ago. The decrease was due to the utilization of tax credit carryforwards and the adjustment of tax basis assets related to previous acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

                  The Company met capital requirements for the 26-week period ended June 30, 2002 with cash generated by operations. As of June 30, 2002, the Company's operations generated approximately $2,152,522 in cash, as compared with $1,446,135 in the 26-week period one year ago. As of June 30, 2002, the Company had a working capital deficit of approximately $2.7 million. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                  The Company's principal capital requirements are the funding of new restaurant development or acquisitions and remodeling of older units. During the 26-week period of fiscal 2002, capital expenditures on property, plant and equipment were approximately $915,743 as compared to $1,117,274 for the 26-week period of fiscal 2001. Capital expenditures included the remodeling of four restaurants. The Company also sold a previously closed restaurant for $78,000 in cash and a note for $400,000, for a total of $478,000. Additionally, the Company had cash outlays for necessary replacement of equipment and leasehold improvements in various older units. There are no new restaurants planned for fiscal year 2002. The Company does plan to modestly remodel one more restaurant in fiscal year 2002. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $800,000.

                  On July 9, 2002, a fire damaged and closed a Company-leased restaurant. The restaurant, which was insured for both property damage and business interruption, will likely be closed for approximately 120 days, and the Company does not expect any material losses as a result of this fire.

                  On June 29, 2001, the Company re-financed $7.8 million of its debt with Fleet National Bank. The new credit facility is for $10.0 million. The credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on June 29, 2006. The credit facility also includes a $5.0 million revolving line of credit that matures on June 29, 2004. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. As of June 30, 2002, the Company had $5.6 million outstanding on the credit facility and is in full compliance with all debt covenants. Over the last several years, the Company's debt was incurred to acquire Monterey's Acquisition Corp, which was acquired on July 1997, La Senorita Restaurants, which was acquired on April 30, 1999, to develop new restaurants, to remodel existing restaurants, as well as to accommodate other working capital needs. The Company paid down debt $950,000 during the 26-week period of fiscal 2002, and anticipates that it will use excess cash flow during the remainder of fiscal 2002 to pay down debt approximately $1.0 million more (a total of $2.0 million for fiscal year 2002). During the second quarter of fiscal 2002, the Company's Board of Directors authorized management to implement a limited stock repurchase program in the amount of $350,000. The stock repurchase program was substantially completed during the second quarter with the acquisition of 78,500 common shares for $337,731, or $4.30 per share. The Company also purchased 11,175 vested options for $13,400 and 9,400 common shares for $40,068 from former employees and a former director of the Company. The shares acquired are being held for general corporate purposes, including the offset of the dilutive effect on shareholders from the exercise of stock options.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amount outstanding at June 30, 2002, a 1% change in interest rates would change interest expense by $14,000.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS

         Exhibit
         Number          Document Description
         -------         --------------------
         99.1            Certification of Chief Executive Officer Pursuant to
                         18 U.S.C. Section 1350, as Adopted Pursuant to Section
                         906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MEXICAN RESTAURANTS, INC.


Dated: August 2, 2002                              By: /s/ Curt Glowacki
                                                       -------------------------
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)


Dated:  August 2, 2002                             By: /s/ Andrew J. Dennard
                                                       -------------------------
Andrew J. Dennard
Senior Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

                                INDEX TO EXHIBITS


         Exhibit
         Number          Document Description
         -------         --------------------
         99.1            Certification of Chief Executive Officer Pursuant to
                         18 U.S.C. Section 1350, as Adopted Pursuant to Section
                         906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002