Form 10-Q
period 2002-09-29
MEXICAN RESTAURANTS INC
filed 2002-10-30
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended SEPTEMBER 29, 2002

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

                                 Yes   X       No
                                     -----        -----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule b-2 of the Exchange Act).

                                 Yes           No   X
                                     -----        -----

Number of shares outstanding of each of the issuer's classes of common stock, as of October 22, 2002: 3,410,605 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                            (UNAUDITED)         (AUDITED)
ASSETS                                                                                       9/29/2002          12/30/2001
                                                                                            ------------       ------------
Current assets:
      Cash and cash equivalents                                                             $    283,154       $    311,423
      Royalties receivable                                                                       146,003            113,329
      Other receivables                                                                          813,152            554,211
      Inventory                                                                                  608,077            654,237
      Taxes receivable                                                                           132,334            333,038
      Prepaid expenses and other current assets                                                  575,448            682,058
                                                                                            ------------       ------------
          Total current assets                                                                 2,558,168          2,648,296
                                                                                            ------------       ------------
Property, plant and equipment                                                                 26,425,198         25,500,483
      Less accumulated depreciation                                                          (10,172,012)        (8,749,475)
                                                                                            ------------       ------------
          Net property, plant and equipment                                                   16,253,186         16,751,008
Deferred tax assets                                                                              817,545          1,145,360
Property held for resale                                                                         958,487          1,399,672
Other assets                                                                                   8,433,377          8,122,278
                                                                                            ------------       ------------
                                                                                            $ 29,020,763       $ 30,066,614
                                                                                            ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt                                                $  1,000,000       $  1,000,000
      Accounts payable                                                                         1,870,702          1,947,973
      Accrued sales and liquor taxes                                                             568,440            464,495
      Accrued payroll and taxes                                                                  900,221          1,123,083
      Accrued expenses                                                                           762,464          1,266,786
                                                                                            ------------       ------------
          Total current liabilities                                                            5,101,827          5,802,337
                                                                                            ------------       ------------
Long-term debt, net of current portion                                                         3,972,729          5,572,729
Other liabilities                                                                                834,336            580,696
Deferred gain                                                                                  2,237,533          2,393,639

Stockholders' equity:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized                                                                                 --                 --
      Capital stock, $0.01 par value, 20,000,000 shares
           authorized, 4,732,705 shares issued                                                    47,327             47,327
      Additional paid-in capital                                                              20,121,076         20,121,076
      Retained earnings                                                                        8,423,465          6,873,797
      Deferred compensation                                                                      (99,237)          (130,215)
      Treasury stock, cost of 1,181,600 and 1,191,000 shares, respectively                   (11,618,293)       (11,194,772)
                                                                                            ------------       ------------
          Total stockholders' equity                                                          16,874,338         15,717,213
                                                                                            ------------       ------------
                                                                                            $ 29,020,763       $ 30,066,614
                                                                                            ============       ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   13-WEEK            13-WEEK            39-WEEK            39-WEEK
                                                 PERIOD ENDED       PERIOD ENDED       PERIOD ENDED       PERIOD ENDED
                                                   09/29/02           09/30/01           09/29/02           09/30/01
                                                 ------------       ------------       ------------       ------------
Revenues:
     Restaurant sales                            $ 14,758,163       $ 16,147,855       $ 44,995,194       $ 47,119,290
     Franchise fees and royalties                     331,690            353,661            954,533            960,147
     Other                                             26,872             26,019             44,530            111,501
                                                 ------------       ------------       ------------       ------------
                                                   15,116,725         16,527,535         45,994,257         48,190,938
                                                 ------------       ------------       ------------       ------------
Costs and expenses:
     Cost of sales                                  3,961,890          4,540,844         12,206,950         13,090,479
     Labor                                          4,916,765          5,252,917         14,799,075         15,469,390
     Restaurant operating expenses                  3,776,927          4,067,795         11,091,564         11,834,513
     General and administrative                     1,282,531          1,425,416          3,905,510          4,084,011
     Depreciation and amortization                    562,967            632,675          1,660,018          1,782,685
     Pre-opening costs                                     --                 --                 --                254
                                                 ------------       ------------       ------------       ------------
                                                   14,501,080         15,919,647         43,663,117         46,261,332
                                                 ------------       ------------       ------------       ------------
          Operating income                            615,645            607,888          2,331,140          1,929,606
                                                 ------------       ------------       ------------       ------------
Other income (expense):
     Interest income                                   71,617             30,300             98,789             44,346
     Interest expense                                 (97,339)          (156,856)          (301,288)          (567,724)
     Other, net                                        70,674             83,357            100,053            338,165
                                                 ------------       ------------       ------------       ------------
                                                       44,952            (43,199)          (102,446)          (185,213)
                                                 ------------       ------------       ------------       ------------
Income before income tax expense                      660,597            564,689          2,228,694          1,744,393
     Income tax expense                               202,803            197,711            679,025            610,537
                                                 ------------       ------------       ------------       ------------
          Net income                             $    457,794       $    366,978       $  1,549,669       $  1,133,856
                                                 ============       ============       ============       ============
Basic income per share                           $       0.13       $       0.10       $       0.45       $       0.32
                                                 ============       ============       ============       ============
Diluted  income per share                        $       0.13       $       0.10       $       0.44       $       0.32
                                                 ============       ============       ============       ============
Weighted average number of shares (basic)           3,417,748          3,532,427          3,464,295          3,533,971
                                                 ============       ============       ============       ============
Weighted average number of shares (diluted)         3,489,274          3,532,427          3,540,345          3,533,971
                                                 ============       ============       ============       ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                39-WEEK PERIODS ENDED
                                                                                              9/29/2002         9/30/2001
                                                                                             -----------       -----------
Cash flows from operating activities:
     Net income                                                                              $ 1,549,669       $ 1,133,856
     Adjustments to reconcile net income to net cash
        provided by operating activities:
                  Deferred compensation                                                           30,978            30,978
                  Depreciation and amortization                                                1,660,018         1,782,685
                  Deferred gain amortization                                                    (156,106)         (172,179)
                  Deferred taxes                                                                 327,815           181,229
                  Loss (gain) on sale of property, plant & equipment                              12,998          (284,302)
     Changes in assets and liabilities:
                  Royalties receivable                                                           (32,674)            1,726
                  Other receivables                                                              (21,514)         (108,781)
                  Income tax receivable/payable                                                  200,704           575,393
                  Inventory                                                                       46,160            80,673
                  Prepaid and other current assets                                                56,466          (554,704)
                  Other assets                                                                     5,318          (176,214)
                  Accounts payable                                                               (77,271)         (749,353)
                  Accrued expenses and other liabilities                                        (623,239)          522,645
                  Other liabilities                                                              218,394           140,597
                                                                                             -----------       -----------
                            Total adjustments                                                  1,648,047         1,270,393
                                                                                             -----------       -----------
                            Net cash provided by operating activities                          3,197,716         2,404,249
                                                                                             -----------       -----------
Cash flows from investing activities:
                   Purchase of property, plant and equipment                                  (1,298,355)       (1,439,531)
                   Proceeds from sale of property, plant and equipment                            78,000           108,738
                   Payment received on note for sale of property                                  17,891                --
                                                                                             -----------       -----------
                                   Net cash used in investing activities                      (1,202,464)       (1,330,793)
                                                                                             -----------       -----------
Cash flows from financing activities:
                   Net borrowings (payments) under line of credit                             (1,600,000)       (1,277,271)
                   Purchase of treasury stock                                                   (423,521)          (61,429)
                                                                                             -----------       -----------
                   Net cash used in financing activities                                      (2,023,521)       (1,338,700)
                                                                                             -----------       -----------

                                                                                             -----------       -----------
                   Decrease in cash and cash equivalents                                         (28,269)         (265,244)
                                                                                             -----------       -----------
Cash and cash equivalents at beginning of period                                                 311,423           636,334
                                                                                             -----------       -----------
Cash and cash equivalents at end of period                                                   $   283,154       $   371,090
                                                                                             ===========       ===========
Supplemental disclosure of cash flow information: Cash paid during the period:
                 Interest                                                                    $   269,665       $   550,708
                 Income Taxes                                                                $   401,459       $   152,597
        Non-cash investing and financing activity:
                 Sale of property for note receivable                                        $   398,047       $   244,109
                 Purchase of property for note receivable                                    $        --       $   207,800


             MEXICAN RESTAURANTS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

                  In the opinion of Mexican Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of September 29, 2002, and the consolidated statements of income and cash flows for the 39-week and 13-week periods ended September 29, 2002 and September 30, 2001. The consolidated statements of income for the 39-week and 13-week periods ended September 29, 2002 are not necessarily indicative of the results to be expected for the full year.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  In July 2001, the FASB issued Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) which became effective for our Company the beginning of fiscal 2002. SFAS 142 requires goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events, and be written down to fair value if considered impaired. The adoption of SFAS 142 resulted in the elimination of annual amortization expense related to goodwill in the amount of approximately $329,468. If SFAS had been adopted in fiscal 2001, adjusted net income for the third quarter and the 39-week period would have been $420,516 and $1,294,471 or $0.12 and $0.37 per share, respectively. Our management has evaluated goodwill as required by SFAS 142 and has determined that no impairment of goodwill exists.

                  In August, 2001, the FASB issued Statement on Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which became effective for our Company the beginning of fiscal 2002. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. There has been no impact on our financial position or results of operations due to the adoption of SFAS 144.

                  SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," was issued in April 2002. SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 145 on its financial position and results of operations.

                  SFAS No. 146, "Accounting for Exit or Disposal Activities" was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 146 on its financial position and results of operations.

2.       ACCOUNTING POLICIES

                  During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report and Form 10-K (file number 0-28234). Reference should be made to such financial statements for information on such accounting policies and further financial details.

3.       NET INCOME (LOSS) PER COMMON SHARE

                  Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. As of September 29, 2002 and September 30, 2001, the Company had 1,048,470 and 902,270 options and warrants outstanding, respectively. As of September 29, 2002 and September 30, 2001, such stock options and warrants have the effect of increasing basic weighted average shares outstanding by 71,526 and 0 for the 13-week periods and by 76,050 and 0 for the 39-week periods, respectively.


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

RESULTS OF OPERATIONS

                  Revenues. The Company's revenues for the third quarter of fiscal year 2002 were down $1,410,810 or 8.5% to $15.1 million compared with the same quarter one year ago. Restaurant sales for the third quarter of fiscal year 2002 were down $1,389,692 compared with the same quarter one year ago, to $14.8 million. The decline, in part, reflects the December 30, 2001 closure of three under-performing restaurants in Boise, Idaho. In the fiscal quarter ended September 30, 2001, the three restaurants located in Boise, Idaho accounted for $411,447 in restaurant sales. In addition to the three restaurants that were closed, another restaurant was temporarily closed due to fire damage, and one restaurant was acquired from a franchisee. Total system sales at restaurants operating in both fiscal quarters ("same-stores") decreased 2.5%. Company-owned same-store sales for the quarter decreased 4.4%. Franchise-owned same-store sales for the quarter increased 0.1%. The decline in Company same-store sales was primarily limited to the Houston, Texas market, a market that has experienced same-store sales declines across the restaurant industry. Also, a part of the decline in Company same-store sales is due to the Company's decision to improve consumer price value by reducing selective prices and offering greater consumer value items. In addition, tropical storms that occurred in the third quarter of fiscal 2002 impacted same-store sales in Southeast Texas and Louisiana markets.

                  On a year-to-date basis, the Company's revenues were down $2,196,681 or 4.6% to $46.0 million compared with the same 39-week period one year ago. Restaurant sales were down $2,124,096 or 4.5% compared with the same 39-week period one year ago. The decrease was due to the various factors discussed above. Year-to-date total system same-store sales increased 0.2%. Company-owned same-store sales for the 39-week period decreased 2.4%. Franchise-owned same-store sales for the 39-week period increased 3.8%.

                  Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also including paper and supplies, decreased as a percentage of restaurant sales in the third quarter of fiscal 2002 to 26.8% as compared with 28.1% in the same quarter in fiscal 2001. While a small portion of the improvement was due to the closure of under-performing restaurants, most of the improvement was the result of buying efficiencies.

                 On a year-to-date basis, cost of sales decreased as a percentage of restaurant sales to 27.1% as compared with 27.8% in the same period in fiscal 2001. The decrease was due to the same factors discussed above.

                 Labor and other related expenses increased as a percentage of restaurant sales to 33.3% in the third quarter of fiscal 2002 as compared with 32.5% in the same quarter in fiscal 2001. The increase in labor as a percentage of restaurant sales reflects the semi-fixed nature of management costs relative to declining same-store sales.

                  On a year-to-date basis, labor and other related expenses increased as a percentage of restaurant sales to 32.9% in the 39-week period ended September 29, 2002 compared with 32.8% in the same 39-week period one year ago. The increase was primarily due to the same factors discussed above.

                  Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes and advertising, increased as a percentage of restaurant sales to 25.6% in the third quarter of fiscal 2002 as compared with 25.2% in the same quarter in fiscal 2001. The increase reflects higher repair and maintenance, insurance and property tax expenses.

                  On a year-to-date basis, restaurant operating expenses decreased as a percentage of restaurant sales to 24.7% in the 39-week period ended September 29, 2002 compared with 25.1% in the same 39-week period one year ago. The improvement reflects lower utility and occupancy expenses.

                  General and administrative expenses decreased as a percentage of total sales to 8.5% in the third quarter of fiscal 2002 from 8.6% in the same quarter in fiscal year 2001. Actual general and administrative expenses decreased $142,885 compared with the same quarter one year ago. The decrease in general and administrative expenses reflects lower manager-in-training and accounting expenses.

                  On a year-to-date basis, general and administrative expenses remained constant as a percentage of total sales at 8.5%. Actual general and administrative expenses decreased $178,501 compared with the same 39-week period on year ago. The decrease was primarily due to the same factors discussed above.

                  Depreciation and amortization expense decreased as a percentage of total sales to 3.7% in the third quarter of fiscal 2002 compared with 3.8% the same quarter in fiscal 2001. In fiscal year 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which requires goodwill and other intangible assets with indefinite lives no longer be amortized. During the third quarter of fiscal year 2001, amortization expense was $82,367.

                  On a year-to-date basis, depreciation and amortization expense decreased as a percentage of total sales to 3.6% for the 39-week period ended September 29, 2002 compared with 3.7% the same 39-week period one year ago. For the 39-week period ended September 30, 2001, amortization expense was $247,101.

                  The Company has not opened any new restaurants in fiscal year 2002; consequently, there were no pre-opening costs.

                  Other Income (Expense). Net other income (expense) decreased from an expense to income by $88,151 compared with the third quarter in fiscal 2001. Interest expense decreased by $59,517 compared with the same quarter one year ago. Debt decreased $2.0 million since the third quarter one year ago. In the third quarter of fiscal 2002, the Company recorded $60,103 of business interruption insurance due to fire damage at the Humble, Texas location. Also in the third quarter of fiscal 2002, the Company received $53,935 of interest income from the IRS for tax refunds previously recorded. The third quarter ended September 30, 2001 included a $48,000 gain from an insurance settlement and $13,170 interest income from a tax refund.

                  On a year-to-date basis, net other income (expense) decreased by $82,767 compared with the 39-week period in fiscal 2001. Interest expense decreased by $266,436 compared with the same 39-week period one year ago. The 39-week period in fiscal 2001 included a $226,000 gain on the sale of one restaurant as well as the factors discussed above.

                  Income Tax Expense. For the third quarter of fiscal 2002, the Company's effective tax rate was 30.7% as compared with 35.0% in the same quarter in fiscal 2001. On a year-to-date basis, the Company's effective tax rate was 30.5% compared with 35.0% in the same 39-week period one year ago. The decrease was due to the utilization of tax credit carryforwards and the adjustment of tax basis assets related to previous acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company met capital requirements for the 39-week period ended September 29, 2002 with cash generated by operations. As of September 29, 2002, the Company's operations generated approximately $3.2 million in cash, as compared with $2.4 million in the 39-week period one year ago. As of September 29, 2002, the Company had a working capital deficit of approximately $2.5 million. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                  The Company's principal capital requirements are the funding of new restaurant development or acquisitions and remodeling of older units. During the 39-week period of fiscal 2002, capital expenditures on property, plant and equipment were approximately $1.3 million as compared to $1.4 million for the 39-week period of fiscal 2001. Year-to-date fiscal 2002 capital expenditures included the remodeling of five restaurants. In fiscal 2002, the Company also sold a previously closed restaurant for $78,000 in cash and a note for $400,000, for a total of $478,000. Additionally, the Company had cash outlays for necessary replacement of equipment and leasehold improvements in various older units. There are no new restaurants planned for fiscal year 2002. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $350,000.

                  On July 9, 2002, a fire damaged and caused the closure of a Company-leased restaurant. The restaurant, which was insured for both property damage and business interruption, will likely be reopened by December 15, 2002. The Company does not expect any material losses as a result of this fire.

                  On June 29, 2001, the Company re-financed $7.8 million of its debt with Fleet National Bank. The new credit facility is for $10.0 million. The credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on June 29, 2006. The credit facility also includes a $5.0 million revolving line of credit that matures on June 29, 2004. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. As of September 29, 2002, the Company had $5.0 million outstanding on the credit facility and is in full compliance with all debt covenants. Over the last several years, the Company's debt was incurred to carry out the July 1997 acquisition of Monterey's Acquisition Corp., the April 1999 acquisition of La Senorita Restaurants, to develop new restaurants, and to remodel existing restaurants, as well as to accommodate other working capital needs. The Company paid down $1.6 million of its indebtedness during the 39-week period of fiscal 2002. The Company anticipates that it will use up to approximately $400,000 of excess cash flow during the remainder of fiscal 2002 to pay down debt in a total aggregate amount of approximately $2.0 million for fiscal year 2002, although there can be no assurance that the Company's operations for the balance of fiscal 2002 will provide it with sufficient excess cash flow to pay down outstanding indebtedness in such amount.

                  During fiscal year 2002, the Company's Board of Directors authorized management to implement a limited stock repurchase program in the amount of $500,000. As of September 29, 2002, the Company has bought back 93,500 common shares for $394,381, or $4.22 per share. The Company also purchased 12,425 vested options for $13,838 and 9,400 common shares for $40,068 from former employees and a former director of the Company. The shares acquired are being held for general corporate purposes, including the offset of the dilutive effect on shareholders from the exercise of stock options.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amount outstanding at September 29, 2002, a 1% change in interest rates would change interest expense by $12,432.


ITEM 4. CONTROLS AND PROCEDURES

                  Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer together with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's President and Chief Executive Officer and the

         Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

         Exhibit
         Number         Document Description
         -------        --------------------
          99.1          Certification of Chief Executive Officer Pursuant to 18
                        U.S.C. Section 1350, as Adopted Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002

          99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      REPORTS ON FORM 8-K

                        There have been no reports on Form 8-K filed during the Company's fiscal quarter ended September 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MEXICAN RESTAURANTS, INC.

Dated:  October 30, 2002                            By: /s/ Curt Glowacki
                                                       -------------------------
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)


Dated: October 30, 2002                             By: /s/ Andrew J. Dennard
                                                       -------------------------
Andrew J. Dennard
Senior Vice President, Chief Financial
Officer & Treasurer (Principal Financial
Officer and Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Curt Glowacki, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mexican Restaurants, Inc.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14(c)) for the issuer and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report is being prepared;

     b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

     c) presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officers and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 30, 2002                                   By: /s/ Curt Glowacki
                                                      --------------------------
                                                      Curt Glowacki,
                                                      Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Andrew J. Dennard, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mexican Restaurants, Inc.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14(c)) for the issuer and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report is being prepared;

     b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

     c) presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officers and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


October 30, 2002                                   By: /s/ Andrew J. Dennard
                                                      --------------------------
                                                      Andrew J. Dennard,
                                                      Chief Financial Officer

                                 EXHIBIT INDEX


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