Form 10-K
period 2002-12-29
MEXICAN RESTAURANTS INC
filed 2003-03-07
CIK 1009244

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on January 31, 2003 was $5,224,492. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. Number of shares outstanding of the Registrant's Common Stock, as of January 31, 2003: 3,384,605 shares of common stock, par value $.01.

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ]   No [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on the last business day of the second quarter ended June 30, 2002 was $5,759,275. Number of shares outstanding of the Registrant's Common Stock, as of January 31, 2003: 3,384,605 shares of common stock, par value $.01.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held May 23, 2003, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I
     Item 1.     Business                                                                                        2
     Item 2.     Properties                                                                                      9
     Item 3.     Legal Proceedings                                                                              10
     Item 4.     Submission of Matters to a Vote of Security Holders                                            10

PART II
     Item 5.     Market for the Registrant's Common Stock and Related Shareholder Matters                       10
     Item 6.     Selected Financial Data                                                                        10
     Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations          11
     Item 7A.    Quantitative and Qualitative Disclosures about Market Risks                                    15
     Item 8.     Financial Statements and Supplementary Data                                                    16
     Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           16

PART III
     Item 10.    Directors and Executive Officers of the Registrant                                             16
     Item 11.    Executive Compensation                                                                         16
     Item 12.    Security Ownership of Certain Beneficial Owners and Management                                 16
     Item 13.    Certain Relationships and Related Transactions                                                 16
     Item 14.    Controls and Procedures

PART IV
     Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                17

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K under "Business", "Legal Proceedings". "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Mexican Restaurants, Inc. and its subsidiaries (the "Company"), its area developers, franchisees and restaurants to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; area developers' adherence to development schedules; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with government regulations; regional weather conditions; construction schedules; and other factors referenced in the Form 10-K. The use in this Form 10-K of such words as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees, its area developers, and franchisees and the manner in which they operate and develop stores in light of various factors, including those set forth above.

                                     PART I

ITEM 1.         BUSINESS

GENERAL

         Mexican Restaurants, Inc. (the "Company") was incorporated under the name "Casa Ole Restaurants, Inc." under the laws of the State of Texas in February 1996, and had its initial public offering in April 1996. On May 24, 1999, the Company changed its corporate name to Mexican Restaurants, Inc. The Company operates as a holding company and conducts substantially all of its operations through its subsidiaries. All references to the Company include the Company and its subsidiaries, unless otherwise stated.

         The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Ole, Monterey's Tex-Mex Cafe, Monterey's Little Mexico, Tortuga Coastal Cantina and La Senorita. The Casa Ole, Monterey, Tortuga and La Senorita concepts have been in business for 31, 48, 9 and 24 years, respectively. Today the Company operates 50 restaurants, franchises 32 restaurants and licenses one restaurant in various communities across Texas, Louisiana, Oklahoma and Michigan. The Casa Ole, Monterey and La Senorita restaurants are designed to appeal to a broad range of customers, and are located primarily in small and medium-sized communities and middle-income areas of larger markets. The Tortuga Coastal Cantina restaurants also appeal to a broad range of customers and are primarily located in Houston suburban markets. The restaurants offer fresh, quality food, affordable prices, friendly service and comfortable surroundings. Menus feature a variety of traditional Mexican and Tex-Mex selections, complemented by the Company's own original Mexican-based recipes designed to have broad appeal. The Company believes that the established success of the Company in existing markets, its focus on middle-income customers, and the skills of its management team provide significant opportunities to realize the value inherent in the Mexican restaurant market and increase revenues in existing markets. The Company has negotiated a deal to purchase an existing Casa Ole franchise restaurant sometime during the first quarter of fiscal 2003, subject to final terms for closing. After closing, the Company plans to close the restaurant for remodel and reopen the restaurant sometime during the second quarter of fiscal 2003.

STRATEGY AND CONCEPT

         The Company's objective is to be perceived as a value leader in the Mexican segment of the full-service casual dining marketplace. To accomplish this objective, the Company has developed strategies designed to achieve and maintain high levels of customer loyalty, frequent patronage and profitability. The key strategic elements are:

         - Offering consistent, high-quality, original recipe Mexican menu items that reflect both national and local taste preferences;

         - Pricing menu offerings at levels below many family and casual-dining restaurant concepts;

         - Selecting, training and motivating its employees to enhance customer dining experiences and the friendly casual atmosphere of its restaurants;

         - Providing customers with the friendly, attentive service typically associated with more expensive casual-dining experiences; and

         - Reinforcing the perceived value of the dining experience with a comfortable and inviting Mexican decor.

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

         ATMOSPHERE AND LAYOUT. The Company emphasizes an attractive interior and exterior design for each of its restaurants. The typical restaurant has an inviting and interesting Mexican exterior. The interior decor is comfortable Mexican in appearance to reinforce the perceived value of the dining experience. Stucco, tile floors, carpets, plants and a variety of paint colors are integral features of each restaurant's decor. These decor features are incorporated in a floor plan designed to provide a comfortable atmosphere. The Company's restaurant designs are sufficiently flexible to accommodate a variety of available sites and development opportunities, such as malls, end-caps of strip shopping centers and free standing buildings, including conversions to the Company's restaurant design. The restaurant facility is also designed to serve a high volume of customers in a relatively limited period of time. The Company's restaurants typically range in size from approximately 4,000 to 5,600 square feet, with an average of approximately 4,500 square feet and a seating capacity of approximately 180.

GROWTH STRATEGY

         The Company believes that the unit economics of the various restaurant concepts of the Company, as well as their value orientation and focus on middle income customers, provide significant opportunities for growth. The Company's long-standing strategy to capitalize on these growth opportunities has been comprised of two key elements:

         IMPROVE SAME RESTAURANT SALES AND PROFITS. The Company's first growth opportunity is to improve the sales and controllable income of existing restaurants (controllable income consists of restaurant sales less food and beverage expenses, labor and controllable expenses, such as utilities and repair and maintenance expenses, but excludes advertising and occupancy expenses). This is accomplished through an emphasis on restaurant operations, coupled with improving marketing, purchasing and other organizational efficiencies (see "Restaurant Operations" below). During fiscal year 2003, the Company expects to focus on improving operational results, paying down debt, repurchasing its common stock and to acquire one existing franchised restaurant.

         INCREASED PENETRATION OF EXISTING MARKETS. The Company's second growth opportunity is to increase the number of restaurants in existing Designated Market Areas ("DMAs") and to expand into contiguous new markets. The DMA concept is a mapping tool developed by the A.C. Nielsen Co. that measures the size of a particular market by reference to communities included within a common television market. The Company's objective in increasing the density of Company-owned restaurants within existing markets is to improve operating efficiencies in such markets and to realize improved overhead absorption. In addition, the Company believes that increasing the density of restaurants in both Company-owned and franchised markets will assist it in achieving effective media penetration while maintaining or reducing advertising costs as a percentage of revenues in the relevant markets. The Company believes that careful and prudent site selection within existing markets will avoid cannibalization of the sales base of existing restaurants.

         In implementing its unit expansion strategy, the Company may use a combination of franchised and Company-owned restaurants. The number of such restaurants developed in any period will vary. The Company believes that a mix of franchised and Company-owned restaurants would enable it to realize accelerated expansion opportunities, while maintaining majority or sole ownership of a significant number of restaurants. Generally the Company does not anticipate opening franchised and Company-owned restaurants within the same market. In seeking franchisees, the Company will continue to primarily target experienced multi-unit restaurant operators with knowledge of a particular geographic market and financial resources sufficient to execute the Company's development strategy.

         In adding to its Company-owned restaurants, the Company anticipates it will continue to selectively acquire existing franchised restaurants. The Company did not build any new restaurants or acquire any existing franchised restaurants in fiscal year 2002. The Company does not currently anticipate building any new restaurants in fiscal year 2003 but has negotiated a deal to purchase of one existing franchised restaurant, subject to final terms for closing. The Company plans to close the restaurant after closing for remodel and reopen the restaurant sometime during the second quarter. During fiscal 2001, the Company acquired a franchise restaurant in Bellmead, Texas.

SITE SELECTION

         Senior management of the Company devotes significant time and resources to analyzing prospective sites for the Company's restaurants. Senior management has also created and utilizes a site selection committee, which reviews and approves each site to be developed. In addition, the Company conducts customer surveys to define precisely the demographic profile of the customer base of each of the Company's restaurant concepts. The Company's site selection criteria focus on:

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

         The Company believes that a sufficient number of suitable sites are available for contemplated Company and franchise development in existing markets. Based on its current planning and market information, the Company does not plan to open additional restaurants in fiscal year 2003, but is negotiating to acquire an existing franchised restaurant. The anticipated total investment for a 4,200 to 5,600 square foot restaurant, including land, building, equipment, signage, site work, furniture, fixtures and decor ranges between $1.4 and $2.1 million (including capitalized lease value). Additionally, training and other pre-opening costs are anticipated to approximate $50,000 per location. The cost of developing and operating a Company restaurant can vary based upon fluctuations in land acquisition and site improvement costs, construction costs in various markets, the size of the particular restaurant and other factors. Although the Company anticipates that development costs associated with near-term restaurants will range between $1.4 and $2.1 million, there can be no assurance of this. Where possible, the Company uses build to suit, lease conversion or sale and leaseback transactions to limit its cash investment to approximately $500,000 per location.

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

         As of December 29, 2002, the Company employed approximately 2,300 people, of whom 2,250 were restaurant personnel at the Company-owned restaurants and 50 were corporate personnel. The Company considers its employee relations to be good. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company's employees are not covered by a collective bargaining agreement.

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

         MARKETING AND ADVERTISING. The Company believes that when media penetration is achieved in a particular market, investments in radio and television advertising can generate significant increases in revenues in a cost-effective manner. During fiscal 2002, the Company spent approximately 4.1% of restaurant revenues on various forms of advertising and plans to spend a comparable amount in fiscal 2003. Besides radio and television, the Company makes use of in-store promotions, involvement in community activities, and customer word-of-mouth to maintain their performance.

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

FRANCHISING

         The Company currently has 14 franchisees operating a total of 32 restaurants and one licensee operating one restaurant. In fiscal year 2002, no new franchise restaurants were opened, one franchise restaurant was closed and one franchise restaurant was temporarily closed during the fourth quarter of fiscal year 2002 and is not rescheduled to reopen until the second quarter of fiscal year 2003. Franchising allows the Company to expand the number of stores and penetrate markets more quickly and with less capital than developing Company-owned stores. Franchisees are selected on the basis of various factors, including business background, experience and financial resources. In seeking new franchisees, the Company targets experienced multi-unit restaurant operators with knowledge of a particular geographic market and financial resources sufficient to execute the Company's development schedule. Under the current franchise agreement, franchisees are required to operate their stores in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. In addition, franchisees are required to purchase, directly from the Company or its authorized agent, spice packages for use in the preparation of certain menu items, and must purchase certain other items from approved suppliers unless written consent is received from the Company.

         FRANCHISE AGREEMENTS. The Company enters into a franchise agreement with each franchisee which grants the franchisee the right to develop a single store within a specific territory at a site approved by the Company. The franchisee then has limited exclusive rights within the territory. Under the Company's current standard franchise agreement, the franchisee is required to pay a franchise fee of $25,000 per restaurant. The current standard franchise agreement provides for an initial term of 15 years (with a limited renewal option) and payment of a royalty of 3% to 5% of gross sales. The termination dates of the Company's franchise agreements with its existing franchisees currently range from 2004 to 2015.

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

         FRANCHISEE TRAINING AND SUPPORT. Under the current franchise agreement, each franchisee (or if the franchisee is a business organization, a manager designated by the franchisee) is required to personally participate in the operation of the franchise. Before opening the franchisee's business to the public, the Company provides training at its approved training facility for each franchisee's general manager, assistant manager and kitchen manager or chef. The Company recommends that the franchisee, if the franchisee is other than the general manager, or if a business organization, its chief operating officer, attend such training. The Company also provides a training team to assist the franchisee in opening its restaurant. The team, supervised by the Director of Training, will assist and advise the franchisee and/or its manager in all phases of the opening operation for a seven to fourteen day period. The formal training program required of hourly employees and management, along with continued oversight by the Company's quality control manager, is designed to promote consistency of operations.

         AREA DEVELOPERS. The area development agreement is an extension of the standard franchise agreement. The area development agreement provides area developers with the right to execute more than one franchise agreement in accordance with a fixed development schedule. Restaurants established under these agreements must be located in a specific territory in which the area developer will have limited exclusive rights. Area developers pay an initial development fee generally equal to the total initial franchise fee for the first franchise agreement to be executed pursuant to the development schedule plus 10% of the initial franchise fee for each additional franchise agreement to be executed pursuant to the development schedule. Generally the initial development fee is not refundable, but will be applied in the proportions described above to the initial franchise fee payable for each franchise agreement executed pursuant to the development schedule. New area developers will pay monthly royalties for all restaurants established under such franchise agreements on a declining scale generally ranging from 5% of gross sales for the initial restaurant to 3% of gross sales for the fourth restaurant and thereafter as additional restaurants are developed. Area development agreements are not assignable without the prior written consent of the Company. The Company will retain rights of first refusal with respect to proposed sales of restaurants by the area developers. Area developers are not permitted to compete with the Company. As described above, the enforceability and permitted scope of such noncompetition provisions may vary from state to state. If an area developer fails to meet its development schedule obligations, the Company can, among other things, terminate the area development agreement or modify the territory in the agreement. These termination rights may be limited by applicable state franchise laws. The Company is not currently seeking new area developers. The Company currently has three area developers operating a total of on ten, four and three restaurants, respectively.

COMPETITION

         The restaurant industry is intensely competitive. Competition is based upon a number of factors, including concept, price, location, quality and service. The Company competes against a broad range of other family dining concepts, including those focusing on various other types of ethnic food, as well as local restaurants in its various markets. The Company also competes against other quick service and casual dining concepts within the Mexican and Tex-Mex food segment. Many of the Company's competitors are well established and have substantially greater financial and other resources than the Company. Some of the Company's competitors may be better established in markets where the Company's restaurants are or may be located. Also, the Company competes for qualified franchisees with franchisors of other restaurants and various other concepts.

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

         Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the Company's restaurants, including minimum age of patrons drinking alcoholic beverages and of employees serving alcoholic beverages, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The Company is also subject to "dramshop" statutes which generally provide a person injured by an intoxicated person may seek to recover damages from an establishment determined to have wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. Additionally, within thirty days of employment by the Company, each Texas employee of the Company who serves alcoholic beverages is required to attend an alcoholic seller training program that has been approved by the Texas Alcoholic Beverage Commission and endorsed by the Texas Restaurant Association and which endeavors to educate the server to detect and prevent overservice of the Company's customers. This program strives to educate the server to detect and prevent over-service, or underage- service, of alcoholic beverages to the Company's customers.

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

         The federal Americans With Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. The Company is required to comply with the Americans With Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

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

TRADEMARKS, SERVICE MARKS AND TRADE DRESS

         The Company believes its trademarks, service marks and trade dress have significant value and are important to its marketing efforts. It has registered the trademarks for "Casa Ole", "Casa Ole Mexican Restaurant", "Monterey's Tex-Mex Cafe", "Monterey's Little Mexico", "Tortuga Cantina" and "La Senorita" with the U.S. Patent Office.

RISK FACTORS

         The Company cautions readers that its business is subject to a number of risks, any of which could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in releases, including this Form 10-K, and oral statements. Certain risk factors are presented throughout this document, including, among others, expansion strategy; site selection; attracting and retaining franchisees, managers and other employees; availability of food products; competition and government regulation. Certain other risks to which the Company is subject include:

         SEASONAL FLUCTUATIONS IN SALES AND EARNINGS AFFECT THE COMPANY'S QUARTERLY RESULTS. The Company's sales and earnings fluctuate seasonally. Historically the Company's highest sales and earnings have occurred in the second and third calendar quarters, which the Company believes is typical of the restaurant industry and consumer spending patterns in general. In addition, quarterly results have been and, in the future are likely to be, substantially affected by the timing of new restaurant openings. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any calendar quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

         INFLATION MAY ADVERSELY IMPACT NET INCOME. The Company believes that inflation has impacted net income during fiscal year 2002. However, the Company was able to mitigate the overall impact of inflation by managing certain costs during fiscal year 2002. For example, the Company negotiated a utility contract to lock in lower gas prices, and adapted its workers compensation insurance program to take advantage of savings resulting from its improved safety record. The Company also lowered its food cost with improved purchasing programs. There can be no assurance that the Company will not experience the same inflationary impact in the future. If operating expenses increase, management intends to attempt to recover increased costs by increasing prices to the extent deemed advisable considering competitive conditions. The Company does not have or participate in transactions involving derivative, financial and commodity instruments.

         IMPLEMENTING THE COMPANY'S GROWTH STRATEGY MAY STRAIN ITS RESOURCES. The Company's ability to expand by adding Company-owned and franchised restaurants will depend on a number of factors, including the availability of suitable locations, the ability to hire, train and retain an adequate number of experienced management and hourly employees, the availability of acceptable lease terms and adequate financing, timely construction of restaurants, the ability to obtain various government permits and licenses and other factors, some of which are beyond the control of the Company and its franchisees. The opening of additional franchised restaurants will depend, in part, upon the ability of existing and future franchisees to obtain financing or investment capital adequate to meet their market development obligations. Based on the Company's experience in attempting to grow outside its existing markets, the Company has found there can be limited consumer acceptance and that the cost of such efforts can have a material adverse impact on the Company's financial results.

         THE COMPANY'S SMALL RESTAURANT BASE AND GEOGRAPHIC CONCENTRATION MAKES ITS OPERATIONS MORE SUSCEPTIBLE TO LOCAL ECONOMIC CONDITIONS. The results achieved to date by the Company's relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a more geographically dispersed area. Because of the Company's relatively small restaurant base, an unsuccessful new restaurant could have a more significant effect on the Company's results of operations than would be the case in a company owning more restaurants. Additionally, given the Company's present geographic concentration (all Company-owned units are currently in Texas, Oklahoma and Michigan), results of operations may be adversely affected by economic or other conditions in the region and adverse publicity relating to the Company's restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

         THE COMPANY'S MANAGEMENT AND DIRECTORS HOLD A MAJORITY OF THE COMMON STOCK. Approximately 59.8% of the Common Stock and rights to acquire Common Stock of the Company are beneficially owned or held by Larry N. Forehand, David Nierenberg, Michael D. Domec and Louis P. Neeb, directors and/or executive officers of the Company. As a result, these individuals will have substantial control over matters requiring shareholder approval, including the election of directors.

         SHARES ELIGIBLE FOR FUTURE SALE COULD ADVERSELY IMPACT THE STOCK PRICE. Sales of substantial amounts of shares in the public market could adversely affect the market price of the Common Stock. The Company has granted limited registration rights to holders of warrants granted by the Company and Larry N. Forehand to Louis P. Neeb, Tex-Mex Partners, L.C. and a former officer of the Company to register the 757,465 underlying shares of Common Stock subject to such warrants in connection with registrations otherwise undertaken by the Company. If the Company registers these shares and these shareholders sell a large portion of their holdings on the open market at one time, the market price of the Common Stock will likely decline. In any event, the market price of the Common Stock could be subject to significant fluctuations in response to the Company's operating results and other factors.

         COMPETITION MAY ADVERSELY AFFECT THE COMPANY'S OPERATIONS AND FINANCIAL RESULTS. The restaurant industry is highly competitive with respect to price, service, restaurant location and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. The Company competes within each market against other family dining concepts, as well as quick service and casual dining concepts, for customers, employees and franchisees. Several of the Company's competitors operate more restaurants and have significantly greater financial resources and longer operating histories than the Company. The Company's inability to successfully compete with the other restaurants in its markets could prevent it from increasing or sustaining its revenues and profitability and result in a material adverse effect on its business, financial condition, results of operations or cash flows.

         CHANGES IN GENERAL ECONOMIC AND POLITICAL CONDITIONS AFFECT CONSUMER SPENDING AND MAY HARM THE COMPANY'S REVENUES AND OPERATING RESULTS. The United States currently is in a recession and these weak general economic conditions may continue through 2003. As the economy struggles, customers may become more apprehensive about the economy and reduce their level of discretionary spending. A decrease in discretionary spending could impact the frequency with which the Company's customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing the Company's revenues. Additionally, the continued military responses to the terrorist attacks on the United States, possible future terrorist attacks and the growing threat of war may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by the Company's customers could have an adverse effect on the Company's revenues and operating results.

         RISING INSURANCE COSTS COULD NEGATIVELY IMPACT PROFITABILITY. The cost of insurance (workers compensation insurance, general liability insurance, health insurance and directors and officers liability) has risen significantly in the past year and is expected to continue to increase in 2003. These increases could have a negative impact on the Company's profitability if it is not able to negate the effect of such increases by continuing to improve its operating efficiencies.

         LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS. The Company is from time to time the subject of complaints or litigation from guests alleging food-borne illness, injury or other food quality, health or operational concerns. The Company may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether it is liable. The Company is also subject to complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against the Company that could have a materially adverse effect on its business.

         The Company is subject to state "dramshop" laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, it may still be subject to a judgment in excess of its insurance coverage and it may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

         COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES. Keeping up to date and in compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, has required an increased amount of management attention and external resources. The Company remains committed to maintaining high standards of corporate governance and public disclosure. As a result, the Company intends to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

ITEM 2.         PROPERTIES

         In fiscal year 2002, the Company's executive offices were located in approximately 10,015 square feet of office space in Houston, Texas. The offices are currently leased by the Company from CO Properties No. 3, a Texas partnership owned by Larry N. Forehand and Michael D. Domec, under a gross lease (where the landlord pays utilities and property taxes) expiring in December 2006, with rental payments of $10,215 per month. See "Notes to Consolidated Financial Statements--Related Party Transactions." The Company believes that its properties are suitable and adequate for its operations.

         The Company owns the land and buildings of two restaurant locations, and the building and improvements of two restaurant locations are situated on ground leases with the balance of locations being on leased sites. In fiscal year 2002, the Company sold a previously closed restaurant for $478,000 in cash. Two of the owned restaurants closed in previous years and have been leased in prior years to either licensees or to third parties. On December 30, 2001 the Company closed three under-performing leased restaurants and in fiscal year 2002 the Company subleased those restaurants to other local operators. The Company also owns a pad site in Phoenix, Arizona that is listed for sale. Real estate leased for Company-owned restaurants is typically leased under triple net leases that require the Company to pay real estate taxes and utilities, to maintain insurance with respect to the premises and in certain cases to pay contingent rent based on sales in excess of specified amounts. Generally the non-mall locations for the Company-owned restaurants have initial terms of 10 to 20 years with renewal options.

RESTAURANT LOCATIONS

         At December 29, 2002, the Company had 50 Company-operated restaurants, 32 franchise restaurants and one licensed restaurant. As of such date, the Company operated and franchised Casa Ole restaurants in the States of Texas and Louisiana; operated Monterey's Tex-Mex Cafe restaurants in the State of Oklahoma; operated and licensed Monterey's Little Mexico restaurants in the State of Texas; operated Tortuga Coastal Cantina restaurants in the State of Texas; and also operated and franchised La Senorita restaurants in the State of Michigan. The Company's portfolio of restaurants is summarized below:

         CASA OLE
                Company-operated                   17 Leased
                Franchisee-operated                30
                                                   ---------

                        CONCEPT TOTAL              47
                                                   =========

         MONTEREY'S TEX-MEX CAFE
                Company-operated                    4 Leased
                                                    --------

                        CONCEPT TOTAL               4
                                                    ========

        MONTEREY'S LITTLE MEXICO
                Company-operated                   14 Leased
                Licensee-operated                   1
                                                   ---------

                        CONCEPT TOTAL              15
                                                   =========

        TORTUGA COASTAL CANTINA
                Company-operated                   10 Leased
                                                   ---------

                        CONCEPT TOTAL              10
                                                   =========

       LA SENORITA
                Company-operated                    5 Leased
                Franchisee-operated                 2
                                                    --------

                         CONCEPT TOTAL              7
                                                    ========

                         SYSTEM TOTAL               83
                                                    ========

ITEM 3.         LEGAL PROCEEDINGS

         The Company is involved in litigation relating to claims arising from its operations in the normal course of business. Management believes that the ultimate disposition of all uninsured matters resulting from existing litigation will not have a material adverse effect on the Company's business or financial position.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 29, 2002.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

         The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "CASA." The following table sets forth the range of quarterly high and low closing sale prices of the Company's Common Stock on the Nasdaq National Market during each of the Company's fiscal quarters since January 1, 2001.

                                                                  HIGH            LOW
                                                                  ----            ---
     FISCAL YEAR 2001:
          First Quarter (ended April 1, 2001) ........            3.19            2.25
          Second Quarter (ended July 1, 2001) ........            3.04            2.50
          Third Quarter (ended September 30, 2001) ...            3.82            2.66
          Fourth Quarter (ended December 30, 2001) ...            3.04            2.10

     FISCAL YEAR 2002:
          First Quarter (ended March 31, 2002) .......            3.80            2.75
          Second Quarter (ended June 30, 2002) .......            4.70            3.42
          Third Quarter (ended September 29, 2002) ...            4.10            2.85
          Fourth Quarter (ended December 29, 2002) ...            3.64            3.20

     FISCAL YEAR 2003:
          First Quarter (as of February 5, 2003) .....            3.68            3.36

         As of February 5, 2003, the Company estimates that there were approximately 800 beneficial owners of the Company's Common Stock, represented by approximately 64 holders of record.

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

ITEM 6.         SELECTED FINANCIAL DATA

         Balance sheet data as of January 3, 1999, January 2, 2000, December 31, 2000, December 30, 2001 and December 29, 2002 and income statement data for the fiscal years then ended have been derived from consolidated financial statements audited by KPMG LLP, independent public accountants. The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Consolidated Financial Statements and the Notes thereto included in Item 8. hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. hereof.

                                                                               FISCAL YEARS
                                                    -------------------------------------------------------------------
                                                     1998(1)        1999           2000           2001           2002
                                                    --------      --------       --------       --------       --------
                                                                (In thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues:
  Restaurant sales ..........................      $ 47,000       $ 55,997       $ 61,834       $ 61,852       $ 58,702
  Franchise fees, royalties and other .......         1,120          1,469          1,362          1,393          1,285
                                                   --------       --------       --------       --------       --------

                 Total revenues .............        48,120         57,466         63,196         63,245         59,987
                                                   --------       --------       --------       --------       --------
Costs and expenses:
  Cost of sales .............................        12,899         15,774         17,402         17,107         16,059
  Restaurant operating expenses .............        25,611         31,448         35,796         36,013         33,917
  General and administrative ................         4,429          5,191          5,548          5,457          5,198
  Depreciation and amortization .............         1,654          2,003          2,227          2,408          2,256
  Restaurant closure costs ..................            --          1,493             --            972             --
                                                   --------       --------       --------       --------       --------

                 Total costs and expenses ...        44,593         55,909         60,973         61,958         57,430
                                                   --------       --------       --------       --------       --------

Infrequently occurring income
  items, net ................................            --            437             --             --             --
                                                   --------       --------       --------       --------       --------

Operating income ............................         3,527          1,994          2,223          1,287          2,557
Other income (expense) ......................          (385)          (534)          (885)          (302)           (57)
                                                   --------       --------       --------       --------       --------

Income before income tax expense ............      $  3,142       $  1,460       $  1,338       $    985       $  2,500
                                                   ========       ========       ========       ========       ========

Extraordinary item ..........................      $     40       $     --       $     --       $     --       $     --
                                                   ========       ========       ========       ========       ========

Net income ..................................      $  1,973       $    833       $    867       $    849       $  1,704
                                                   ========       ========       ========       ========       ========

Net income per share (basic) ................      $   0.55       $   0.23       $   0.24       $   0.24       $   0.49
                                                   ========       ========       ========       ========       ========

Net income per share (diluted) ..............      $   0.55       $   0.23       $   0.24       $   0.24       $   0.48
                                                   ========       ========       ========       ========       ========

                                                        AS OF THE END OF FISCAL YEARS
                                    --------------------------------------------------------------------
                                      1998           1999           2000           2001           2002
                                    --------       --------       --------       --------       --------
                                                               (In thousands)
BALANCE SHEET DATA:
Working capital (deficit) ....      $ (1,047)      $ (1,484)      $ (1,920)      $ (3,154)      $ (2,736)
Total assets .................      $ 23,421       $ 31,043       $ 31,509       $ 30,067       $ 28,983
Long-term debt, less
   current portion ...........      $  2,870       $  8,963       $  8,300       $  5,573       $  3,400
Total stockholders' equity ...      $ 13,559       $ 14,392       $ 14,889       $ 15,717       $ 16,948

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

         The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Ole, Monterey's Tex-Mex Cafe, Monterey's Little Mexico, Tortuga Coastal Cantina and La Senorita. At December 29, 2002 the Company operated 50 restaurants, franchised 32 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

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

FISCAL YEAR

         The Company has a 52/53 week fiscal year ending on the Sunday nearest December 31. References in this Report to fiscal 2000, 2001 and 2002 relate to the periods ended December 31, 2000, December 30, 2001 and December 29, 2002 respectively. Fiscal years 2000, 2001 and 2002 presented herein consisted of 52 weeks. Fiscal year 1998 consisted of 53 weeks.

RESULTS OF OPERATIONS

FISCAL 2002 COMPARED TO FISCAL 2001

         REVENUES. The Company's revenues for the fiscal year ended December 29, 2002 were down $3,257,411 or 5.2% to $60.0 million compared with fiscal year 2001. Restaurant sales for fiscal year 2002 decreased $3,149,885 or 5.1% to $58.7 million compared with fiscal year 2001. The decline, in part, reflects the December 30, 2001 closure of three under-performing restaurants located in Boise, Idaho. Those restaurants accounted for $1.6 million of restaurant sales in fiscal year 2001. In addition, another restaurant was closed for six months during fiscal year 2002 due to fire damage, resulting in approximately $620,000 in lost revenues. The full year impact of a franchise restaurant that was purchased by the Company in July of fiscal year 2001 increased comparable revenues approximately $450,000. The remaining decrease in revenues reflects a decline in same-restaurant sales. Total system same-restaurant sales decreased 0.1%. Company-owned same restaurant sales decreased 2.4% and franchise-owned same-restaurant sales increased 2.9%.

         Franchise fees, royalties and other decreased 7.7% or $107,526 to $1.2 million. The decrease reflects the closure of one franchise restaurant on March 31, 2002 and the temporary closure of a second franchise restaurant during the fourth quarter of fiscal year 2002.

         COSTS AND EXPENSES. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, decreased as a percent of restaurant sales 30 basis points to 27.4% compared with 27.7% in fiscal 2001. While a small portion of the improvement was due to the closure of under-performing restaurants, most of the improvement reflects buying efficiencies.

         Labor and other related expenses increased as a percentage of restaurant sales 10 basis points to 33.0% compared with 32.9% in fiscal 2001. The increase in labor as a percentage of restaurant sales reflects the semi-fixed nature of management costs relative to declining same-restaurant sales.

         Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, decreased as a percentage of restaurant sales 60 basis points to 24.8% in fiscal year 2002 as compared with 25.4% in fiscal year 2001. The improvement reflects lower utility and occupancy expenses, offset by higher property and general liability insurance premiums.

         General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. General and administrative expenses increased as a percentage of total sales 10 basis points to 8.7% in fiscal year 2002 as compared with 8.6% in fiscal year 2001. Actual general and administrative expenses decreased $259,356 in fiscal year 2002 compared with fiscal year 2001. The improvement in general and administrative expenses reflects lower manager-in-training, accounting and legal expenses, offset by a change in compensation for the Company's board of directors from stock options to monetary compensation and other compensation expense to purchase vested options of terminated employees and a former director of the Company.

         Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. In fiscal 2002, depreciation and amortization did not change as a percentage of total sales, remaining at 3.7% for fiscal years 2002 and 2001. In fiscal year 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which requires goodwill and other intangible assets with indefinite lives no longer be amortized. For fiscal year 2001, amortization expense was $329,468. Actual depreciation and amortization expense decreased $168,315 in fiscal year 2002 compared with fiscal year 2001. The increase, after adjusting for the adoption of SFAS 142, reflects the addition of new assets (routine replacements for kitchen equipment, HVAC, etc. and remodels).

         During the fourth quarter of fiscal year 2002, the Company spent $15,837 in pre-opening expenses to re-open a restaurant that had been closed for six months due to fire damage.

         OTHER INCOME (EXPENSE). Net other expense decreased $245,039 to $57,380 in fiscal year 2002 compared with $302,419 in fiscal year 2001. The improvement reflects a decrease in interest expense of $322,240 as debt decreased during fiscal year 2002 from $6.6 million to $4.4 million, or $2.2 million for the fiscal year. The average effective interest rate declined 240 basis points to 6.9% in fiscal year 2002 compared with an average interest rate of 9.3% in fiscal year 2001. During the second half of fiscal year 2002, the Company received $105,000 of business interruption insurance proceeds and recorded a partial gain of $46,268 for insurance proceeds received from fire damage at the Humble, Texas restaurant location. Also during the second half of fiscal year 2002, the Company received $53,935 of interest income from the IRS for tax refunds previously recorded. In fiscal year 2001, other income included a $285,779 gain due to the sale of one restaurant.

         INCOME TAX EXPENSE. The Company's effective tax rate for fiscal year 2002 was 31.8% as compared with 13.8% in fiscal year 2001. The increase in the effective tax rate reflects the utilization of favorable tax treatment in fiscal year 2001 related to the closure of the Boise, Idaho restaurants. In fiscal year 2002, there were no restaurant closures, resulting in an effective tax rate closer to the normal corporate federal tax rate reduced by the effect of higher tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company met fiscal 2002 capital requirements with cash generated by operations. In fiscal 2002, the Company's operations generated approximately $4.4 million in cash, as compared with $3.2 million in fiscal 2001 and $3.5 million in fiscal 2000. As of December 29, 2002, the Company had a working capital deficit of approximately $2.7 million, compared with a working capital deficit of approximately $3.2 million at December 30, 2001. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

         The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During fiscal 2002, capital expenditures on property, plant and equipment were approximately $2.3 million as compared to approximately $1.8 million for fiscal 2001. Capital expenditures included the remodeling of five restaurants and the rebuilding of one restaurant that had been damaged by fire. In fiscal year 2002, the Company sold a previously closed restaurant for $478,000 in cash. Additionally, the Company had cash outlays for necessary replacement of equipment and leasehold improvements in various older units. For fiscal 2003, the Company has negotiated a deal to purchase one existing franchise restaurant, subject to final terms for closing. After closing, the Company will close the restaurant for remodel and reopen the restaurant sometime during the second quarter of fiscal 2003. In addition, the Company plans to modestly remodel three restaurants in fiscal year 2003. The estimated capital needed for fiscal year 2003 for general corporate purposes, including remodeling, is approximately $1.8 million.


         On June 29, 2001, the Company re-financed $7.8 million of its debt with Fleet National Bank. The new credit facility is for $10.0 million. The credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on June 29, 2006. The credit facility also includes a $5.0 million revolving line of credit that matures on June 29, 2004. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. The Company paid down $2.2 million of its indebtedness during the 52-weeks of fiscal year 2002. As of December 29, 2002, the Company had $4.4 million outstanding on the credit facility and is in full compliance with all debt covenants. The Company expects to be in compliance with all debt covenants in fiscal year 2003. Over the last several years, the Company's debt was incurred to carry out the July 1997 acquisition of Monterey's Acquisition Corp, the April 1999 acquisition of La Senorita Restaurants, to develop new restaurants, and to remodel existing restaurants, as well as to accommodate other working capital needs. The Company anticipates that it will use excess cash flow during fiscal year 2003 to pay down debt approximately $2.2 million.

         During fiscal year 2002, the Company's Board of Directors authorized management to implement a limited stock repurchase program in the amount of $500,000. As of December 29, 2002, the Company has bought back 119,500 common shares for $485,601, or $4.06 per share. The Company also purchased 12,425 vested options for $13,838 and 9,400 common shares for $29,140 from former employees and a former director of the Company. The Company's debt covenants allow for an additional $500,000 to implement a limited stock repurchase program in fiscal year 2003. The shares acquired are being held for general corporate purposes, including the offset of the dilutive effect on shareholders from the exercise of stock options.

         The Company's management believes that with its operating cash flow and the Company's revolving line of credit with Fleet National Bank, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and develop a new restaurant and remodel three existing restaurants through the end of the 2003 fiscal year. Unless the Company violates an important debt covenant, the Company's credit facility with Fleet National Bank is not subject to triggering events that would cause the credit facility to become due sooner than the maturity dates described in the previous paragraph.

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

         On June 25, 1998, the Company completed a sale-leaseback transaction involving the sale and leaseback of land, building and improvements of 13 company-owned restaurants. The properties were sold for $11.5 million and resulted in a gain of approximately $3.5 million that was deferred and is amortized over the terms of the leases, which are 15 years each. The leases are classified as operating leases in accordance with SFAS No. 13 "Accounting for Leases". The 13 leases have a total future minimum lease obligation of approximately $12,671,306.

         Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 29, 2002 are approximately:

2003 .........        4,054,681
2004 .........        3,818,946
2005 .........        3,394,086
2006 .........        3,364,647
2007 .........        3,189,485
Thereafter ...       19,841,174
                    -----------
                    $37,663,019
                    ===========

Long-term debt consists of the following at December 30, 2001 and December 29, 2002:

                                                                                    FISCAL YEARS
                                                                        -----------------------------------
                                                                           2001                    2002
                                                                        -----------             -----------
        Revolving Line of Credit ...........................              2,072,729                 900,000
                                                                                                -----------

        Term Note ..........................................              4,500,000               3,500,000
                                                                        -----------             -----------
          Long-term debt ...................................              6,572,729               4,400,000
          Less current installments due in 2003 ............             (1,000,000)             (1,000,000)
                                                                        -----------             -----------
          Long-term debt, excluding current installments ...            $ 5,572,729             $ 3,400,000
                                                                        ===========             ===========

         On June 29, 2001, the Company re-financed $7.8 million of its debt with Fleet National Bank. The new credit facility is for $10.0 million. The credit facility consists of a $5.0 million term note that requires principal payments quarterly and matures in five years from the closing date of June 29, 2001 and a $5.0 million revolving line of credit that matures in three years from the closing date of June 29, 2001. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. As of December 29, 2002, the Company had $4.4 million outstanding on the credit facility and was in full compliance with all debt covenants. The Company expects to be in compliance with all debt covenants in fiscal year 2003.

        Maturities on long-term debt are as follows:
                 2003 ..................................             1,000,000
                 2004 ..................................             1,900,000
                 2005 ..................................             1,000,000
                 2006 ..................................               500,000
                 2007 ..................................                    --
                                                                    ----------
                                                                    $4,400,000
                                                                    ==========

         RELATED PARTIES. The Company leases its executive offices from a company owned by two shareholders of Mexican Restaurants, Inc. Net lease expense related to these facilities in fiscal 2000, 2001 and 2002 was $89,592, $94,416 and $122,584 respectively.

         In May 1998 the Board of Directors of the Company adopted a program to assist executives and five key employees of the Company in their purchasing of shares of the Company. As of December 29, 2002, only two executives and one key employee remained in the program. As adopted, the program provided for the Company to assist the executives and key employees in obtaining third party loans to finance such purchases. As of February 1, 2003, the maturity date of the employee third party loans, the Company no longer guarantees employee third party loans. The Company does provide for annual cash bonuses to such executives to provide for payment of interest expense and principal amounts to amortize these loans in not more than five years. The bonus payments are based on attainment of earnings per share targets established by the Company's Board of Directors.

         The Company provides accounting and administrative services for the Casa Ole Media and Production Funds. The Casa Ole Media and Production Funds are not-for-profit, unconsolidated entities used to collect money from company -owned and franchise-owned restaurants to pay for the marketing of Casa Ole restaurants. Each restaurant contributes an agreed upon percentage of its sales to the funds.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amounts outstanding at year-end, a 1% change in interest rates would change interest expense by approximately $44,000.

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

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required in response to this Item 10 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.        EXECUTIVE COMPENSATION

         The information required in response to this Item 11is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this Item 12 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                      EQUITY COMPENSATION PLAN INFORMATION

                                        (a)                         (b)                                 (c)
                               --------------------------    --------------------        ------------------------------------
Plan category                  Number of securities to be    Weighted average            Number of securities remaining
                               issued upon exercise of       exercise price of           available for future issuance under
                               outstanding options,          outstanding options,        equity compensation plans (excluding
                               warrants and rights           warrants and rights         securities reflected in column (a))

Equity compensation
plans approved by
security holders                     105,200                       4.23                                94,800

Equity compensation
plans not approved by
security holders                     935,270                       7.20                               124,500

Total                              1,040,470                       6.90                               219,300

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this Item 13 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14.        CONTROLS AND PROCEDURES

         (a) Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer together with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-14 (c) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in the Company's periodic SEC filings.

         (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company carried out its evaluation referenced in paragraph (a) above.

                                     PART IV

ITEM 15.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                           ON FORM 8-K

         (a)      Documents filed as part of Report.

                  1.       Financial Statements:

                           The Financial Statements are listed in the index to
                  Consolidated Financial Statements on page F-1 of this Report.

                  2.       Exhibits:

                           3.1 Articles of Incorporation of the Company (as amended and incorporated by reference to the corresponding Exhibit number of the Company's Form 8-K filed on May 25, 1999 with the Securities and Exchange Commission).

                           ++3.2    Bylaws of the Company.

                           ++4.1 Specimen of Certificate of Common Stock of the Company.

                           ++4.2 Articles of Incorporation of the Company (see 3.1 above).

                           ++4.3    Bylaws of the Company (see 3.2 above).

                           ++10.1 Employment Agreement by and between the Company and Louis P. Neeb dated February 28, 1996.

                           10.2 Indemnity Agreement by and between the Company and Louis P. Neeb dated as of April 10, 1996 (incorporated by reference to Exhibit 10.4 of the Company's Form S-1 Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678)).

                           10.3 Indemnity Agreement by and between the Company and Larry N. Forehand dated as of April 10, 1996 (incorporated by reference to
                                    Exhibit 10.5 of the Company's Form S-1
                                    Registration Statement filed under the
                                    Securities Act of 1933, dated April 24,
                                    1996, with the Securities and Exchange
                                    Commission (Registration Number 333-1678)).

                           10.4 Indemnity Agreement by and between the Company and John C. Textor dated as of April 10, 1996 (incorporated by reference to Exhibit 10.6 of the Company's Form S-1 Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678)).

                           10.5 Indemnity Agreement by and between the Company and Michael D. Domec dated as of April 10, 1996 (incorporated by reference to
                                    Exhibit 10.8 of the Company's Form S-1
                                    Registration Statement filed under the
                                    Securities Act of 1933, dated April 24,
                                    1996, with the Securities and Exchange
                                    Commission (Registration Number 333-1678)).

                           10.6 Indemnity Agreement by and between the Company and J.J. Fitzsimmons dated as of April 10, 1996 (incorporated by reference to
                                    Exhibit 10.10 of the Company's Form S-1
                                    Registration Statement filed under the
                                    Securities Act of 1933, dated April 24,
                                    1996, with the Securities and Exchange
                                    Commission (Registration Number 333-1678)).

                           10.7 Indemnity Agreement by and between the Company and Richard E. Rivera dated as of April 10, 1996 (incorporated by reference to
                                    Exhibit 10.11 of the Company's Form S-1
                                    Registration Statement filed under the
                                    Securities Act of 1933, dated April 24,
                                    1996, with the Securities and Exchange
                                    Commission (Registration Number 333-1678)).

                           10.8 Corrected Warrant Agreement by and between the Company and Louis P. Neeb dated as of February 26, 1996 (incorporated by reference to Exhibit 10.12 of the Company's Form S-1 Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678)).

                           10.9 Corrected Warrant Agreement by and between the Company and Tex-Mex Partners, L.C. dated as of February 26, 1996 (incorporated by reference to Exhibit 10.13 of the Company's Form S-1 Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678)).

                           10.10 Form of the Company's Multi-Unit Development Agreement (incorporated by reference to
                                    Exhibit 10.14 of the Company's Form S-1
                                    Registration Statement filed under the
                                    Securities Act of 1933, dated April 24,
                                    1996, with the Securities and Exchange
                                    Commission (Registration Number 333-1678)).

                           10.11 Form of the Company's Franchise Agreement (incorporated by reference to Exhibit 10.15 of the Company's Form S-1 Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678)).

                           +10.12 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 10.16 of the Company's Form S-1 Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678)).

                           +10.13 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.17 of the Company's Form S-1 Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678)).

                           10.14 Corrected Warrant Agreement by and between Larry N. Forehand and Louis P. Neeb dated as of February 26, 1996 (incorporated by reference to Exhibit 10.31 of the Company's Form S-1 Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678)).

                           10.15 Corrected Warrant Agreement by and between Larry N. Forehand and Tex-Mex Partners, L.C. dated as of February 26, 1996 (incorporated by reference to Exhibit 10.32 of the Company's Form S-1 Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678)).

                           10.16 Corrected Warrant Agreement by and between Larry N. Forehand and Patrick A. Morris dated as of February 26, 1996 (incorporated by reference to Exhibit 10.33 of the Company's Form S-1 Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678)).

                           10.17 Corrected Warrant Agreement by and between Larry N. Forehand and Stacy M. Riffe dated as of February 26, 1996 (incorporated by reference to Exhibit 10.34 of the Company's Form S-1 Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678)).

                           10.18 Indemnification letter agreement by Larry N. Forehand dated April 10, 1996 (incorporated by reference to Exhibit 10.35 of the Company's Form S-1 Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678)).

                           +10.19   1996 Manager's Stock Option Plan
                                    (incorporated by reference to Exhibit 99.2 of the Company's Form S-8 Registration Statement Under the Securities Act of 1933, dated February 24, 1997, filed with the Securities and Exchange Commission).

                           +10.20 Employment Agreement by and between the Company and Curt Glowacki dated May 15, 1997 (incorporated by reference to Exhibit 10.44 of the Company's Form 10-K Annual Report filed on March 30, 1998 with the Securities and Exchange Commission).

                           +10.21 Employment Agreement by and between the Company and Andrew J. Dennard dated May 20, 1997 (incorporated by reference to Exhibit
                                    10.45 of the Company's Form 10-K Annual
                                    Report filed on March 30, 1998 with the
                                    Securities and Exchange Commission).

                           *10.22 Fleet Revolving Credit and Term Loan Agreement between Mexican Restaurants, Inc., as the Borrower, and Fleet National Bank, as the Bank, for $10,000,000 dated June 29, 2001.

                           21.1     List of subsidiaries of the Company
                                    (incorporated by reference to Exhibit 22.1 of the Company's Form S-1 Registration Statement Under the Securities Act of 1933, dated April 24,1996, filed by the Company with the Securities and Exchange Commission).

                           *23.1    Consent of KPMG LLP.

                           *24.1 Power of Attorney (included on the signature page to this Form 10-K).

                           *99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           *99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
                           *        Filed herewith.

                           ++ Incorporated by reference to corresponding Exhibit number of the Company's Form S-1 Registration Statement under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration number 333-1678).

                           + Management contract or compensatory plan or arrangement.

         (b)      Reports on Form 8-K

                  There have been no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2003.


                                    MEXICAN RESTAURANTS, INC.



                                    By: /s/ Louis P. Neeb
                                    ----------------------------------
                                    Louis P. Neeb,
                                    Chairman of the Board of Directors


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

     SIGNATURE                                                 TITLE                                   DATE
     ---------                                                 -----                                   ----



/s/ Louis P. Neeb                           Chairman of the Board of
---------------------------                 Directors                                              March 5, 2003
Louis P. Neeb



/s/ Larry N. Forehand                       Founder and Vice Chairman of the
---------------------------                 Board of Directors                                     March 5, 2003
Larry N. Forehand



/s/ Curt Glowacki                           President and
---------------------------                 Chief Executive Officer
Curt Glowacki                               (Principal Executive Officer)                          March 5, 2003



/s/ Andrew J. Dennard                       Vice President and
---------------------------                 Chief Financial Officer
Andrew J. Dennard                           (Principal Financial and Accounting Officer)           March 5, 2003



/s/ David Nierenberg                        Director                                               March 5, 2003
---------------------------
David Nierenberg



/s/ Michael D. Domec                        Director                                               March 5, 2003
---------------------------
Michael D. Domec



/s/ J. J. Fitzsimmons                       Director                                               March 5, 2003
---------------------------
J. J. Fitzsimmons



/s/ Thomas E. Martin                        Director                                               March 5, 2003
---------------------------
Thomas E. Martin



/s/ J. Stuart Sargent                       Director                                               March 5, 2003
---------------------------
J. Stuart Sargent

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Curt Glowacki, certify that:

1. I have reviewed this annual report on Form 10-K of Mexican Restaurants, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 5, 2003



                                    ----------------------------
                                    By:  Curt Glowacki,
                                         Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Andrew J. Dennard, certify that:

1. I have reviewed this annual report on Form 10-K of Mexican Restaurants, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 5, 2003



                                    ----------------------------
                                    By:  Andrew J. Dennard,
                                         Chief Financial Officer

                            MEXICAN RESTAURANTS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   PAGE
Report of Independent Auditors..................................................................................    F-2

Consolidated Balance Sheets as of December 30, 2001 and December 29, 2002.......................................    F-3

Consolidated Statements of Income for each of the years in the three fiscal-year
  period ended December 29, 2002................................................................................    F-4

Consolidated Statements of Stockholders' Equity for each of the years in
  the three fiscal-year period ended December 29, 2002..........................................................    F-5

Consolidated Statements of Cash Flows for each of the years in the three
  fiscal-year period ended December 29, 2002....................................................................    F-6

Notes to Consolidated Financial Statements......................................................................    F-7

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Mexican Restaurants, Inc.:


         We have audited the accompanying consolidated balance sheets of Mexican Restaurants, Inc. and subsidiaries (the Company) as of December 30, 2001 and December 29, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 29, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexican Restaurants, Inc. and subsidiaries as of December 30, 2001 and December 29, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets.


KPMG LLP


Houston, Texas
February 14, 2003

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     DECEMBER 30, 2001 AND DECEMBER 29, 2002

                                                                                                FISCAL YEARS
                                                                                      -------------------------------
                                                                                          2001               2002
                                                                                      ------------       ------------
ASSETS

Current assets:
  Cash and cash equivalents                                                           $    311,423       $    526,536
  Royalties receivable                                                                     113,329            142,031
  Other receivables                                                                        554,211            659,901
  Inventory                                                                                654,237            557,555
  Taxes receivable                                                                         333,038            382,882
  Prepaid expenses and other current assets                                                682,058            592,075
                                                                                      ------------       ------------
         Total current assets                                                            2,648,296          2,860,980
                                                                                      ------------       ------------

Property, plant and equipment                                                           25,550,483         27,347,171
  Less accumulated depreciation                                                         (8,749,475)       (10,706,035)
                                                                                      ------------       ------------
         Net property, plant and equipment                                              16,751,008         16,641,136
Deferred tax assets                                                                      1,145,360            454,453
Property held for resale                                                                 1,399,672            963,605
Other assets                                                                             8,122,278          8,062,605
                                                                                      ------------       ------------

                                                                                      $ 30,066,614       $ 28,982,779
                                                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt                                                $  1,000,000       $  1,000,000
Accounts payable                                                                         1,947,973          1,879,171
Accrued sales and liquor taxes                                                             464,495            441,264
Accrued payroll and taxes                                                                1,123,083            999,403
Accrued expenses                                                                         1,266,786          1,277,525
                                                                                      ------------       ------------

         Total current liabilities                                                       5,802,337          5,597,363
                                                                                      ------------       ------------

Long-term debt                                                                           5,572,729          3,400,000
Other liabilities                                                                          580,696            852,214
Deferred gain                                                                            2,393,639          2,185,498

Stockholders' equity:
  Preferred stock, $.01 par value,
    1,000,000 shares authorized, none issued                                                    --                 --
  Capital stock, $0.01 par value, 20,000,000 shares
    authorized, 4,732,705 shares issued                                                     47,327             47,327
  Additional paid-in capital                                                            20,121,076         20,121,076
  Retained earnings                                                                      6,873,797          8,577,725
  Deferred Compensation                                                                   (130,215)           (88,911)
  Treasury stock, cost of 1,219,200 common shares in 2001 and 1,348,100
    common shares in 2002                                                              (11,194,772)       (11,709,513)
                                                                                      ------------       ------------
         Total stockholders' equity                                                     15,717,213         16,947,704
                                                                                      ------------       ------------

                                                                                      $ 30,066,614       $ 28,982,779
                                                                                      ============       ============


          See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000,
                     DECEMBER 30, 2001 AND DECEMBER 29, 2002

                                                                                     FISCAL YEARS
                                                                  --------------------------------------------------
                                                                      2000               2001               2002
                                                                  ------------       ------------       ------------
Revenues:
  Restaurant sales .........................................      $ 61,833,623       $ 61,851,469       $ 58,701,584
  Franchise fees, royalties and other ......................         1,361,909          1,393,157          1,285,631
                                                                  ------------       ------------       ------------
                                                                    63,195,532         63,244,626         59,987,215

Costs and expenses:
  Cost of sales ............................................        17,401,417         17,107,319         16,059,396
  Labor ....................................................        20,768,127         20,327,514         19,345,618
  Restaurant operating expenses ............................        15,028,247         15,685,679         14,571,177
  General and administrative ...............................         5,547,784          5,457,232          5,197,876
  Depreciation and amortization ............................         2,111,839          2,408,121          2,239,806
  Pre-opening costs ........................................           115,331                254             15,837
  Asset impairments and restaurant closure costs ...........                --            971,885                 --
                                                                  ------------       ------------       ------------
                                                                    60,972,745         61,958,004         57,429,710


         Operating income ..................................         2,222,787          1,286,622          2,557,505
                                                                  ------------       ------------       ------------

Other income (expense):
  Interest income ..........................................            18,141             51,182            113,128
  Interest expense .........................................          (865,355)          (692,939)          (370,699)
  Other, net ...............................................           (37,383)           339,338            200,191
                                                                  ------------       ------------       ------------
                                                                      (884,597)          (302,419)           (57,380)
                                                                  ------------       ------------       ------------
Income before income tax expense ...........................         1,338,190            984,203          2,500,125
Income tax expense .........................................           471,000            135,527            796,197
                                                                  ------------       ------------       ------------

         Net income ........................................      $    867,190       $    848,676       $  1,703,928
                                                                  ============       ============       ============

Basic income per share .....................................      $        .24       $        .24       $        .49
                                                                  ============       ============       ============

Diluted income per share ...................................      $        .24       $        .24       $        .48
                                                                  ============       ============       ============

Weighted average number of shares (basic) ..................         3,579,326          3,520,687          3,447,957
                                                                  ============       ============       ============

Weighted average number of shares (diluted) ................         3,580,380          3,527,291          3,520,769
                                                                  ============       ============       ============


          See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           FOR THE FISCAL YEARS ENDED
                      DECEMBER 31, 2000, DECEMBER 30, 2001
                              AND DECEMBER 29, 2002

                                                       ADDITIONAL                                                         TOTAL
                                           CAPITAL       PAID-IN        RETAINED        TREASURY         DEFERRED      STOCKHOLDERS'
                                            STOCK        CAPITAL        EARNINGS          STOCK        COMPENSATION       EQUITY
                                           --------    -----------     ----------     -------------    ------------    -----------
Balances at January 2, 2000                $47,327     $20,537,076     $5,157,931     $ (11,350,000)             --    $14,392,334

  Net income                                     --             --        867,190                --              --        867,190

  Issuance of Restricted Stock                   --       (416,000)            --           622,500        (206,500)            --

  Repurchase of shares                           --             --             --          (405,843)             --       (405,843)

  Amortization of Deferred Compensation          --             --             --                --          34,981         34,981
                                           --------    -----------     ----------     -------------     -----------    -----------

Balances at December 31, 2000              $ 47,327    $20,121,076     $6,025,121     $ (11,133,343)    $  (171,519)   $14,888,662

  Net income                                     --             --        848,676                --              --        848,676

  Repurchase of shares                           --             --             --           (61,429)             --        (61,429)

  Amortization of Deferred Compensation          --             --             --                --          41,304         41,304
                                           --------    -----------     ----------     -------------     -----------    -----------

Balances at December 30, 2001              $ 47,327    $20,121,076     $6,873,797     $ (11,194,772)    $  (130,215)   $15,717,213

  Net income                                     --             --      1,703,928                --              --      1,703,928

  Repurchase of shares                           --             --             --          (514,741)             --       (514,741)

  Amortization of Deferred Compensation          --             --             --                --          41,304         41,304
                                           --------    -----------     ----------     -------------     -----------    -----------

Balances at December 29, 2002              $ 47,327    $20,121,076     $8,577,725     $ (11,709,513)    $   (88,911)   $16,947,704
                                           ========    ===========     ==========     =============     ===========    ===========

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000,
                    DECEMBER 30, 2001, AND DECEMBER 29, 2002

                                                                                                FISCAL YEARS

                                                                                 2000                2001                 2002
                                                                              -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ...........................................................        $   867,190         $   848,676         $ 1,703,928
Adjustments to reconcile net income to net
       cash provided by operating activities:
    Depreciation and amortization ....................................          2,111,839           2,408,121           2,239,806
    Deferred gain amortization .......................................           (243,518)           (226,437)           (208,141)
    Asset impairments and restaurant closure costs ...................                 --             971,885                  --
    Gain on sale of fixed assets .....................................             19,537            (285,779)            (27,727)
    Deferred compensation expense ....................................             34,981              41,304              41,304
    Deferred income taxes ............................................            223,212              22,301             690,907
Changes in assets and liabilities, net of effects of acquisitions:
    Royalties receivable .............................................            (24,138)            (46,531)            (28,702)
    Other receivables ................................................           (163,135)            (99,455)           (105,690)
    Taxes receivable/payable .........................................           (136,653)            (75,958)            (49,844)
    Inventory ........................................................            (17,434)             64,392              96,682
    Prepaids and other current assets ................................            (30,985)           (222,246)             22,431
    Other assets .....................................................             (5,696)           (224,088)             28,282
    Accounts payable .................................................            531,146          (1,005,676)            (68,802)
    Accrued expenses and other liabilities ...........................            146,331           1,067,900            (136,172)
    Deferred franchise fees and other long-term liabilities ..........            205,404             (38,563)            234,548
                                                                              -----------         -----------         -----------
          Total adjustments ..........................................          2,650,891           2,351,170           2,728,882
                                                                              -----------         -----------         -----------
          Net cash provided by operating activities ..................          3,518,081           3,199,846           4,432,810
                                                                              -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Insurance proceeds from fire loss on building ........................                 --                  --             255,844
Purchase of property, plant and equipment ............................         (2,840,040)         (1,844,795)         (2,264,071)
Proceeds from sale of property, plant and equipment ..................            283,521             108,738             478,000
                                                                              -----------         -----------         -----------
Net cash used in investing activities ................................         (2,556,519)         (1,736,057)         (1,530,227)
                                                                              -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings under line of credit agreement ........................           (663,320)         (1,727,271)         (2,172,729)
Purchase of treasury stock ...........................................           (405,843)            (61,429)           (514,741)
                                                                              -----------         -----------         -----------
          Net cash used in financing activities ......................         (1,069,163)         (1,788,700)         (2,687,470)
                                                                              -----------         -----------         -----------
          Increase (decrease) in cash and cash equivalents ...........           (107,601)           (324,911)            215,113

Cash and cash equivalents at beginning of year .......................            743,935             636,334             311,423
                                                                              -----------         -----------         -----------
Cash and cash equivalents at end of year .............................        $   636,334         $   311,423         $   526,536
                                                                              ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year:
     Interest ........................................................        $   832,528         $   671,749         $   341,330
     Income taxes ....................................................            388,608             280,154             408,339
Non-cash financing activities:
     Sale of property for notes receivable ...........................                 --             244,109                  --
     Purchase of property for notes receivable .......................                 --             207,800                  --
     Issuance of restricted stock ....................................            206,500                  --                  --


          See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 31, 2000, DECEMBER 30, 2001 AND DECEMBER 29, 2002


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

         (b)  Principles of Consolidation

         The consolidated financial statements include the accounts of Mexican Restaurants, Inc. and its wholly owned subsidiaries, after elimination of all significant inter-company transactions. The Company owns and operates various Mexican restaurant concepts principally in Texas, Oklahoma and Michigan. The Company's three Idaho restaurants were closed on December 30, 2001 and the restaurants are either subleased or leased to third parties. The Company also franchises the Casa Ole concept principally in Texas and Louisiana and the La Senorita concept principally in the State of Michigan.

         (c)  Fiscal Year

         The Company maintains its accounting records on a 52/53 week fiscal year ending on the Sunday nearest December 31. Fiscal years 2000, 2001 and 2002 consisted of 52 weeks.

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

                  Buildings and improvements....................   20-40 years
                  Vehicles......................................       5 years
                  Equipment.....................................    3-15 years
                  Leasehold improvements........................    3-20 years

         Significant expenditures that add materially to the utility or useful lives of property, plant and equipment are capitalized. All other maintenance and repair costs are charged to current operations. The cost and related accumulated depreciation of assets replaced, retired or otherwise disposed of are eliminated from the property accounts and any gain or loss is reflected as other income and expense. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of the asset. There were no such impairment costs in fiscal year 2002. In fiscal year 2001, the Company recorded asset impairment and restaurant closure costs of $971,885. These costs related to the closure of three restaurants located in Boise, Idaho and to the impairment of the carrying value of previously closed restaurants due to their sale or sublease. There was no such impairment cost in fiscal year 2000.

         Property held for resale is separately aggregated in the consolidated balance sheet and is recorded at the estimated fair market value of $963,605 and $1,399,672 for fiscal years 2002 and 2001, respectively. Fiscal year 2002 included a gain on restoration of a fire-damaged restaurant of $46,268, and fiscal year 2001 also included a gain on sale of a restaurant of $285,779.

         (h)  Goodwill and Other Intangible Assets

         Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

         In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. Management evaluated goodwill as required by SFAS 142 both upon its adoption and as of December 29, 2002 and has determined that the fair value exceeded the carrying amount of the reporting unit and no impairment of goodwill exists.

         Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited (40 years for MAC and 15 years for La Senorita) and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

         At December 29, 2002, other assets included $7.2 million of goodwill primarily resulting from the MAC and La Senorita acquisitions. The adoption of SFAS 142 resulted in the elimination of annual amortization expense related to goodwill in the amount of approximately $329,468. If SFAS had been adopted in fiscal 2001, adjusted net loss for the fourth quarter would have been ($214,150) or ($0.06) per share and adjusted net income for the 52-week fiscal year would have been $1,132,677 or $0.32 per share.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         (i)  Impairment of Long-Lived Assets

         SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements.

         In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

         Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

         Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

         (j)  Income Taxes

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

         (l)  Stock Options

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

         (m)  Use of Estimates

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

         (n)  Insurance proceeds

         During the second half of fiscal year 2002, the Company received $105,000 of business interruption insurance proceeds and recorded a partial gain of $46,268 for insurance proceeds received from fire damage at the Humble, Texas restaurant location. These amounts were recorded in other income (expense) during 2002.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         (o)  Recently Issued Accounting Standards

         In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

(2)   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 2001 and December 29, 2002 were as follows:

                                                                              FISCAL YEARS
                                                                        2001                 2002
                                                                   ------------        ------------
                  Land...........................................  $    129,591        $    129,591
                  Buildings and improvements.....................     1,159,115           1,191,228
                  Vehicles.......................................        54,989              54,989
                  Equipment and smallwares.......................    13,752,123          14,656,386
                  Leasehold improvements.........................    10,404,665          11,314,977
                                                                   ------------        ------------
                            Total................................  $ 25,500,483        $ 27,347,171
                                                                   ============        ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(3)   LONG-TERM DEBT

         Long-term debt consists of the following at December 30, 2001 and December 29, 2002:

                                                                                             FISCAL YEARS
                                                                                      2001                2002
                                                                                   -----------         -----------
               Revolving Line of Credit ...................................          2,072,729             900,000

               Term Note ..................................................          4,500,000           3,500,000
                                                                                   -----------         -----------
                      Long-term debt ......................................          6,572,729           4,400,000
                      Less current installments due in 2003 ...............         (1,000,000)         (1,000,000)
                                                                                   -----------         -----------
                      Long-term debt, excluding current installments ......        $ 5,572,729         $ 3,400,000
                                                                                   ===========         ===========


         On June 29, 2001, the Company re-financed $7.8 million of its debt with Fleet National Bank. The new credit facility is for $10.0 million. The credit facility consists of a $5.0 million term note that requires principal payments quarterly and matures in five years from the closing date of June 29, 2001 and a $5.0 million revolving line of credit that matures in three years from the closing date of June 29, 2001. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. As of December 29, 2002, the Company had $4.4 million outstanding on the credit facility and is in full compliance with all debt covenants.

         Maturities on long-term debt are as follows:

                  2003..........................................       1,000,000
                  2004..........................................       1,900,000
                  2005..........................................       1,000,000
                  2006..........................................         500,000
                  2007..........................................              --
                                                                     -----------
                                                                     $ 4,400,000
                                                                     ===========

(4)   INCOME TAXES

         The provision for income tax expense (benefit) is summarized as follows for fiscal years 2000, 2001 and 2002:

                                                                          2000              2001               2002
                                                                       ----------        ----------         ----------
                  Current:
                         Federal ..............................        $  220,388        $  117,925         $   50,630
                         State and local ......................            27,400            (4,699)            54,660
                  Deferred ....................................           223,212            22,301            690,907
                                                                       ----------        ----------         ----------
                                                                       $  471,000        $  135,527         $  796,197
                                                                       ==========        ==========         ==========

         The actual income tax expense differs from expected income tax expense calculated by applying the U.S. federal corporate tax rate to income before income tax expense as follows:

                                                                          2000              2001               2002
                                                                       ----------        ----------         ----------
                  Expected tax expense ........................        $  454,984        $  334,629         $  850,042
                  State tax expense, net ......................            48,180            28,213             74,718
                  Non-deductible amortization .................            83,497            30,609              3,391
                  Tax credits .................................          (129,690)         (215,656)          (133,886)
                  Other .......................................            14,029           (42,268)             1,932
                                                                       ----------        ----------         ----------
                                                                       $  471,000        $  135,527         $  796,197
                                                                       ==========        ==========         ==========

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 30, 2001 and December 29, 2002 are as follows:

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                                            DECEMBER 30,        DECEMBER 29,
                                                                                2001                2002
                                                                            ------------        ------------
                  Deferred tax assets:
                     Sale-leaseback ................................        $   835,474         $   807,978
                     Tax credit carryforwards and AMT credit .......            519,780             309,896
                     Asset impairments .............................            327,042             153,660
                     Accrued expenses ..............................           173 ,441              67,617
                     Other .........................................             34,710              11,804
                                                                            -----------         -----------
                                                                            $ 1,890,447         $ 1,350,955
                                                                            -----------         -----------
                  Deferred tax liabilities:
                  Deferred Liabilities (deferred gain) .............                 --             (17,105)
                  Depreciation differences .........................        $  (745,087)        $  (879,397)
                                                                            -----------         -----------
                                                                            $  (745,087)        $  (896,502)
                                                                            -----------         -----------

                  Net deferred taxes ...............................        $ 1,145,360         $   454,453
                                                                            ===========         ===========

         At December 29, 2002, the Company determined that it was more likely than not that the deferred tax assets would be realized based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible. At December 29, 2002, the Company has tax credit carryforwards of $310,000 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

(5)   COMMON STOCK, OPTIONS AND WARRANTS

         (a)  1996 Long Term Incentive Plan

         The Board of Directors and shareholders of the Company have approved the Mexican Restaurants, Inc. 1996 Long Term Incentive Plan (the "Incentive Plan"). The Incentive Plan, as amended, authorizes the granting of up to 500,000 shares of Common Stock in the form of incentive stock options and non-qualified stock options to key executives and other key employees of the Company, including officers of the Company and its subsidiaries. The purpose of the Incentive Plan is to attract and retain key employees, to motivate key employees to achieve long-range goals and to further align the interests of key employees with those of the other shareholders of the Company. Options granted under the Incentive Plan will generally vest and become exercisable at the rate of 10% on the first anniversary of the date of grant, 15% on the second anniversary of the date of grant, and 25% on each of the third through fifth anniversaries of the date of grant. All stock options granted pursuant to the 1996 Long Term Incentive Plan will be nonqualified stock options and will remain exercisable until the earlier of ten years from the date of grant or no more than 90 days after the optionee ceases to be an employee of the Company.

         (b)  Stock Option Plan for Non-Employee Directors

         The Company has adopted the Mexican Restaurants, Inc. Stock Option Plan for Non-Employee Directors (the "Directors Plan") for its outside directors and has reserved 200,000 shares of Common Stock for issuance thereunder. The Directors Plan provides that each outside director will automatically be granted an option to purchase 10,000 shares of Common Stock at the time of becoming a director. These options will be exercisable in 20% increments and will vest equally over the five-year period from the date of grant. Such options are priced at the fair market value at the time an individual is elected as a director. Until recently, each outside director received options to purchase 1,500 shares of Common Stock quarterly, plus additional options for attendance at committee meetings, exercisable at the fair market value of the Common Stock at the close of business on the date immediately preceding the date of grant. Such annual options will vest at the conclusion of one year, so long as the individual remains a director of the Company. All stock options granted pursuant to the Directors Plan will be nonqualified stock options and will remain exercisable until the earlier of ten years from the date of grant or six months after the optionee ceases to be a director of the Company.

         As of the third quarter of fiscal year 2002, compensation for each outside director was changed from quarterly options to cash payments of $2,000 per quarter and $1,000 per board meeting attended. The chairman of the audit committee receives an additional compensation of $5,000 per quarter.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         (c)  1996 Manager's Stock Option Plan

         The Company has adopted the 1996 Manager's Stock Option Plan (the "Manager's Plan") specifically for its store-level managers. The Manager's Plan authorizes the granting of up to 200,000 shares of Common Stock in the form of non-qualified stock options to store-level managers of the Company. The purpose of the Manager's Plan is to attract, retain and motivate restaurant managers to achieve long-range goals and to further align the interests of those employees with those of the other shareholders of the Company. Options granted under the Manager's Plan will generally vest and become exercisable at the rate of 10% on the first anniversary of the date of grant, 15% on the second anniversary of the date of grant, and 25% on each of the third through fifth anniversaries of the date of grant. All stock options granted pursuant to the 1996 Manager's Stock Option Plan will be nonqualified stock options and will remain exercisable until the earlier of ten years from the date of grant or no more than 90 days after the optionee ceases to be an employee of the Company.

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

         In late fiscal 1998 the Company exchanged a note valued in the amount of $148,534 (principal and accrued interest) for 98,301 warrants to purchase Common Stock previously held by a former officer of the Company. The warrants, which were granted by Larry N. Forehand with an exercise price of $10.90 per share, became exercisable in April 1998. Upon an exercise by Mr. Neeb or Tex-Mex of the warrants granted to them by the Company, the Company plans to exercise these newly acquired warrants simultaneously and use the warrant shares acquired from Mr. Forehand to satisfy a portion of its obligations under its warrant agreements with Mr. Neeb and Tex-Mex.

         (e)  Stock Transactions

         During 1999 and 2000 the Company authorized the granting of 64,000 shares of restricted stock to key executives. The awards were valued at an average of $3.50 per share and will vest in 20% increments over a five year period from the date of the grant. Compensation expense of $41,304 was recognized in both fiscal years 2001 and 2002, respectively.

         During fiscal year 2002, the Company repurchased 119,500 shares of common stock for $485,601, and also purchased 12,425 vested options for $13,838 and 9,400 common shares for $29,140 from former employees and a former director of the Company. During fiscal year 2001, the Company repurchased 18,800 shares from two former employees for $61,429. During fiscal year 2000, the Company repurchased 120,000 shares of common stock for $375,000 in a private transaction, and repurchased 9,400 shares from a former executive and current franchise holder for $30,843.

         (f)  Option and Warrant Summary

                                                                                             Weighted Average
                                                                              Shares          Exercise Price
                                                                            ----------       ----------------
                  Balance at January 2, 2000 .......................           906,095           $  8.71
                      Granted ......................................            82,800           $  3.23
                      Exercised ....................................                --                --
                      Canceled .....................................           (84,950)          $  7.96
                                                                            ----------           -------
                                                                               903,945           $  8.29
                  Balance at December 30, 2001
                      Granted ......................................           252,025           $  2.79
                      Exercised ....................................                --                --
                      Canceled .....................................          (115,000)          $  5.97
                                                                            ----------           -------
                                                                             1,040,970           $  7.06
                  Balance at December 29, 2002
                      Granted ......................................            76,800           $  3.46
                      Exercised ....................................                --                --
                      Canceled .....................................           (77,300)          $  5.61
                                                                            ----------           -------
                                                                             1,040,470           $  6.90

         The options (680,700) and warrants (359,770) outstanding at December 29, 2002 had exercise prices ranging between $2.50 to $11.00, of which 167,000 of the options had exercise prices ranging from $8.63 to $11.00, and 359,770 of the warrants had a exercise price of $10.90. As of December 29, 2002, 681,600 options and warrants were exercisable at an average price of $8.77.

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

                                                                                  2000           2001          2002
                                                                               ----------     ----------     ----------
         Net income - as reported ........................................     $  867,190     $  848,676     $1,703,928
         Proforma net income - pro forma for SFAS No. 123 ................        756,549        805,333      1,696,458
         Net income per share - as reported ..............................           0.24           0.24           0.49
         Pro forma net income per share - pro forma for SFAS No. 123 .....           0.21           0.23           0.49

         The weighted average fair value of the options and warrants granted during 2000, 2001 and 2002 is estimated at $2.29, $1.40 and $1.41 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 85% for 2000, 54% for 2001 and 40% for 2002, risk-free interest rate of 6.2% for 2000, 4.6% for 2001 and 3.8% for 2002, an expected life of 5 years for options and 4 years for warrants and 0% dividend yield.

         (h) Income Per Share

         Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. For fiscal years 2000, 2001 and 2002, the effect of dilutive stock options increase the weighted average shares outstanding by approximately 1,054, 6,607 and 72,855 shares respectively. For fiscal years 2000 and 2001, the effect of dilutive stock options did not affect the determination of diluted income per share. For fiscal year 2002, such stock options and warrants did affect the determination of diluted income approximately $0.01 per share. Approximately 899,000, 835,570 and 659,470 options and warrants were considered antidilutive for fiscal years 2000, 2001 and 2002 respectively.

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

         On June 25, 1998, the Company completed a sale-leaseback transaction involving the sale and leaseback of land, building and improvements of 13 company-owned restaurants. The properties were sold for $11.5 million and resulted in a gain of approximately $3.5 million that was deferred and is amortized over the terms of the leases, which are 15 years each. The leases are classified as operating leases in accordance with SFAS No. 13 "Accounting for Leases". The 13 leases have a total future minimum lease obligation of approximately $12,671,306 and are included in the future minimum lease payment schedule below.

         Future minimum lease payments (which includes the three closed restaurants scheduled below) under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 29, 2002 are approximately:

         2003 ....................          4,054,681
         2004 ....................          3,818,946
         2005 ....................          3,394,086
         2006 ....................          3,364,647
         2007 ....................          3,189,485
         Thereafter ..............         19,841,174
                                          -----------
                                          $37,663,019
                                          ===========

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         The three Idaho restaurants (which are included in the table above) have been subleased to third party restaurant operators for five year terms. Two of the subtenants have two five year options to extend their leases, and one of the subtenants has one five year option to extend its lease. Future minimum lease receipts under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 29, 2002 are approximately:

         2003 ....................            249,500
         2004 ....................            267,500
         2005 ....................            285,500
         2006 ....................            303,500
         2007 ....................            233,500
         Thereafter ..............            145,221
                                          -----------
                                          $ 1,484,721
                                          ===========

         Rent expense for restaurant operating space and equipment amounted to approximately $4,385,000, $4,848,538 and $4,424,641 for the fiscal years 2000,
2001 and 2002, respectively.

(7)   401(K) PLAN

         Beginning in fiscal year 1998, the Company established a defined contribution 401(k) plan that covers substantially all full-time employees meeting certain age and service requirements. Participating employees may elect to defer a percentage of their qualifying compensation as voluntary employee contributions. The Company may contribute additional amounts at the discretion of management. The Company did not make any contributions to the plan in fiscal year 2002 and contributed $14,559 in fiscal year 2001.

(8)   RELATED PARTY TRANSACTIONS

         The Company leases its executive offices from a company owned by two shareholders of Mexican Restaurants, Inc. Net lease expense related to these facilities in fiscal 2000, 2001 and 2002 was $89,592, $94,416 and $122,584,
respectively.

         In May 1998 the Board of Directors of the Company adopted a program to assist executives and five key employees of the Company in their purchasing of shares of the Company. As of December 29, 2002, only two executives and one key employee remained in the program. As adopted, the program provided for the Company to assist the executives and key employees in obtaining third party loans to finance such purchases. As of February 1, 2003, the maturity date of the employee third party loans, the Company no longer guarantees employee third party loans. The Company does provide for annual cash bonuses to such executives to provide for payment of interest expense and principal amounts to amortize these loans in not more than five years. The bonus payments are based on attainment of earnings per share targets established by the Company's Board of Directors.

         The Company provides accounting and administrative services for the Casa Ole Media and Production Funds. The Casa Ole Media and Production Funds are not-for-profit, unconsolidated entities used to collect money from company-owned and franchise-owned restaurants to pay for the marketing of Casa Ole restaurants. Each restaurant contributes an agreed upon percentage of its sales to the funds.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(9)   CONTINGENCIES

         The Company has litigation, claims and assessments that arise in the normal course of business. Management believes that the Company's financial position or results of operations will not be materially affected by such matters.

(10)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The unaudited quarterly results for the fiscal year ended December 29, 2002 were as follows (in thousands, except per share data):

                                                                FISCAL YEAR 2001 QUARTER ENDED
                                                          DECEMBER 30     SEPTEMBER 30      JULY 1         APRIL 1
                                                          -----------     ------------      -------        -------
         Revenues ....................................      $ 15,053         $16,528        $15,885        $15,778
         Operating income (loss) .....................      $   (643)        $   608        $   559        $   763
         Net income (loss) ...........................      $   (285)        $   367        $   382        $   385
         Earnings (loss) per common share ............      $  (0.08)        $  0.10        $  0.11        $  0.11
         Earnings (loss) per common share-diluted ....      $  (0.08)        $  0.10        $  0.11        $  0.11


                                                                FISCAL YEAR 2002 QUARTER ENDED
                                                          DECEMBER 29     SEPTEMBER 29      JULY 1         MARCH 31
                                                          -----------     ------------      -------        --------
         Revenues ..................................        $ 13,993         $15,117        $15,571        $15,306
         Operating income ..........................        $    226         $   616        $   885        $   831
         Net income ................................        $    154         $   458        $   594        $   498
         Earnings per common share .................        $   0.05         $  0.13        $  0.17        $  0.14
         Earnings per common share-diluted .........        $   0.04         $  0.13        $  0.17        $  0.14

                               INDEX TO EXHIBITS


   3.1         Articles of Incorporation of the Company (as amended and incorporated by reference to the corresponding Exhibit number of the Company's Form 8-K filed on May 25, 1999 with the Securities and Exchange Commission).

 --3.1         Articles of Incorporation of the Company (as amended).

 ++3.2         Bylaws of the Company.

 ++4.1         Specimen of Certificate of Common Stock of the Company.

 ++4.2         Articles of Incorporation of the Company (see 3.1 above).

 ++4.3         Bylaws of the Company (see 3.2 above).

++10.1         Employment Agreement by and between the Company and Louis P. Neeb dated February 28, 1996.

  10.2         Indemnity Agreement by and between the Company and Louis P. Neeb dated as of April 10, 1996
               (incorporated by reference to Exhibit 10.4 of the Company's Form S-1 Registration Statement
               filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange
               Commission (Registration Number 333-1678)).

  10.3         Indemnity Agreement by and between the Company and Larry N. Forehand dated as of April 10, 1996
               (incorporated by reference to Exhibit 10.5 of the Company's Form S-1 Registration Statement
               filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange
               Commission (Registration Number 333-1678)).

  10.4         Indemnity Agreement by and between the Company and John C. Textor dated as of April 10, 1996
               (incorporated by reference to Exhibit 10.6 of the Company's Form S-1 Registration Statement
               filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange
               Commission (Registration Number 333-1678)).

  10.5         Indemnity Agreement by and between the Company and Michael D. Domec dated as of April 10, 1996
               (incorporated by reference to Exhibit 10.8 of the Company's Form S-1 Registration Statement
               filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange
               Commission (Registration Number 333-1678)).

  10.6         Indemnity Agreement by and between the Company and J.J. Fitzsimmons dated as of April 10, 1996
               (incorporated by reference to Exhibit 10.10 of the Company's Form S-1 Registration Statement
               filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange
               Commission (Registration Number 333-1678)).

  10.7         Indemnity Agreement by and between the Company and Richard E. Rivera dated as of April 10, 1996
               (incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement
               filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange
               Commission (Registration Number 333-1678)).

  10.8         Corrected Warrant Agreement by and between the Company and Louis P. Neeb dated as of February
               26, 1996 (incorporated by reference to Exhibit 10.12 of the Company's Form S-1 Registration
               Statement filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and
               Exchange Commission (Registration Number 333-1678)).

  10.9         Corrected Warrant Agreement by and between the Company and Tex-Mex Partners, L.C. dated as of
               February 26, 1996 (incorporated by reference to Exhibit 10.13 of the Company's Form S-1
               Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the
               Securities and Exchange Commission (Registration Number 333-1678)).

 10.10         Form of the Company's Multi-Unit Development Agreement (incorporated by reference to Exhibit
               10.14 of the Company's Form S-1 Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number
               333-1678)).

  10.11        Form of the Company's Franchise Agreement (incorporated by reference to Exhibit 10.15 of the
               Company's Form S-1 Registration Statement filed under the Securities Act of 1933, dated April
               24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678)).

 +10.12        1996 Long Term Incentive Plan (incorporated by reference to Exhibit 10.16 of the Company's Form
               S-1 Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678)).

 +10.13        Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.17 of the
               Company's Form S-1 Registration Statement filed under the Securities Act of 1933, dated April
               24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678)).

  10.14        Corrected Warrant Agreement by and between Larry N. Forehand and Louis P. Neeb dated as of
               February 26, 1996 (incorporated by reference to Exhibit 10.31 of the Company's Form S-1
               Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the
               Securities and Exchange Commission (Registration Number 333-1678)).

  10.15        Corrected Warrant Agreement by and between Larry N. Forehand and Tex-Mex Partners, L.C. dated as of February 26, 1996 (incorporated by reference to Exhibit 10.32 of the Company's Form S-1
               Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the
               Securities and Exchange Commission (Registration Number 333-1678)).

  10.16        Corrected Warrant Agreement by and between Larry N. Forehand and Patrick A. Morris dated as of
               February 26, 1996 (incorporated by reference to Exhibit 10.33 of the Company's Form S-1
               Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the
               Securities and Exchange Commission (Registration Number 333-1678)).

  10.17        Corrected Warrant Agreement by and between Larry N. Forehand and Stacy M. Riffe dated as of
               February 26, 1996 (incorporated by reference to Exhibit 10.34 of the Company's Form S-1
               Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the
               Securities and Exchange Commission (Registration Number 333-1678)).

  10.18        Indemnification letter agreement by Larry N. Forehand dated April 10, 1996 (incorporated by reference to Exhibit 10.35 of the Company's Form S-1 Registration Statement filed under the
               Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission
               (Registration Number 333-1678)).

 +10.19        1996 Manager's Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Company's
               Form S-8 Registration Statement Under the Securities Act of 1933, dated February 24, 1997, filed with the Securities and Exchange Commission).

 +10.20        Employment Agreement by and between the Company and Curt Glowacki dated May 15, 1997
               (incorporated by reference to Exhibit 10.44 of the Company's Form 10-K Annual Report filed on March 30, 1998 with the Securities and Exchange Commission).

 +10.21        Employment Agreement by and between the Company and Andrew J. Dennard dated May 20,
               1997 (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K Annual Report
               filed on March 30, 1998 with the Securities and Exchange Commission).

 *10.22        Fleet Revolving Credit and Term Loan Agreement between Mexican Restaurants, Inc., as the
               Borrower, and Fleet National Bank, as the Bank, for $10,000,000 dated June 29, 2001.

   21.1        List of subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Company's
               Form S-1 Registration Statement Under the Securities Act of 1933, dated April 24,1996, filed by the Company with the Securities and Exchange Commission).

  *23.1        Consent of KPMG LLP.

  *24.1        Power of Attorney (included on the signature page to this Form 10-K).

  *99.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *99.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------
*    Filed herewith.
++ Incorporated by reference to corresponding Exhibit number of the Company's Form S-1 Registration Statement under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration number 333-1678).
+    Management contract or compensatory plan or arrangement.