Form 10-Q
period 2003-03-30
MEXICAN RESTAURANTS INC
filed 2003-05-14
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended MARCH 30, 2003

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

                               Yes [X] No [ ]

Number of shares outstanding of each of the issuer's classes of common stock, as of April 24, 2003: 3,384,605 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                  (UNAUDITED)         (AUDITED)
                                                                    3/30/03           12/29/2002
                                                                  ------------       ------------
ASSETS

Current assets:
     Cash and cash equivalents                                    $    370,639       $    526,536
     Royalties receivable                                              136,921            142,031
     Other receivables                                                 568,214            659,901
     Inventory                                                         516,500            557,555
     Taxes receivable                                                  217,145            382,882
     Prepaid expenses and other current assets                         528,107            592,075
                                                                  ------------       ------------
            Total current assets                                     2,337,526          2,860,980
                                                                  ------------       ------------

Property, plant and equipment                                       27,696,947         27,347,171
     Less accumulated depreciation                                 (11,264,354)       (10,706,035)
                                                                  ------------       ------------
            Net property, plant and equipment                       16,432,593         16,641,136
Deferred tax assets                                                    371,068            454,453
Property held for resale                                               963,605            963,605
Other assets                                                         8,053,541          8,062,605
                                                                  ------------       ------------
                                                                  $ 28,158,333       $ 28,982,779
                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                       $  1,000,000       $  1,000,000
     Accounts payable                                                1,709,178          1,879,171
     Accrued sales and liquor taxes                                    483,941            441,264
     Accrued payroll and taxes                                         988,274            999,403
     Accrued expenses                                                  509,968          1,277,525
                                                                  ------------       ------------
            Total current liabilities                                4,691,361          5,597,363
                                                                  ------------       ------------

Long-term debt, net of current portion                               3,050,000          3,400,000
Other liabilities                                                      856,370            852,214
Deferred gain                                                        2,133,462          2,185,498

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares
          authorized                                                        --                 --
     Capital stock, $0.01 par value, 20,000,000 shares
          authorized, 4,732,705 shares issued                           47,327             47,327
     Additional paid-in capital                                     20,121,076         20,121,076
     Retained earnings                                               9,046,835          8,577,725
     Deferred compensation                                             (78,585)           (88,911)
     Treasury stock, cost of 1,348,100 common shares               (11,709,513)       (11,709,513)
                                                                  ------------       ------------
            Total stockholders' equity                              17,427,140         16,947,704

                                                                  ------------       ------------
                                                                  $ 28,158,333       $ 28,982,779
                                                                  ============       ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                             13-WEEK          13-WEEK
                                                                           PERIOD ENDED     PERIOD ENDED
                                                                             03/30/03         03/31/02
                                                                           ------------     ------------
Revenues:
   Restaurant sales                                                        $ 14,375,891     $ 14,984,897
   Franchise fees and royalties                                                 291,256          314,931
   Other                                                                          4,073            6,426
                                                                           ------------     ------------
                                                                             14,671,220       15,306,254
                                                                           ------------     ------------

Costs and expenses:
   Cost of sales                                                              3,902,446        4,046,195
   Labor                                                                      4,817,870        4,881,552
   Restaurant operating expenses                                              3,556,338        3,657,718
   General and administrative                                                 1,383,708        1,347,757
   Depreciation and amortization                                                580,526          542,417
   Pre-opening costs                                                              1,728
                                                                           ------------     ------------
                                                                             14,242,616       14,475,639

                                                                           ------------     ------------
        Operating income                                                        428,604          830,615
                                                                           ------------     ------------

Other income (expense):
   Interest income                                                                6,883            9,842
   Interest expense                                                             (70,482)        (119,324)
   Other, net                                                                   334,527           21,971
                                                                           ------------     ------------
                                                                                270,928          (87,511)
                                                                           ------------     ------------

Income before income tax expense                                                699,532          743,104
   Income tax expense                                                           230,422          245,224
                                                                           ------------     ------------

        Net income                                                         $    469,110     $    497,880
                                                                           ============     ============


Basic income per share                                                     $       0.14     $       0.14
                                                                           ============     ============

Diluted  income per share                                                  $       0.14     $       0.14
                                                                           ============     ============

Weighted average number of shares (basic)                                     3,384,605        3,504,828
                                                                           ============     ============

Weighted average number of shares (diluted)                                   3,430,344        3,556,285
                                                                           ============     ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     13-WEEK PERIODS ENDED
                                                                   3/30/03          03/31/02
                                                                  ----------       ----------
   Cash flows from operating activities:
      Net income                                                  $  469,110       $  497,880
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Deferred compensation                                      10,326           10,326
           Depreciation and amortization                             580,526          542,417
           Deferred gain amortization                                (52,036)         (52,035)
           Deferred taxes                                             83,385          234,216
           Loss (gain) on sale of property, plant & equipment       (316,843)              --
   Changes in assets and liabilities:
           Royalties receivable                                        5,110             (176)
           Other receivables                                          91,687         (118,248)
           Income tax receivable/payable                             165,737           23,022
           Inventory                                                  41,055           44,011
           Prepaid and other current assets                           63,674         (326,528)
           Other assets                                              (12,597)         (50,984)
           Accounts payable                                         (169,993)         591,701
           Accrued expenses and other liabilites                    (736,009)        (997,318)
           Other liabilities                                           4,156          230,266
                                                                  ----------       ----------
                Total adjustments                                   (241,822)         130,670
                                                                  ----------       ----------
                Net cash provided by operating activities            227,288          628,550
                                                                  ----------       ----------

   Cash flows from investing activities:
           Insurance proceeds from fire loss on building             316,591               --
           Purchase of property, plant and equipment                (349,776)        (386,299)
           Proceeds from sale of property, plant and equipment            --           78,000
           Payment received on note for sale of property                  --            1,953
                                                                  ----------       ----------
                Net cash used in investing activities                (33,185)        (306,346)
                                                                  ----------       ----------

   Cash flows from financing activities:
           Net borrowings (payments) under line of credit           (350,000)        (300,000)
           Purchase of treasury stock                                     --          (29,141)
                                                                  ----------       ----------
           Net cash used in financing activities                    (350,000)        (329,141)
                                                                  ----------       ----------

                                                                  ----------       ----------
           Decrease in cash and cash equivalents                    (155,897)          (6,937)
                                                                  ----------       ----------
Cash and cash equivalents at beginning of period                     526,536          311,423
                                                                  ----------       ----------
Cash and cash equivalents at end of period                        $  370,639       $  304,486
                                                                  ==========       ==========

   Supplemental disclosure of cash flow information:
        Cash paid during the period:
           Interest                                               $   75,021       $   85,213
           Income Taxes                                           $    6,300       $       --
        Non-cash investing and financing activity:
           Sale of property for note receivable                   $       --       $  398,047

             MEXICAN RESTAURANTS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

                  In the opinion of Mexican Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of March 30, 2003, and the consolidated statements of income and cash flows for the 13-week periods ended March 30, 2003 and March 31, 2002. The consolidated statements of income for the 13-week period ended March 30, 2003 is not necessarily indicative of the results to be expected for the full year.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's financial statements.

                  In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on the Company's financial statements.

                  In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force
         (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material effect on the Company's financial statements.

                  In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements.

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

3.       NET INCOME (LOSS) PER COMMON SHARE

                  Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. As of March 30, 2003 and March 31, 2002, the Company had 1,044,470 and 1,066,770 options and warrants outstanding, respectively. Such stock options and warrants have the effect of increasing basic weighted average shares outstanding by 45,739 and 51,457 for the 13-weeks ended March 30, 2003 and March 31, 2002, respectively.

4.       SFAS NO. 148.  "ACCOUNTING FOR STOCK-BASED COMPENSATION"

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

                  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost has been recognized for stock options or warrants. Had compensation cost for the Company's outstanding stock options and warrants been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for the first quarters ended March 31, 2002 and March 30, 2003, respectively:

                                                                                  3/30/03     3/30/03
Net income - as reported.......................................................  $ 497,880   $ 469,110
Proforma net income - pro forma for SFAS No. 123 and 148.......................    496,013     467,169
Net income per share  basic and diluted - as reported..........................       0.14        0.14
Pro forma net income per share basic and diluted- pro forma for SFAS No. 123...       0.14        0.14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

                  This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating habits; national, regional or local economic and real estate conditions; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; inflation; increased food, labor and benefit costs; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company. The use of words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's Annual Report and Form 10-K for the fiscal year ended December 29, 2002, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

                  Revenues. The Company's revenues for the first quarter of fiscal year 2003 were down $635,034 or 4.1% to $14.7 million compared with the same quarter one year ago. Restaurant sales for the first quarter of fiscal year 2003 were down $609,006 compared with the same quarter one year ago, to $14.4 million. The decrease reflects a decline in same-store sales. Total system sales at restaurants operating in both fiscal quarters ("same-stores") decreased 3.2%. Company-owned same-store sales for the quarter decreased 3.3%. The decrease, in part, reflects bad weather in our Central Texas and Oklahoma restaurants. Franchise-owned same-store sales for the quarter decreased 3.1%.

                  Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also including paper and supplies, increased 10 basis points as a percentage of restaurant sales in the first quarter of fiscal 2003 to 27.1% as compared with 27.0% in the same quarter in fiscal 2002. The increase was reflects higher paper and cleaning supplies.

                  Labor and other related expenses increased as a percentage of restaurant sales 90 basis points to 33.5% in the first quarter of fiscal 2003 as compared with 32.6% in the same quarter in fiscal 2002. Although absolute labor cost decreased approximately $64,000, labor increased as a percentage of restaurant sales reflecting the semi-fixed nature of management, workers compensation and health insurance costs relative to declining same-store sales.

                  Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes and advertising, increased as a percentage of restaurant sales 30 basis points to 24.7% in the first quarter of fiscal 2003 as compared with 24.4% in the same quarter in fiscal 2002. The increase reflects higher insurance premiums and fixed restaurant expenses relative to declining same-store sales.

                  General and administrative expenses increased as a percentage of total sales 60 basis points to 9.4% in the first quarter of fiscal 2003 as compared with 8.8% in the same quarter in fiscal year 2002. General and administrative costs for the first quarter of fiscal year 2003 were comparable to the first quarter in fiscal year 2002. The increase as a percentage of sales reflects declining same-store sales.

                  Depreciation and amortization expense increased as a percentage of total sales 50 basis points to 4.0% in the first quarter of fiscal 2003 compared with 3.5% the same quarter in fiscal 2002. The increase, in part, reflects declining same-store sales. In absolute dollars, depreciation and amortization increased $38,109 due to new asset additions and restaurant remodels.

                  The Company did not open any new restaurants in the first quarter of 2003. The pre-opening expense of $1,728 relates to the reopening of an existing restaurant in the fourth quarter of fiscal year 2002.

                  Other Income (Expense). For the first quarter of fiscal 2003, interest expense decreased by $48,842 compared with the first quarter in fiscal 2002, reflecting a lower average debt balance in the first quarter of fiscal 2003. Total debt as of March 30, 2003 was $4.0 million compared with $6.3 million as of March 31, 2002. Other, net increased reflecting a partial gain of $316,591 for insurance proceeds received from fire damage at the Humble, Texas restaurant location.

                  Income Tax Expense. For the first quarter of fiscal 2003, the Company's effective tax rate was 32.9% as compared with 33.0% in the same quarter in fiscal 2002. The decrease was due to the utilization of tax credit carryforwards and the reversal of timing differences associated with restaurant closures in fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company met its first quarter fiscal 2003 capital requirements with cash generated by operations. As of March 30, 2003, the Company's operations generated approximately $227,288 in cash, as compared with $628,550 in the first quarter one year ago. As of March 30, 2003, the Company had a working capital deficit of approximately $2.4 million. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                  The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During the first quarter of fiscal 2003, capital expenditures on property, plant and equipment were approximately $349,776 as compared to $386,299 for the first quarter of fiscal 2002. The capital expenditures were for necessary replacement of equipment and leasehold improvements in various older units. On April 17, 2003, the Company acquired an existing franchise restaurant in a sale-leaseback transaction. The Company has closed the acquired restaurant for remodel and will reopen the restaurant sometime during the second quarter. In addition, the Company plans to modestly remodel two restaurants during fiscal year 2003. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $1.5 million.

                  On June 29, 2001, the Company re-financed $7.8 million of its debt with Fleet National Bank. The new credit facility is for $10.0 million. The credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on June 29, 2006 and a $5.0 million revolving line of credit that matures on June 29, 2004. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. The Company paid down $350,000 of its indebtedness during the first quarter of fiscal year 2003. As of March 30, 2003, the Company had $4,050,000 outstanding on the credit facility and is in full compliance with all debt covenants. However, if same-restaurant sales continue to decline during the remaining quarters of fiscal 2003 at the same rate as the Company experienced in the first quarter of fiscal 2003, the Company may fail its minimum rolling twelve-month EBITDA covenant and a waiver or forbearance agreement would then be required from Fleet National Bank. Absent such a waiver or forbearance agreement, the classification of the Company's debt with Fleet National Bank could be affected and the Company may be required to amend the terms of its credit facility with Fleet National Bank or seek alternative financing. Over the last several years, the Company's debt was incurred to carry out acquisitions in 1997 and 1999, to develop new restaurants, and to remodel existing restaurants, as well as to accommodate other working capital needs. The Company anticipates that it will use excess cash flow during the remainder of fiscal year 2003 to pay down debt approximately $1.85 million.

                  The Company's management believes that with its operating cash flow and the Company's revolving line of credit with Fleet National Bank, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and remodels through the end of the 2003 fiscal year. Unless the Company violates an important debt covenant, the Company's credit facility with Fleet National Bank is not subject to triggering events that would cause the credit facility to become due sooner than the maturity dates described in the previous paragraph.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amount outstanding at March 30, 2003, a 1% change in interest rates would change interest expense by $10,125.

                           PART II - OTHER INFORMATION

Not Applicable

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    EXHIBITS

                Exhibit
                Number               Document Description
                 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

                 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002


         (b)    REPORTS OF FORM 8-K

                          There have been no reports on Form 8-K filed during the Company's fiscal quarter ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MEXICAN RESTAURANTS, INC.

Dated:  May 14, 2003                                            By:  /s/ Curt Glowacki
                                                                ----------------------
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)


Dated: May 14, 2003                                             By:  /s/ Andrew J. Dennard
                                                                --------------------------
Andrew J. Dennard
Senior Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

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

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14(c)) for the issuer and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which the report is being prepared;

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

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified the issuer's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officers and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 30, 2003

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

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14(c)) for the issuer and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which the report is being prepared;

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

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified the issuer's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officers and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 30, 2003


                                            /s/ Andrew J. Dennard
                                           ----------------------------------
                                           By:  Andrew J. Dennard,
                                                Chief Financial Officer

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