Form 10-Q
period 2003-06-29
MEXICAN RESTAURANTS INC
filed 2003-08-18
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 29, 2003

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes [X]      No [ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2003: 3,384,605 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                             6/29/2003        12/29/2002
                                                                 ------------      ------------
                                                                 (unaudited)        (audited)
Current assets:
        Cash and cash equivalents                                $    306,114      $    526,536
        Royalties receivable                                          146,192           142,031
        Other receivables                                             634,510           659,901
        Inventory                                                     503,011           557,555
        Taxes receivable                                              356,604           382,882
        Prepaid expenses and other current assets                     483,481           592,075
                                                                 ------------      ------------
               Total current assets                                 2,429,912         2,860,980
                                                                 ------------      ------------

Property, plant and equipment                                      28,428,669        27,347,171
        Less accumulated depreciation                             (11,815,081)      (10,706,035)
                                                                 ------------      ------------
               Net property, plant and equipment                   16,613,588        16,641,136
Deferred tax assets                                                   302,957           454,453
Property held for resale                                              963,605           963,605
Other assets                                                        8,055,277         8,062,605
                                                                 ------------      ------------
                                                                 $ 28,365,339      $ 28,982,779
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current installments of long-term debt                   $  1,800,000      $  1,000,000
        Accounts payable                                            1,668,219         1,879,171
        Accrued sales and liquor taxes                                502,771           441,264
        Accrued payroll and taxes                                   1,091,902           999,403
        Accrued expenses                                              697,867         1,277,525
                                                                 ------------      ------------
               Total current liabilities                            5,760,759         5,597,363
                                                                 ------------      ------------

Long-term debt, net of current portion                              2,000,000         3,400,000
Other liabilities                                                     871,844           852,214
Deferred gain                                                       2,081,426         2,185,498

Stockholders' equity:
        Preferred stock, $.01 par value, 1,000,000 shares
             authorized                                                    --                --
        Capital stock, $0.01 par value, 20,000,000 shares
             authorized, 4,732,705 shares issued                       47,327            47,327
        Additional paid-in capital                                 20,121,076        20,121,076
        Retained earnings                                           9,260,679         8,577,725
        Deferred compensation                                         (68,259)          (88,911)
        Treasury stock, cost of 1,348,100 common shares           (11,709,513)      (11,709,513)
                                                                 ------------      ------------
               Total stockholders' equity                          17,651,310        16,947,704
                                                                 ------------      ------------
                                                                 $ 28,365,339      $ 28,982,779
                                                                 ============      ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                13-WEEK         13-WEEK         26-WEEK         26-WEEK
                                                              PERIOD ENDED    PERIOD ENDED    PERIOD ENDED    PERIOD ENDED
                                                                06/29/03        06/30/02        06/29/03        06/30/02
                                                              ------------    ------------    ------------    ------------
Revenues:
      Restaurant sales                                        $ 14,536,258    $ 15,252,133    $ 28,912,148    $ 30,237,031
      Franchise fees and royalties                                 268,258         307,913         559,515         622,843
      Other                                                          6,058          11,233          10,132          17,658
                                                              ------------    ------------    ------------    ------------
                                                                14,810,574      15,571,279      29,481,795      30,877,532
                                                              ------------    ------------    ------------    ------------
Costs and expenses:
      Cost of sales                                              4,093,740       4,198,866       7,996,186       8,245,060
      Labor                                                      4,882,235       5,000,758       9,700,106       9,882,310
      Restaurant operating expenses                              3,730,547       3,656,919       7,286,885       7,314,637
      General and administrative                                 1,251,272       1,275,223       2,634,980       2,622,979
      Depreciation and amortization                                592,184         554,635       1,172,710       1,097,051
      Pre-opening costs                                             91,941                          93,669              --
                                                              ------------    ------------    ------------    ------------
                                                                14,641,919      14,686,401      28,884,536      29,162,037
                                                              ------------    ------------    ------------    ------------
            Operating income                                       168,655         884,878         597,259       1,715,495
                                                              ------------    ------------    ------------    ------------
Other income (expense):
      Interest income                                                6,770          17,330          13,653          27,172
      Interest expense                                             (65,410)        (84,625)       (135,892)       (203,949)
      Other, net                                                   181,658           7,410         516,185          29,379
                                                              ------------    ------------    ------------    ------------
                                                                   123,018         (59,885)        393,946        (147,398)
                                                              ------------    ------------    ------------    ------------
Income before income tax expense                                   291,673         824,993         991,205       1,568,097
      Income tax expense                                            77,829         230,998         308,251         476,222
                                                              ------------    ------------    ------------    ------------

            Net income                                        $    213,844    $    593,995    $    682,954    $  1,091,875
                                                              ============    ============    ============    ============

Basic income per share                                        $       0.06    $       0.17    $       0.20    $       0.31
                                                              ============    ============    ============    ============

Diluted  income per share                                     $       0.06    $       0.17    $       0.20    $       0.31
                                                              ============    ============    ============    ============

Weighted average number of shares (basic)                        3,384,605       3,470,851       3,384,605       3,487,840
                                                              ============    ============    ============    ============

Weighted average number of shares (diluted)                      3,421,061       3,581,074       3,426,129       3,569,353
                                                              ============    ============    ============    ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            26-WEEK PERIODS ENDED
                                                                                       ------------------------------
                                                                                        6/29/2003           06/30/02
                                                                                       -----------        -----------
Cash flows from operating activities:
     Net income                                                                        $   682,954        $ 1,091,875
     Adjustments to reconcile net income to net cash
        provided by operating activities:
                  Deferred compensation                                                     20,652             20,652
                  Depreciation and amortization                                          1,172,710          1,097,051
                  Deferred gain amortization                                              (104,072)          (104,070)
                  Deferred taxes                                                           151,496            238,505
                  Loss (gain) on sale of property, plant & equipment                      (476,627)            10,182
     Changes in assets and liabilities:
                  Royalties receivable                                                      (4,161)           (15,527)
                  Other receivables                                                         25,391             29,616
                  Income tax receivable/payable                                             26,278            140,864
                  Inventory                                                                 54,544             62,812
                  Prepaid and other current assets                                         108,594             25,727
                  Other assets                                                             (36,583)            (5,572)
                  Accounts payable                                                        (210,952)           (17,810)
                  Accrued expenses and other liabilities                                  (425,652)          (623,620)
                  Other liabilities                                                         19,630            201,837
                                                                                       -----------        -----------
                            Total adjustments                                              321,248          1,060,647
                                                                                       -----------        -----------
                            Net cash provided by operating activities                    1,004,202          2,152,522
                                                                                       -----------        -----------
Cash flows from investing activities:
                  Insurance proceeds from fire loss on building                            488,629                 --
                  Purchase of property, plant and equipment                             (1,113,253)          (915,743)
                  Proceeds from sale of property, plant and equipment                           --             78,000
                  Payment received on note for sale of property                                 --             10,096
                                                                                       -----------        -----------
                            Net cash used in investing activities                         (624,624)          (827,647)
                                                                                       -----------        -----------
Cash flows from financing activities:
                  Net borrowings (payments) under line of credit                          (600,000)          (950,000)
                  Purchase of treasury stock                                                    --           (366,871)
                                                                                       -----------        -----------
                  Net cash used in financing activities                                   (600,000)        (1,316,871)
                                                                                       -----------        -----------
                  Decrease in cash and cash equivalents                                   (220,422)             8,004
                                                                                       -----------        -----------
Cash and cash equivalents at beginning of period                                           526,536            311,423
                                                                                       -----------        -----------
Cash and cash equivalents at end of period                                             $   306,114        $   319,427
                                                                                       ===========        ===========
Supplemental disclosure of cash flow information:
        Cash paid during the period:
                  Interest                                                             $   139,067        $   182,912
                  Income Taxes                                                         $   172,600        $   106,615
        Non-cash investing and financing activity:
                  Sale of property for note receivable                                 $        --        $   398,047

             MEXICAN RESTAURANTS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

          In the opinion of Mexican Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of June 29, 2003, and the consolidated statements of income for the 13-week and 26-week periods and cash flows for the 26-week period ended June 29, 2003 and June 30, 2002. The consolidated statements of income for the 13-week and 26-week periods ended June 29, 2003 are not necessarily indicative of the results to be expected for the full year.

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

3.   NET INCOME (LOSS) PER COMMON SHARE

          Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. As of June 29, 2003 and June 30, 2002, the Company had 1,036,970 and 1,066,770 options and warrants outstanding, respectively. As of June 29, 2003 and June 29, 2002, such stock options and warrants have the effect of increasing basic weighted average shares outstanding by 36,456 and 110,223 for the 13-week periods and 41,524 and 81,513 for the 26-week periods, respectively.

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

          The Company has adopted the disclosure-only provisions of SFAS No. 123, "(Accounting for Stock-Based Compensation,)" and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "(Accounting for Stock Issued to Employees)" and related interpretations. Accordingly, no compensation cost has been recognized for stock options or warrants. Had compensation cost for the Company's outstanding stock options and warrants been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for the 13 week periods and 26 week periods ended June 29, 2003 and June 30, 2002, respectively:

                                                                                           13 WEEKS ENDED
                                                                                   -----------------------------
                                                                                     6/30/02           6/29/03
                                                                                   -----------       -----------
Net income - as reported ...................................................       $   593,995       $   213,844
Proforma net income - pro forma for SFAS No. 123 and 148 ...................           592,127           206,830
Net income per share  basic and diluted - as reported ......................              0.17              0.06
Pro forma net income per share basic and diluted- pro forma for SFAS No. 123              0.17              0.06

                                                                                           26 WEEKS ENDED
                                                                                   -----------------------------
                                                                                     6/30/02           6/29/03
                                                                                   -----------       -----------
Net income - as reported ...................................................       $ 1,091,875         $ 682,954
Proforma net income - pro forma for SFAS No. 123 and 148 ...................         1,088,140           673,999
Net income per share  basic and diluted - as reported ......................              0.31              0.20
Pro forma net income per share basic and diluted- pro forma for SFAS No. 123              0.31              0.20

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

RESULTS OF OPERATIONS

          Revenues. The Company's revenues for the second quarter of fiscal 2003 were down $760,705 or 4.9% to $14.8 million compared with the same quarter one year ago. Restaurant sales for the second quarter of fiscal 2003 were down $715,875 or 4.7% compared with the same quarter one year ago, to $14.5 million. The decrease reflects a decline in same-store sales, partially offset by one new restaurant opening. Total system sales at restaurants operating in both fiscal quarters ("same-stores") decreased 4.9 %. Company-owned same-store sales for the quarter decreased 5.1%. Franchise-owned same-store sales for the quarter decreased 4.7%. The Company believes the decline is due primarily to the weak economy in the regions where the Company's stores are concentrated.

          On a year-to-date basis, the Company's revenues were down $1.4 million or 4.5% to $29.5 million compared with the same 26-week period in fiscal 2002. Restaurant sales were down $1.3 million or 4.4% to $28.9 million compared with the same 26-week period in fiscal 2002. The decrease reflects a decline in same-store sales, partially offset by one new restaurant opening. Year-to-date total system same-store sales decreased 4.1% from the comparable period in fiscal 2002. Company-owned same-store sales for the 26-week period decreased 4.2% and franchise-owned same-store sales for the 26-week period decreased 4.0% from comparable period in fiscal 2002.

          Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also including paper and supplies, increased 70 basis points as a percentage of restaurant sales in the second quarter of fiscal 2003 to 28.2% from 27.5% for the same quarter in fiscal 2002. The increase reflects higher produce and paper and cleaning supplies expenses.

          On a year-to-date basis, cost of sales increased 40 basis points as a percentage of restaurant sales to 27.7% from 27.3% from the comparable period in fiscal 2002. The increase was due to the same factors discussed above.

          Labor and other related expenses as a percentage of restaurant sales increased 80 basis points to 33.6% in the second quarter of fiscal 2003 from 32.8% for the same quarter in fiscal 2002. Although absolute labor cost decreased $118,523, labor increased as a percentage of restaurant sales reflecting the semi-fixed nature of management, workers compensation and health insurance costs relative to declining same-store sales.

          On a year-to-date basis, labor and other related expenses as a percentage of restaurant sales increased 90 basis points to 33.6% from 32.7% for the comparable period in fiscal 2002. The increase was due to the same factors discussed above.

          Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes and advertising, as a percentage of restaurant sales increased 170 basis points to 25.7% in the second quarter of fiscal 2003 from 24.0% in the same quarter in fiscal 2002. The increase reflects higher insurance premiums, utility expenses and fixed restaurant expenses relative to declining same-store sales.

          On a year-to-date basis, restaurant operating expenses increased 100 basis points to 25.2% from 24.2% for the comparable period in fiscal 2002. The increase was due to the same factors discussed above.

          General and administrative expenses as a percentage of total sales increased 20 basis points to 8.6% in the second quarter of fiscal 2003 from 8.4% in the same quarter in fiscal year 2002. General and administrative costs for the second quarter of fiscal year 2003 were comparable on a dollar basis to the second quarter in fiscal year 2002. The increase as a percentage of sales reflects declining same-store sales.

          On a year-to-date basis, general and administrative expenses increased as a percentage of total sales 40 basis points to 9.1% compared with 8.7%. The increase was due to the same factors discussed above.

          Depreciation and amortization expense as a percentage of total sales increased 50 basis points to 4.1% in the second quarter of fiscal 2003 from 3.6% for the same quarter in fiscal 2002. The increase, in part, reflects declining same-store sales. In absolute dollars, depreciation and amortization increased $37,549 to $592,184 for the second quarter of fiscal 2003 due to new asset additions and restaurant remodels.

          On a year-to-date basis, depreciation and amortization expense as a percentage of total sales increased 50 basis points to 4.1% from 3.6% for the comparable period in fiscal 2002. The increase, in part, reflects declining same-store sales. In absolute dollars, depreciation and amortization increased $75,659 to $1,172,710 for the comparable 26-week period due to new asset additions and restaurant remodels.

          The Company did not open new restaurants in the first quarter of fiscal 2003 and opened one new restaurant in the second quarter of 2003, incurring $91,941 in pre-opening expenses. No new restaurants were opened during the 26-week period in fiscal year 2002.

          Other Income (Expense). For the second quarter of fiscal 2003, interest expense decreased by $19,215 to $65,410 compared with the second quarter in fiscal 2002, reflecting a lower average debt balance in the second quarter of fiscal 2003. Total debt as of June 29, 2003 was $3.8 million compared with $5.6 million as of June 30, 2002. Other, net increased, reflecting a partial gain of $161,442 for insurance proceeds received from fire damage at the Company's Humble, Texas restaurant location.

          On a year-to-date basis, interest expense decreased by $68,057, reflecting a lower average debt balance. Other, net increased reflecting a gain of $477,508 for insurance proceeds received from fire damage at the Humble, Texas restaurant location.

          Income Tax Expense. For the second quarter of fiscal 2003, the Company's effective tax rate was 26.7% as compared with 28.0% in the same quarter in fiscal 2002. The effective tax rate is a function of year-to-date annualizing, the effects of permanent and temporary differences, the alternative minimum tax and the utilization of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

          The Company met its capital requirements for the 26-weeks ended June 29, 2003 with cash generated by operations. As of June 29, 2003, the Company's operations generated approximately $1.0 million in cash, as compared with $2.2 million in the same period one year ago. As of June 29, 2003, the Company had a working capital deficit of approximately $3.3 million, of which $1.8 million is due to Fleet National Bank under the terms of its credit agreement ($250,000 per quarter payment on the term note and $800,000 due on the revolver by June 29, 2004). A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

          The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During the first 26 weeks of fiscal 2003, capital expenditures on property, plant and equipment were approximately $1.1 million as compared to $915,743 for the first 26 weeks of fiscal 2002. The capital expenditures were for necessary replacement of equipment and leasehold improvements in various older units. On April 17, 2003, the Company acquired an existing franchise restaurant in a sale-leaseback transaction. The Company closed, remodeled and reopened the restaurant on May 19, 2003, spending $317,000 on the remodel. The Company plans to modestly remodel one additional restaurant during the balance of fiscal year 2003. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $750,000.

          On June 29, 2001, the Company re-financed $7.8 million of its debt with Fleet National Bank. The credit facility with Fleet is for $10.0 million and consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on June 29, 2006 and a $5.0 million revolving line of credit that matures on June 29, 2004. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. The Company paid down $600,000 of its indebtedness during the first 26 weeks of fiscal year 2003. As of June 29, 2003, the Company had $3.8 million outstanding on the credit facility. In August 2003, the Bank approved an amendment of the existing credit facility, effective June 29, 2003 that amended the minimum rolling twelve-month EBITDA and the cash flow coverage covenants. As of June 29, 2003, the Company was in compliance with covenants as amended. Had the amendment not been obtained, the Company would have been out of compliance. We expect that we will be in compliance with the covenants in the credit facility, as amended, for the next twelve months.

          Over the last several years, the Company's debt was incurred to carry out acquisitions in 1997 and 1999, to develop new restaurants, and to remodel existing restaurants, as well as to accommodate other working capital needs. The Company anticipates that it will use excess cash flow during the remainder of fiscal year 2003 to pay down debt approximately $1.0 million.

          The Company's management believes that with its operating cash flow and the Company's revolving line of credit with Fleet National Bank, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and remodels through the end of the 2003 fiscal year. Unless the Company violates an important debt covenant, the Company's credit facility with Fleet National Bank is not subject to triggering events that would cause the credit facility to become due sooner than the maturity dates described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amount outstanding at June 29, 2003, a 1% change in interest rates would change interest expense by $9,500.

ITEM 4. CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer together with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon the evaluation, the Company's President and Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its annual meeting of shareholders on Friday, May 23, 2003. At the annual meeting, the Company's shareholders took the following actions:

          1) By a vote of 3,195,076 for, 18,760 against or withheld, 0 abstaining and 0 broker non-votes, the shareholders elected Larry
               N. Forehand as Class I Director for a term expiring at the annual meeting to be held in 2006 and until his successor is elected and qualified.

          2) By a vote of 3,195,076 for, 18,760 against or withheld, 0 abstaining and 0 broker non-votes, the shareholders elected Thomas E. Martin as Class I Director for a term expiring at the annual meeting to be held in 2006 and until his successor is elected and qualified.

          3) By a vote of 3,195,076 for, 18,760 against or withheld, 0 abstaining and 0 broker non-votes, the shareholders elected David Nierenberg as Class I Director for a term expiring at the annual meeting to be held in 2006 and until his successor is elected and qualified.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  EXHIBITS

                     Exhibit
                     Number    Document Description
                     -------   --------------------
                     31.1      Certification of Chief Executive Officer Pursuant
                               to Section 302 of the Sarbanes-Oxley Act of 2002

                     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                     32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                     32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b)  REPORTS ON FORM 8-K

                               There have been no reports on Form 8-K filed during the Company's fiscal quarter ended June 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MEXICAN RESTAURANTS, INC.

Dated:  August 18, 2003                             By:  /s/ Curt Glowacki
Curt Glowacki                                          -------------------------
Chief Executive Officer
(Principal Executive Officer)



Dated: August 18, 2003                              By:  /s/ Andrew J. Dennard
Andrew J. Dennard                                      -------------------------
Senior Vice President, Chief Financial
Officer & Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number   Document Description
-------  --------------------
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002