Form 10-Q
period 2003-09-28
MEXICAN RESTAURANTS INC
filed 2003-11-07
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 28, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ___________ to ______________


                         Commission file number: 0-28234

                            MEXICAN RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)


         TEXAS                                           76-0493269
State or other jurisdiction of              (IRS Employer Identification Number)
incorporation or organization)


            1135 EDGEBROOK, HOUSTON, TEXAS               77034-1899
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

                               Yes      No  X
                                   ---     ---

Number of shares outstanding of each of the issuer's classes of common stock, as of October 15, 2003: 3,384,605 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                 UNAUDITED)         (AUDITED)
ASSETS                                                           9/28/2003          12/29/2002
                                                               --------------     --------------
Current assets:
        Cash and cash equivalents                              $      271,288     $      526,536
        Royalties receivable                                          169,961            142,031
        Other receivables                                             500,164            659,901
        Inventory                                                     513,373            557,555
        Taxes receivable                                              359,714            382,882
        Prepaid expenses and other current assets                     545,971            592,075
                                                               --------------     --------------
               Total current assets                                 2,360,471          2,860,980
                                                               --------------     --------------

Property, plant and equipment                                      28,879,862         27,347,171
        Less accumulated depreciation                             (12,360,976)       (10,706,035)
                                                               --------------     --------------
               Net property, plant and equipment                   16,518,886         16,641,136
Deferred tax assets                                                   252,025            454,453
Property held for resale                                              963,605            963,605
Other assets                                                        8,077,276          8,062,605
                                                               --------------     --------------
                                                               $   28,172,263     $   28,982,779
                                                               ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current installments of long-term debt                 $    1,500,000     $    1,000,000
        Accounts payable                                            1,700,587          1,879,171
        Accrued sales and liquor taxes                                460,884            441,264
        Accrued payroll and taxes                                     945,466            999,403
        Accrued expenses                                              792,854          1,277,525
                                                               --------------     --------------
               Total current liabilities                            5,399,791          5,597,363
                                                               --------------     --------------

Long-term debt, net of current portion                              2,000,000          3,400,000
Other liabilities                                                     884,781            852,214
Deferred gain                                                       2,029,391          2,185,498

Stockholders' equity:
        Preferred stock, $.01 par value, 1,000,000 shares
             authorized                                                    --                 --
        Capital stock, $0.01 par value, 20,000,000 shares
             authorized, 4,732,705 shares issued                       47,327             47,327
        Additional paid-in capital                                 20,121,076         20,121,076
        Retained earnings                                           9,457,343          8,577,725
        Deferred compensation                                         (57,933)           (88,911)
        Treasury stock, cost of 1,348,100 common shares           (11,709,513)       (11,709,513)
                                                               --------------     --------------
               Total stockholders' equity                          17,858,300         16,947,704

                                                               --------------     --------------
                                                               $   28,172,263     $   28,982,779
                                                               ==============     ==============


                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                      13-WEEK           13-WEEK            39-WEEK            39-WEEK
                                                    PERIOD ENDED      PERIOD ENDED       PERIOD ENDED       PERIOD ENDED
                                                      09/28/03          09/29/03           9/28/03            09/29/02
                                                   --------------     --------------     --------------     --------------
 Revenues:
       Restaurant sales                            $   14,857,758     $   14,758,163     $   43,769,906     $   44,995,194
       Franchise fees and royalties                       296,362            331,690            855,878            954,533
       Other                                                2,934             26,872             13,066             44,530
                                                   --------------     --------------     --------------     --------------
                                                       15,157,054         15,116,725         44,638,850         45,994,257
                                                   --------------     --------------     --------------     --------------

 Costs and expenses:
       Cost of sales                                    4,131,939          3,961,890         12,128,125         12,206,950
       Labor                                            4,944,326          4,916,765         14,644,431         14,799,075
       Restaurant operating expenses                    3,827,094          3,776,927         11,113,980         11,091,564
       General and administrative                       1,333,358          1,282,531          3,968,340          3,905,510
       Depreciation and amortization                      600,290            562,967          1,773,000          1,660,018
       Pre-opening costs                                    1,857                 --             95,526                 --
       Restaurant closure costs                            52,648                 --             52,648                 --
                                                   --------------     --------------     --------------     --------------
                                                       14,891,512         14,501,080         43,776,050         43,663,117

                                                   --------------     --------------     --------------     --------------
             Operating income                             265,542            615,645            862,800          2,331,140
                                                   --------------     --------------     --------------     --------------

 Other income (expense):
       Interest income                                      6,512             71,617             20,165             98,789
       Interest expense                                   (60,821)           (97,339)          (196,713)          (301,288)
       Other, net                                          51,256             70,674            567,441            100,053
                                                   --------------     --------------     --------------     --------------
                                                           (3,053)            44,952            390,893           (102,446)
                                                   --------------     --------------     --------------     --------------

 Income before income tax expense                         262,489            660,597          1,253,693          2,228,694
       Income tax expense                                  65,822            202,803            374,073            679,025
                                                   --------------     --------------     --------------     --------------

             Net income                            $      196,667     $      457,794     $      879,620     $    1,549,669
                                                   ==============     ==============     ==============     ==============


 Basic income per share                            $         0.06     $         0.13     $         0.26     $         0.45
                                                   ==============     ==============     ==============     ==============

 Diluted  income per share                         $         0.06     $         0.13     $         0.26     $         0.44
                                                   ==============     ==============     ==============     ==============

 Weighted average number of shares (basic)              3,384,605          3,417,748          3,384,605          3,464,295
                                                   ==============     ==============     ==============     ==============

 Weighted average number of shares (diluted)            3,422,013          3,489,274          3,424,879          3,540,345
                                                   ==============     ==============     ==============     ==============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          39-WEEK PERIODS ENDED
                                                                                     -------------------------------
                                                                                      09/28/03             09/29/02
                                                                                     -----------         -----------
Cash flows from operating activities:
     Net income                                                                      $   879,620         $ 1,549,669
     Adjustments to reconcile net income to net cash
        provided by operating activities:
                  Deferred compensation                                                   30,978              30,978
                  Depreciation and amortization                                        1,773,000           1,660,018
                  Deferred gain amortization                                            (156,107)           (156,106)
                  Asset impairments and restaurant closure costs                          33,498                  --
                  Deferred taxes                                                         202,428             327,815
                  Loss (gain) on sale of property, plant & equipment                    (476,627)             12,998
     Changes in assets and liabilities:
                  Royalties receivable                                                   (27,930)            (32,674)
                  Other receivables                                                      159,737             (21,514)
                  Income tax receivable/payable                                           23,168             200,704
                  Inventory                                                               44,182              46,160
                  Prepaid and other current assets                                        46,104              56,466
                  Other assets                                                           (79,954)              5,318
                  Accounts payable                                                      (178,584)            (77,271)
                  Accrued expenses and other liabilites                                 (518,991)           (623,239)
                  Other liabilities                                                       32,567             218,394
                                                                                     -----------         -----------
                            Total adjustments                                            907,469           1,648,047
                                                                                     -----------         -----------
                            Net cash provided by operating activities                  1,787,089           3,197,716
                                                                                     -----------         -----------

Cash flows from investing activities:
                  Insurance proceeds from fire loss on building                          488,629                  --
                  Purchase of property, plant and equipment                           (1,630,966)         (1,298,355)
                  Proceeds from sale of property, plant and equipment                         --              78,000
                  Payment received on note for sale of property                               --              17,891
                                                                                     -----------         -----------
                            Net cash used in investing activities                     (1,142,337)         (1,202,464)
                                                                                     -----------         -----------

Cash flows from financing activities:
                  Net borrowings (payments) under line of credit                        (900,000)         (1,600,000)
                  Purchase of treasury stock                                                  --            (423,521)
                                                                                     -----------         -----------
                  Net cash used in financing activities                                 (900,000)         (2,023,521)
                                                                                     -----------         -----------

                                                                                     -----------         -----------
                  Decrease in cash and cash equivalents                                 (255,248)            (28,269)
                                                                                     -----------         -----------
Cash and cash equivalents at beginning of period                                         526,536             311,423
                                                                                     -----------         -----------
Cash and cash equivalents at end of period                                           $   271,288         $   283,154
                                                                                     ===========         ===========

Supplemental disclosure of cash flow information:
        Cash paid during the period:
                  Interest                                                           $   197,736         $   269,665
                  Income Taxes                                                       $   240,600         $   401,459
        Non-cash investing and financing activity:
                  Sale of property for note receivable                               $        --         $   398,047

             MEXICAN RESTAURANTS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

                  In the opinion of Mexican Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of September 28, 2003, and the consolidated statements of income for the 13-week and 39-week periods and cash flows for the 39-week period ended September 28, 2003 and September 29, 2002. The consolidated statements of income for the 13-week and 39-week periods ended September 28, 2003 are not necessarily indicative of the results to be expected for the full year.

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

3        NET INCOME PER COMMON SHARE

                  Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. As of September 28, 2003 and September 29, 2002, the Company had 1,036,470 and 1,048,470 options and warrants outstanding, respectively. As of September 28, 2003 and September 29, 2002, such stock options and warrants have the effect of increasing basic weighted average shares outstanding by 37,408 and 71,526 for the 13-week periods and 40,274 and 76,050 for the 39-week periods, respectively.

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

                  The Company has adopted the disclosure-only provisions of SFAS No. 123, "(Accounting for Stock-Based Compensation,)" and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "(Accounting for Stock Issued to Employees)" and related interpretations. Accordingly, no compensation cost has been recognized for stock options or warrants. Had compensation cost for the Company's outstanding stock options and warrants been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for the 13 week periods and 39 week periods ended September 29, 2003 and September 30, 2002, respectively:

                                                                                                13 WEEKS ENDED
                                                                                            -----------------------
                                                                                            9/29/03         9/28/02
                                                                                            -------         -------
Net income - as reported...........................................................        $ 196,667      $  457,794
Proforma net income - pro forma for SFAS No. 123...................................          173,397         455,927
Net income per share  basic and diluted - as reported..............................             0.06            0.13
Pro forma net income per share basic and diluted- pro forma for SFAS No. 123.......             0.05            0.13

                                                                                                39 WEEKS ENDED
                                                                                            -----------------------
                                                                                            9/29/03        9/28/02
                                                                                            -------         -------
Net income - as reported...........................................................        $ 879,620     $1,549,669
reported...........................................................................
Proforma net income - pro forma for SFAS No. 123...................................          847,395      1,544,067
Net income per share  basic and diluted - as reported..............................             0.26           0.44
Pro forma net income per share basic and diluted- pro forma for SFAS No. 123.......             0.25           0.44

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

RESULTS OF OPERATIONS

                  Revenues. The Company's revenues for the third quarter of fiscal 2003 were up $40,329 or 0.3% to $15.2 million compared with the same quarter one year ago. Restaurant sales for the third quarter of fiscal 2003 were up $99,595 or 0.7% compared with the same quarter one year ago, to $14.9 million. Total system sales at restaurants operating in both fiscal quarters ("same-stores") decreased 2.8%. Company-owned same-store sales for the quarter decreased 3.3%. Franchise-owned same-store sales for the quarter decreased 2.2%. The Company believes the decline in same-store sales is due primarily to the weak economy in the regions where the Company's stores are concentrated.

                  On a year-to-date basis, the Company's revenues were down $1.4 million or 2.9% to $44.6 million compared with the same 39-week period in fiscal 2002. Restaurant sales were down $1.2 million or 2.7% to $43.8 million compared with the same 39-week period in fiscal 2002. The decrease reflects a decline in same-store sales, partially offset by one new restaurant opening. Year-to-date total system same-store sales decreased 2.6% from the comparable period in fiscal 2002. Company-owned same-store sales for the 39-week period decreased 3.9% and franchise-owned same-store sales for the 39-week period decreased 0.8% from the comparable period in fiscal 2002.

                  Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also including paper and supplies, increased 100 basis points as a percentage of restaurant sales in the third quarter of fiscal 2003 to 27.8% from 26.8% for the same quarter in fiscal 2002. The increase reflects higher cheese and produce expenses.

                 On a year-to-date basis, cost of sales increased 60 basis points as a percentage of restaurant sales to 27.7% from 27.1% from the comparable period in fiscal 2002. The increase reflects higher cheese, produce, liquor and paper and supply expenses.

                  As a percentage of restaurant sales, labor and other related expenses did not change from the comparable period in fiscal 2002, remaining at 33.3% for the third quarter. Declining same-store sales has put pressure on labor costs given the semi-fixed nature of management, workers compensation and health insurance expenses; however, reduced over-time expense offset most of that pressure in the third quarter.

                  On a year-to-date basis, labor and other related expenses as a percentage of restaurant sales increased 60 basis points to 33.5% from 32.9% for the comparable period in fiscal 2002. The increase was due to the same factors discussed above.

                  Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes and advertising, as a percentage of restaurant sales increased 20 basis points to 25.8% in the third quarter of fiscal 2003 from 25.6% in the same quarter in fiscal 2002. The increase reflects higher utility expenses, higher insurance premiums, and fixed restaurant expenses relative to declining same-store sales.

                  On a year-to-date basis, restaurant operating expenses increased 70 basis points to 25.4% from 24.7% for the comparable period in fiscal 2002. The increase was due to the same factors discussed above.

                  As a percentage of total sales, general and administrative expenses increased 30 basis points to 8.8% in the third quarter of fiscal 2003 from 8.5% in the same quarter in fiscal 2002, reflecting a reclass of Texas franchise taxes that were based on capital from income tax expense to general and administrative expense.

                  On a year-to-date basis, general and administrative expenses increased as a percentage of total sales 40 basis points to 8.9% in fiscal 2003 compared with 8.5% for the comparable period in fiscal 2002. The increase, as a percentage of sales, reflects declining same-store sales and the reclass of Texas franchise taxes as stated above.

                  Depreciation and amortization expense as a percentage of total sales increased 30 basis points to 4.0% in the third quarter of fiscal 2003 from 3.7% for the same quarter in fiscal 2002. The increase, in part, reflects declining same-store sales. In absolute dollars, depreciation and amortization increased $38,901 to $600,290 for the third quarter of fiscal 2003 due to new asset additions and restaurant remodels.

                  On a year-to-date basis, depreciation and amortization expense as a percentage of total sales increased 40 basis points to 4.0% from 3.6% for the comparable period in fiscal 2002. The increase, in part, reflects declining same-store sales. In absolute dollars, depreciation and amortization increased $112,982 to $1,773,000 for the comparable 39-week period due to new asset additions and restaurant remodels.

                  The Company did not open new restaurants in the first or third quarters of fiscal 2003, and opened one new restaurant in the second quarter of 2003, incurring $95,526 in pre-opening expenses year-to-date. No new restaurants were opened during the 39-week period in fiscal year 2002.

                  Other Income (Expense). Net other income (expense) decreased from income to an expense by $48,005 compared with the third quarter one year ago. Interest income and other, net, decreased $65,105 to $6,512 and $19,418 to $51,256, respectively, compared with the third quarter one year ago. Last year the Company received $53,935 of interest income from the IRS for tax refunds previously recorded in the third quarter of fiscal 2002. Also in the third quarter of fiscal 2002, the Company recorded $60,103 of business interruption insurance due to fire damage at the Company's Humble, Texas location. For the third quarter of fiscal 2003, interest expense decreased by $36,518 to $60,821 compared with the third quarter in fiscal 2002, reflecting a lower average debt balance in the third quarter of fiscal 2003. Total debt as of September 28, 2003 was $3.5 million compared with $5.0 million as of September 29, 2002.

                  On a year-to-date basis, interest expense decreased by $104,575 to $196,713, reflecting a lower average debt balance. Other, net, increased $467,388 to $567,441, reflecting a gain of $477,508 for insurance proceeds received from fire damage at the Humble, Texas restaurant location.

                  Income Tax Expense. For the third quarter of fiscal 2003, the Company's effective tax rate was 25.1% as compared with 30.7% in the same quarter in fiscal 2002. The effective tax rate is a function of year-to-date annualizing, the effects of permanent and temporary differences, the alternative minimum tax and the utilization of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company met its capital requirements for the 39-weeks ended September 28, 2003 with cash generated by operations and cash reserves from the previous year. As of September 28, 2003, the Company's operations generated approximately $1.8 million in cash, as compared with $3.2 million in the same period one year ago. As of September 28, 2003, the Company had a working capital deficit of approximately $3.0 million, of which $1.5 million is due to Fleet National Bank under the terms of its credit agreement ($250,000 payment per quarter on the term note and $500,000 due on the revolver by June 29, 2004). A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                  The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During the first 39 weeks of fiscal 2003, capital expenditures on property, plant and equipment were approximately $1.6 million as compared to $1.3 million for the first 39 weeks of fiscal 2002. The capital expenditures were for necessary replacement of equipment and leasehold improvements in various older units. On April 17, 2003, the Company acquired an existing franchise restaurant in a sale-leaseback transaction. The Company closed, remodeled and reopened the restaurant on May 19, 2003, spending $380,747 on the remodel. The Company completed the remodel of one additional restaurant during the third quarter of fiscal year 2003. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $250,000.

                  On June 29, 2001, the Company re-financed $7.8 million of its debt with Fleet National Bank. The credit facility with Fleet is for $10.0 million and consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on June 29, 2006 and a $5.0 million revolving line of credit that matures on June 29, 2004. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. The Company paid down $900,000 of its indebtedness during the 39 weeks of fiscal year 2003. As of September 28, 2003, the Company had $3.5 million outstanding on the credit facility. In August 2003, the Fleet approved an amendment of the existing credit facility, effective June 29, 2003 that amended the minimum rolling twelve-month EBITDA and the cash flow coverage covenants. As of September 28, 2003, the Company was in compliance with covenants as amended. The Company expects to be in compliance with the covenants in the credit facility, as amended, for the next twelve months.

                  Over the last several years, the Company's debt was incurred to carry out acquisitions, to develop new restaurants, and to remodel existing restaurants, as well as to accommodate other working capital needs. The Company anticipates that it will use excess cash flow during the remainder of fiscal year 2003 to pay down debt by approximately $400,000 (approximately $300,000 less than what was estimated as of June 29, 2003, reflecting fees and other expenses that will be paid in the fourth quarter relating to the Company's acquisition of franchisee restaurants as described below).

                  On September 25, 2003, the Company signed an agreement to acquire 13 restaurants and related assets from its Beaumont-based franchisee, Thomas Harken, and Mr. Harken's operating partner, Victor Gonzalez, for a total consideration of approximately $13.75 million. The restaurants to be acquired include eight Casa Ole restaurants located in Southeast Texas, two Casa Ole restaurants located in Southwest Louisiana, and three Crazy Jose's restaurants located in Southeast Texas. In fiscal year 2002, these restaurants had combined sales of over $20.0 million. The transaction is expected to close by the end of this fiscal year.

                  On August 12, 2003, the Company decided to apply for listing on the Nasdaq SmallCap Market after receiving notice from the Nasdaq Listing Qualifications Staff that the minimum market value of its publicly held shares of its common stock did not comply with the requirements for continued listing on the Nasdaq National Market. The Company was accepted on to the Nasdaq SmallCap Market in mid-September.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amount outstanding at September 28, 2003, a 1% change in interest rates would change interest expense by $8,750.

ITEM 4.   CONTROLS AND PROCEDURES

                  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer together with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon the evaluation, the Company's President and Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)      EXHIBITS

                          Exhibit
                          Number                      Document Description
                          ------                      --------------------
                          10.1                        Asset Purchase Agreement by and among Casa Ole East, Ltd.
                                                      as Buyer, and Mexican Restaurants, Inc., as Guarantor,
                                                      Casa Ole of Beaumont, Inc., Casa Ole of Lake Charles,
                                                      Inc., Harken Real Estate Company, Inc., Crazy Jose's
                                                      Restaurant Group, Inc. and Crazy Jose's Franchising,
                                                      Inc., as Seller, and Thomas L. and Melba Harken and
                                                      Victor M. and Dolores Gonzalez, as Shareholders dated
                                                      September 25, 2003

                          31.1                        Certification of Chief Executive Officer Pursuant to
                                                      Section 302 of the Sarbanes-Oxley Act of 2002

                          Exhibit
                          Number                      Document Description
                          ------                      --------------------
                          31.2                        Certification of Chief Financial Officer Pursuant to
                                                      Section 302 of the Sarbanes-Oxley Act of 2002

                          32.1                        Certification of Chief Executive Officer Pursuant to
                                                      Section 906 of the Sarbanes-Oxley Act of 2002

                          32.2                        Certification of Chief Financial Officer Pursuant to
                                                      Section 906 of the Sarbanes-Oxley Act of 2002


                  (b)     REPORTS ON FORM 8-K

                                                      There were four reports on Form 8-K filed during the
                                                      Company's fiscal quarter ended September 28, 2003.

                                                      On August 4, 2003, the Company filed a report on Form
                                                      8-K under Item 5 - Other Events, and under Item 7 -
                                                      Financial Statements and Exhibits, including its
                                                      August 1, 2003 press release announcing that it
                                                      received notice from the Nasdaq Listing
                                                      Qualifications Staff that it failed to comply with
                                                      the minimum market value of publicly held shares
                                                      required for continued listing on the Nasdaq National
                                                      Market. On August 13, 2003, the Company filed a
                                                      report on Form 8-K under Item 5 - Other Events, and
                                                      Item 7 - Financial Statements and Exhibits, which
                                                      included its August 12, 2003 press release announcing
                                                      that it had decided to apply for listing on the
                                                      Nasdaq SmallCap Market.

                                                      On August 19, 2003, the Company filed a report on
                                                      Form 8-K which furnished information under Item 12 -
                                                      Results of Operations and Financial Condition, and
                                                      under Item 7 - Financial Statements and Exhibits, and
                                                      which attached its August 18, 2003 press release
                                                      announcing its financial results for the second
                                                      quarter ended June 29, 2003. On September 26, 2003,
                                                      the Company filed a report on Form 8-K under Item 5 -
                                                      Other Events, and under Item 7 - Financial Statements
                                                      and Exhibits, including its September 25, 2003 press
                                                      release announcing its agreement to acquire 13
                                                      restaurants and related assets from its
                                                      Beaumont-based franchisee.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MEXICAN RESTAURANTS, INC.

Dated:  November 6, 2003                By:  /s/ Curt Glowacki
                                        ----------------------
                                        Curt Glowacki
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Dated: November 6, 2003                 By:  /s/ Andrew J. Dennard
                                        --------------------------
                                        Andrew J. Dennard
                                        Senior Vice President, Chief Financial
                                        Officer & Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                 EXHIBIT INDEX

  Exhibit
  Number                       Document Description
  ------                       --------------------
   10.1                        Asset Purchase Agreement by and among Casa Ole East, Ltd.
                               as Buyer, and Mexican Restaurants, Inc., as Guarantor,
                               Casa Ole of Beaumont, Inc., Casa Ole of Lake Charles,
                               Inc., Harken Real Estate Company, Inc., Crazy Jose's
                               Restaurant Group, Inc. and Crazy Jose's Franchising,
                               Inc., as Seller, and Thomas L. and Melba Harken and
                               Victor M. and Dolores Gonzalez, as Shareholders dated
                               September 25, 2003

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