Form 10-K
period 2003-12-28
MEXICAN RESTAURANTS INC
filed 2004-03-26
CIK 1009244

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes      No  X
                                                                   ---     ---

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq Small Cap Market on the last business day of the second quarter ended June 29, 2003 was $4,671,846. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

Number of shares outstanding of the Registrant's Common Stock, as of March 24, 2004: 3,384,605 shares of common stock, par value $.01.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held May 4, 2004, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

PART I                                                                                                                 PAGE
     Item 1.      Business                                                                                               3
     Item 2.      Properties                                                                                             9
     Item 3.      Legal Proceedings                                                                                     10
     Item 4.      Submission of Matters to a Vote of Security Holders                                                   10

PART II
     Item 5.      Market for the Registrant's Common Stock and Related Shareholder Matters                              10
     Item 6.      Selected Financial Data                                                                               11
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations                 12
     Item 7A.     Quantitative and Qualitative Disclosures about Market Risks                                           16
     Item 8.      Financial Statements and Supplementary Data                                                           16
     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                  16
     Item 9A.     Controls and Procedures                                                                               16

PART III
     Item 10.     Directors and Executive Officers of the Registrant                                                    16
     Item 11.     Executive Compensation                                                                                16
     Item 12.     Security Ownership of Certain Beneficial Owners and Management                                        16
     Item 13.     Certain Relationships and Related Transactions                                                        17
     Item 14.     Principal Accounting Fees and Services                                                                17

PART IV
     Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                                       17

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K under "Business", "Legal Proceedings". "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Mexican Restaurants, Inc. and its subsidiaries (the "Company"), its restaurants, area developers and franchisees to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; area developers' adherence to development schedules; changes in, or the failure to comply with government regulations; regional weather conditions; construction schedules; and other factors referenced in the Form 10-K. The use in this Form 10-K of such words as "believes", "anticipates", "expects", "intends" and similar expressions with respect to future activities or other future events or conditions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees, its area developers, and franchisees and the manner in which they operate and develop stores in light of various factors, including those set forth above.

         Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that its objectives or plans will be achieved.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Mexican Restaurants, Inc. (the "Company") operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Ole, Monterey's Tex-Mex Cafe, Monterey's Little Mexico, Tortuga Coastal Cantina, La Senorita and Crazy Jose. The Casa Ole, Monterey, Tortuga, La Senorita and Crazy Jose concepts have been in business for 32, 49, 10, 25 and 17 years, respectively. Today the Company operates 64 restaurants, franchises 22 restaurants and licenses one restaurant in various communities across Texas, Louisiana, Oklahoma and Michigan. The Casa Ole, Monterey, La Senorita and Crazy Jose restaurants are designed to appeal to a broad range of customers, and are located primarily in small and in medium-sized communities and middle-income areas of larger markets. The Tortuga Coastal Cantina restaurants also are designed to appeal to a broad range of customers and are located primarily in Houston suburban markets. The restaurants offer fresh, quality food, affordable prices, friendly service and comfortable surroundings. Menus feature a variety of traditional Mexican and Tex-Mex selections, complemented by the Company's own original Mexican-based recipes designed to have broad appeal. The Company believes that the established success of the Company in existing markets, its focus on middle-income customers, and the skills of its management team provide significant opportunities to realize the value inherent in the Mexican restaurant market and increase revenues in existing markets.

         On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The restaurants acquired include 8 Casa Ole restaurants located in Southeast Texas, 2 Casa Ole restaurants located in Southwest Louisiana, and 3 Crazy Jose's restaurants located in Southeast Texas. In the past year these restaurants had combined sales of over $20 million.

         The Company was incorporated under the name "Casa Ole Restaurants, Inc." under the laws of the State of Texas in February 1996, and had its initial public offering in April 1996. On May 24, 1999, the Company changed its corporate name to Mexican Restaurants, Inc. The Company operates as a holding company and conducts substantially all of its operations through its subsidiaries. All references to the Company include the Company and its subsidiaries, unless otherwise stated.

STRATEGY AND CONCEPT

         The Company's objective is to be perceived as a value leader in the Mexican theme segment of the full-service casual dining marketplace. To accomplish this objective, the Company has developed strategies designed to achieve and maintain high levels of customer loyalty, frequent patronage and profitability. The key strategic elements are:

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

         The menus feature a wide variety of entrees including enchiladas, combination platters, burritos, fajitas, coastal seafood and other house specialties. The menu also includes soup, salads, appetizers and desserts. From time to time the Company also introduces new dishes designed to keep the menus fresh. Alcoholic beverages are served as a complement to meals and represent a range of less than 5% of sales at its more family-oriented locations, and up to 20% in its more casual dining locations. At Company-owned restaurants the dinner menu entrees presently range in price from $4.99 to $15.95, with most items priced between $5.95 and $9.95. Lunch prices at most Company-owned restaurants presently range from $4.99 to $8.95.

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

GROWTH STRATEGY

         The Company believes that the unit economics of the various restaurant concepts of the Company, as well as their value orientation and focus on middle income customers, provide significant potential opportunities for growth. The Company's long-standing strategy to capitalize on these growth opportunities has been comprised of two key elements:

         IMPROVE SAME RESTAURANT SALES AND PROFITS. The Company's first growth opportunity is to improve the sales and controllable income of existing restaurants (controllable income consists of restaurant sales less food and beverage expenses, labor and controllable expenses, such as utilities and repair and maintenance expenses, but excludes advertising and occupancy expenses). This is accomplished through an emphasis on restaurant operations, coupled with improving marketing, purchasing and other organizational efficiencies (see "Restaurant Operations" below). During fiscal year 2004, the Company expects to focus on improving sales and profitability so that it can maximize free cash flow, which it will use to pay off debt and to make opportunistic purchases of its common stock.

         INCREASED PENETRATION OF EXISTING MARKETS. The Company's second growth opportunity is, when it believes market auditions warrant, to increase the number of restaurants in existing Designated Market Areas ("DMAs") and to expand into contiguous new markets. The DMA concept is a mapping tool developed by the A.C. Nielsen Co. that measures the size of a particular market by reference to communities included within a common television market. The Company's objective in increasing the density of Company-owned restaurants within existing markets is to improve operating efficiencies in such markets and to realize improved overhead absorption. In addition, the Company believes that increasing the density of restaurants in both Company-owned and franchised markets will assist it in achieving effective media penetration while maintaining or reducing advertising costs as a percentage of revenues in the relevant markets. The Company believes that careful and prudent site selection within existing markets will avoid cannibalization of the sales base of existing restaurants.

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

         The Company did not build any new restaurants in fiscal year 2003. The Company does not currently anticipate building any new restaurants in fiscal year 2004 but plans to significantly remodel two restaurants and moderately remodel seven other restaurants. In adding to its Company-owned restaurants, the Company anticipates it will continue to selectively acquire existing franchised restaurants. The Company acquired one existing franchised restaurant in fiscal year 2003 as well as completed the acquisition of 13 restaurants and related assets from its Beaumont-based franchisee on January 7, 2004.

SITE SELECTION

         When developing new restaurant sites, senior management of the Company devotes significant time and resources to analyzing prospective sites for the Company's restaurants. Senior management has also created and utilizes a site selection committee, which reviews and approves each site to be developed. In addition, the Company conducts customer surveys to define precisely the demographic profile of the customer base of each of the Company's restaurant concepts. The Company's site selection criteria focus on:

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

         The Company believes that a sufficient number of suitable sites are available for contemplated Company and franchise development in existing markets. Based on its current planning and market information, the Company does not plan to open additional restaurants in fiscal year 2004. The anticipated total investment for a 4,200 to 5,600 square foot restaurant, including land, building, equipment, signage, site work, furniture, fixtures and decor ranges between $1.4 and $2.1 million (including capitalized lease value). Additionally, training and other pre-opening costs are anticipated to approximate $50,000 to $100,000 per location. The cost of developing and operating a Company restaurant can vary based upon fluctuations in land acquisition and site improvement costs, construction costs in various markets, the size of the particular restaurant and other factors. Although the Company anticipates that development costs associated with near-term restaurants will range between $1.4 and $2.1 million, there can be no assurance of this. Where possible, the Company uses build to suit, lease conversion or sale and leaseback transactions to limit its cash investment to approximately $500,000 per location.

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

         As of December 28, 2003, the Company employed approximately 2,300 people, of whom approximately 2,250 were restaurant personnel at the Company-owned restaurants and 50 were corporate personnel. The Company considers its employee relations to be good. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company's employees are not covered by a collective bargaining agreement.

         TRAINING AND QUALITY CONTROL. The Company requires its hourly employees to participate in a formal training program carried out at the individual restaurants, with the on-the-job training program varying from three days to two weeks based upon the applicable position. Managers of both Company-owned and franchised restaurants are trained at one of the Company's specified training stores by that store's general manager and are then certified upon completion of a four to six week program that encompasses all aspects of restaurant operations as well as personnel management and policy and procedures, with special emphasis on quality control and customer relations. To evaluate ongoing employee service and provide rewards to employees, the Company employs a "mystery shopper" program that consists of two anonymous visits per month per restaurant. The Company's franchise agreement requires each franchised restaurant to employ a general manager who has completed the Company's training program at one of the Company's specified training stores. Compliance with the Company's operational standards is monitored for both Company-owned and franchised restaurants by random, on-site visits by corporate management, regular inspections by regional supervisors, the ongoing direction of a corporate quality control manager and the mystery shopper program.

         MARKETING AND ADVERTISING. The Company believes that when media penetration is achieved in a particular market, investments in radio and television advertising can generate significant increases in revenues in a cost-effective manner. During fiscal 2003, the Company spent approximately 3.7% of restaurant revenues on various forms of advertising and plans to spend a comparable amount in fiscal 2004. Besides radio and television, the Company makes use of in-store promotions, involvement in community activities, and customer word-of-mouth to maintain their performance.

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

FRANCHISING

         The Company currently has 13 franchisees operating a total of 21 restaurants and one licensee operating one restaurant. In fiscal year 2003, no new franchise restaurants were opened and one franchise restaurant was sold to the Company. Another franchise restaurant that was temporarily closed during the fourth quarter of fiscal year 2002 remained closed during fiscal year 2003 but is scheduled to reopen sometime during the second quarter of fiscal year 2004. The Company's largest franchisee, a Beaumont-based franchisee, sold its 13 restaurants and related assets to the Company on January 7, 2004. Franchising allows the Company to expand the number of stores and penetrate markets more quickly and with less capital than developing Company-owned stores. Franchisees are selected on the basis of various factors, including business background, experience and financial resources. In seeking new franchisees, the Company targets experienced multi-unit restaurant operators with knowledge of a particular geographic market and financial resources sufficient to execute the Company's development schedule. Under the current franchise agreement, franchisees are required to operate their stores in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. In addition, franchisees are required to purchase, directly from the Company or its authorized agent, spice packages for use in the preparation of certain menu items, and must purchase certain other items from approved suppliers unless written consent is received from the Company.

         FRANCHISE AGREEMENTS. The Company enters into a franchise agreement with each franchisee that grants the franchisee the right to develop a single store within a specific territory at a site approved by the Company. The franchisee then has limited exclusive rights within the territory. Under the Company's current standard franchise agreement, the franchisee is required to pay a franchise fee of $25,000 per restaurant. The current standard franchise agreement provides for an initial term of 15 years (with a limited renewal option) and payment of a royalty of 3% to 5% of gross sales. The termination dates of the Company's franchise agreements with its existing franchisees currently range from 2004 to 2015.

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

         AREA DEVELOPERS. The area development agreement is an extension of the standard franchise agreement. The area development agreement provides area developers with the right to execute more than one franchise agreement in accordance with a fixed development schedule. Restaurants established under these agreements must be located in a specific territory in which the area developer will have limited exclusive rights. Area developers pay an initial development fee generally equal to the total initial franchise fee for the first franchise agreement to be executed pursuant to the development schedule plus 10% of the initial franchise fee for each additional franchise agreement to be executed pursuant to the development schedule. Generally the initial development fee is not refundable, but will be applied in the proportions described above to the initial franchise fee payable for each franchise agreement executed pursuant to the development schedule. New area developers will pay monthly royalties for all restaurants established under such franchise agreements on a declining scale generally ranging from 5% of gross sales for the initial restaurant to 3% of gross sales for the fourth restaurant and thereafter as additional restaurants are developed. Area development agreements are not assignable without the prior written consent of the Company. The Company will retain rights of first refusal with respect to proposed sales of restaurants by the area developers. Area developers are not permitted to compete with the Company. As described above, the enforceability and permitted scope of such noncompetition provisions may vary from state to state. If an area developer fails to meet its development schedule obligations, the Company can, among other things, terminate the area development agreement or modify the territory in the agreement. These termination rights may be limited by applicable state franchise laws. The Company is not currently seeking new area developers. One area developer, a Beaumont-based franchisee, sold its 10 Casa Ole franchise restaurants and related assets to the Company on January 7, 2004 (the Company also purchased three Crazy Jose restaurants in the same transaction). The Company currently has two area developers operating a total of four and three restaurants, respectively.

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

         Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the Company's restaurants, including minimum age of patrons drinking alcoholic beverages and of employees serving alcoholic beverages, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The Company is also subject to "dramshop" statutes that generally provide a person injured by an intoxicated person may seek to recover damages from an establishment determined to have wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. Additionally, within thirty days of employment by the Company, each Texas employee of the Company who serves alcoholic beverages is required to attend an alcoholic seller training program that has been approved by the Texas Alcoholic Beverage Commission and endorsed by the Texas Restaurant Association and that endeavors to educate the server to detect and prevent overservice of the Company's customers. This program strives to educate the server to detect and prevent over-service, or underage- service, of alcoholic beverages to the Company's customers.

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

TRADEMARKS, SERVICE MARKS AND TRADE DRESS

         The Company believes its trademarks, service marks and trade dress have significant value and are important to its marketing efforts. It has registered the trademarks for "Casa Ole", "Casa Ole Mexican Restaurant", "Monterey's Tex-Mex Cafe", "Monterey's Little Mexico", "Tortuga Cantina", "La Senorita" and as of January 7, 2004 "Crazy Jose" with the U.S. Patent Office.

RISK FACTORS

         The Company cautions readers that its business is subject to a number of risks, any of which could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in releases, including this Form 10-K, and oral statements. Certain risk factors are presented throughout this document, including, among others, business strategy; site selection; attracting and retaining franchisees, managers and other employees; availability of food products; competition and government regulation. Certain other risks to which the Company is subject include:

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

         INFLATION MAY ADVERSELY IMPACT NET INCOME. The Company believes that inflation has impacted net income during fiscal year 2003. Substantial increases in utility expenses and certain food costs items had a marked impact on the Company's operating results to the extent such increases could not be passed along to customers. There can be no assurance that the Company will not experience the same inflationary impact in the future. If operating expenses increase, management intends to attempt to recover increased costs by increasing prices to the extent deemed advisable in light of competitive conditions. The Company does not have or participate in transactions involving derivative, financial and commodity instruments.

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

         THE COMPANY'S FINANCIAL COVENANTS COULD ADVERSELY AFFECT THE COMPANY'S ABILITY TO BORROW. Under the Company's current credit agreement, it is subject to certain reporting requirements and financial covenants, including requirements that it maintain minimum levels of net worth and various financial ratios. Although it is currently in compliance with such financial covenants, an erosion of the Company's business could place the Company out of compliance in future periods. Potential remedies for the lender include declaring all outstanding amounts immediately payable, terminating commitments and enforcing any liens; however, in the event of any future noncompliance the Company may seek a waiver from such lender. See Note 3, Long-term Debt, of Notes to Consolidated Financial Statements.

         THE COMPANY'S MANAGEMENT AND DIRECTORS HOLD A MAJORITY OF THE COMMON STOCK. Approximately 59.8% of the Common Stock and rights to acquire Common Stock of the Company are beneficially owned or held by Larry N. Forehand, David Nierenberg, Michael D. Domec and Louis P. Neeb, directors and/or executive officers of the Company. As a result, these individuals have substantial control over matters requiring shareholder approval, including the election of directors.

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

         CHANGES IN GENERAL ECONOMIC AND POLITICAL CONDITIONS AFFECT CONSUMER SPENDING AND MAY HARM THE COMPANY'S REVENUES AND OPERATING RESULTS. The United States was in a recession throughout most of 2003, and although the economy appears to be improving during the first quarter of 2004, generally weak economic conditions may persist through 2004. Customers may continue to be apprehensive about the economy and reduce their level of discretionary spending until the economy exhibits sustained improvement. A decrease in discretionary spending could impact the frequency with which the Company's customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing the Company's revenues. Additionally, the continued responses to the terrorist attacks on the United States, possible future terrorist attacks and the conflict in Iraq and its aftermath may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by the Company's customers could have an adverse effect on the Company's revenues and operating results.

         RISING INSURANCE COSTS COULD NEGATIVELY IMPACT PROFITABILITY. The cost of insurance (workers compensation insurance, general liability insurance, health insurance and directors and officers liability) has risen significantly in the past year and is expected to continue to increase in 2004. These increases could have a negative impact on the Company's profitability if it is not able to negate the effect of such increases by continuing to improve its operating efficiencies.

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

         SHARES ELIGIBLE FOR FUTURE SALE COULD ADVERSELY IMPACT THE STOCK PRICE. Sales of substantial amounts of shares in the public market could adversely affect the market price of the Common Stock. In connection with its 1996 initial public offering, the Company granted limited registration rights to holders of warrants granted by the Company and Larry N. Forehand to Louis P. Neeb, Tex-Mex Partners, L.C. and a former officer of the Company to register the 757,465 underlying shares of Common Stock subject to such warrants in connection with registrations otherwise undertaken by the Company. If the Company registers these shares and these shareholders sell a large portion of their holdings on the open market at one time, the market price of the Common Stock will likely decline. In any event, the market price of the Common Stock could be subject to significant fluctuations in response to the Company's operating results and other factors.

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

         OTHER RISKS, UNKNOWN OR IMMATERIAL TODAY, MAY BECOME KNOWN OR MATERIAL IN THE FUTURE. The Company has attempted to identify certain material risks currently affecting it. However, additional risks that the Company does not yet know of, that are not described herein, or that it currently believes are immaterial, may occur or become material. These risks could impair the Company's business operations or adversely affect its results of operations.

ITEM 2. PROPERTIES

         In fiscal year 2003, the Company's executive offices were located in approximately 10,015 square feet of office space in Houston, Texas. The offices are currently leased by the Company from CO Properties No. 3, a Texas partnership owned by Larry N. Forehand and Michael D. Domec, under a gross lease (where the landlord pays utilities and property taxes) expiring in December 2006, with rental payments of $10,215 per month. See "Notes to Consolidated Financial Statements--Related Party Transactions." The Company believes that its properties are generally well maintained, in good condition and adequate for its operations. Further, the Company believes that suitable additional or replacement space will be available if required.

         The Company owns the land and buildings of two restaurant locations, and the building and improvements of two restaurant locations that are situated on ground leases with the balance of locations being on leased sites. In fiscal year 2003, the Company sold its pad site in Phoenix, Arizona for $512,500 in cash. On December 30, 2001 the Company closed three under-performing leased restaurants and in fiscal year 2002 the Company subleased those restaurants to other local operators. Real estate leased for Company-owned restaurants is typically leased under triple net leases that require the Company to pay real estate taxes and utilities, to maintain insurance with respect to the premises and in certain cases to pay contingent rent based on sales in excess of specified amounts. Generally the non-mall locations for the Company-owned restaurants have initial terms of 10 to 20 years with renewal options.

RESTAURANT LOCATIONS

         At December 28, 2003, the Company had 50 Company-operated restaurants, 31 franchise restaurants and one licensed restaurant. As of such date, the Company operated and franchised Casa Ole restaurants in the States of Texas and Louisiana; operated Monterey's Tex-Mex Cafe restaurants in the State of Oklahoma; operated and licensed Monterey's Little Mexico restaurants in the State of Texas; operated Tortuga Coastal Cantina restaurants in the State of Texas; and also operated and franchised La Senorita restaurants in the State of Michigan. The Company's portfolio of restaurants is summarized below:


       CASA OLE
           Company-operated                                      18 Leased
           Franchisee-operated                                   29
                                                                ---
                 CONCEPT TOTAL                                   47
                                                                ===

       MONTEREY'S TEX-MEX CAFE
           Company-operated                                       4 Leased
                                                                ---
                 CONCEPT TOTAL                                    4
                                                                ===

       MONTEREY'S LITTLE MEXICO
           Company-operated                                      14 Leased
           Licensee-operated                                      1
                                                                ---
                 CONCEPT TOTAL                                   15
                                                                ===

       TORTUGA COASTAL CANTINA
           Company-operated                                       9 Leased
                                                                ---
                 CONCEPT TOTAL                                    9
                                                                ===

       LA SENORITA
           Company-operated                                       5 Leased
           Franchisee-operated                                    2
                                                                ---
                 CONCEPT TOTAL                                    7
                                                                ===

                 SYSTEM TOTAL                                    82
                                                                ===

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation relating to claims arising from its operations in the normal course of business. Management believes that the ultimate disposition of all uninsured matters resulting from existing litigation will not have a material adverse effect on the Company's business or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 28, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information. The Company's Common Stock trades on the Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol "CASA." The following table sets forth the range of quarterly high and low closing sale prices of the Company's Common Stock on the Nasdaq Small Cap Market during each of the Company's fiscal quarters since December 31, 2001.


                                                                HIGH     LOW
                                                                ----     ----
     FISCAL YEAR 2002:
         First Quarter (ended March 31, 2002) ...............   3.80     2.75
         Second Quarter (ended June 30, 2002) ...............   4.70     3.42
         Third Quarter (ended September 29, 2002) ...........   4.10     2.85
         Fourth Quarter (ended December 29, 2002) ...........   3.64     3.20


                                                                   HIGH     LOW
                                                                   ----     ----
FISCAL YEAR 2003:
    First Quarter (ended March 30, 2003) ......................    3.68     3.01
    Second Quarter (ended June 29, 2003) ......................    3.53     3.01
    Third Quarter (ended September 28, 2003) ..................    3.71     3.00
    Fourth Quarter (ended December 28, 2003) ..................    4.08     3.32

FISCAL YEAR 2004:

     First Quarter (as of March 24, 2004) .....................    4.80     3.65

         Holders. As of March 24, 2004, the Company estimates that there were approximately 800 beneficial owners of the Company's Common Stock, represented by approximately 63 holders of record, and 3,384,605 shares of Common Stock outstanding.

         Dividends. Since its 1996 initial public offering, the Company has not paid cash dividends on its Common Stock. The Company intends to retain earnings of the Company to support operations, to finance expansion and pay down its debt and does not intend to pay cash dividends on the Common Stock for the foreseeable future. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. In addition, the Company's current credit agreement prohibits the payment of any cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

         Balance sheet data as of January 2, 2000, December 31, 2000, December 30, 2001, December 29, 2002 and December 28, 2003 and income statement data for the fiscal years then ended have been derived from consolidated financial statements audited by KPMG LLP, independent public accountants. The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Consolidated Financial Statements and the related Notes thereto included in Item 8. hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. hereof.


                                                                            FISCAL YEARS
                                                                            ------------
                                                 1999            2000            2001            2002           2003
                                              ----------      ----------      ----------      ----------      ----------
                                                                 (In thousand, except per share amounts
Revenues:
  Restaurant sales ......................     $   55,997      $   61,834      $   61,852      $   58,806      $   57,660
  Franchise fees, royalties and other ...          1,469           1,362           1,393           1,286           1,139
                                              ----------      ----------      ----------      ----------      ----------
                 Total revenues .........         57,466          63,196          63,245          60,092          58,799
                                              ----------      ----------      ----------      ----------      ----------
Costs and expenses:
  Cost of sales .........................         15,774          17,402          17,107          16,059          16,045
  Restaurant operating expenses .........         31,448          35,796          36,013          34,022          33,925
  General and administrative ............          5,191           5,548           5,457           5,198           5,306
  Depreciation and amortization .........          2,003           2,227           2,408           2,256           2,484
  Restaurant closure costs ..............          1,493              --             972              --           2,908
                                              ----------      ----------      ----------      ----------      ----------
                 Total costs and expenses         55,909          60,973          61,958          57,535          60,668
                                              ----------      ----------      ----------      ----------      ----------
Infrequently occurring income
  items, net ............................            437              --              --              --              --
                                              ----------      ----------      ----------      ----------      ----------
Operating income (loss) .................          1,994           2,223           1,287           2,557          (1,869)
Other income (expense) ..................           (534)           (885)           (302)            (57)            167
                                              ----------      ----------      ----------      ----------      ----------
Income (loss) before income tax expense .     $    1,460      $    1,338      $      985      $    2,500      $   (1,702)
                                              ==========      ==========      ==========      ==========      ==========
Extraordinary item ......................     $       --      $       --      $       --      $       --      $       --
                                              ==========      ==========      ==========      ==========      ==========
Net income (loss) .......................     $      833      $      867      $      849      $    1,704      $   (1,035)
                                              ==========      ==========      ==========      ==========      ==========
Net income (loss) per share (basic) .....     $     0.23      $     0.24      $     0.24      $     0.49      $    (0.31)
                                              ==========      ==========      ==========      ==========      ==========
Net income (loss) per share (diluted) ...     $     0.23      $     0.24      $     0.24      $     0.48      $    (0.31)
                                              ==========      ==========      ==========      ==========      ==========


                                                      AS OF THE END OF FISCAL YEARS
                                                      -----------------------------
                                      1999          2000            2001          2002           2003
                                   ---------      ---------      ---------      ---------      ---------
                                                               (In thousands)
BALANCE SHEET DATA:
Working capital (deficit) ....     $  (1,484)     $  (1,920)     $  (3,154)     $  (2,736)     $  (2,669)
Total assets .................     $  31,043      $  31,509      $  30,067      $  28,983      $  25,861
Long-term debt, less
   Current portion ...........     $   8,963      $   8,300      $   5,573      $   3,400      $   1,775
Total stockholders' equity ...     $  14,392      $  14,889      $  15,717      $  16,948      $  15,954

----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" above for additional factors relating to such statements. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements is contained under "Item 1. Business-Rick Factors."

GENERAL OVERVIEW

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

         The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Ole, Monterey's Tex-Mex Cafe, Monterey's Little Mexico, Tortuga Coastal Cantina and La Senorita. At December 28, 2003 the Company operated 50 restaurants, franchised 31 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

         On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The restaurants acquired include 8 Casa Ole restaurants located in Southeast Texas, 2 Casa Ole restaurants located in Southwest Louisiana, and 3 Crazy Jose's restaurants located in Southeast Texas. In the past year these restaurants had combined sales of over $20 million.

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

FISCAL YEAR

         The Company has a 52/53 week fiscal year ending on the Sunday nearest December 31. References in this Report to fiscal 2001 2002 and 2003 relate to the periods ended December 30, 2001, December 29, 2002 and December 28, 2003 respectively. Fiscal years 2001, 2002 and 2003 presented herein consisted of 52 weeks.

RESULTS OF OPERATIONS

FISCAL 2003 COMPARED TO FISCAL 2002

         REVENUES. The Company's revenues for the fiscal year ended December 28, 2003 were down $1,293,304 or 2.2% to $58.8 million compared with fiscal year 2002. Restaurant sales for fiscal year 2003 decreased $1,146,941 or 2.0% to $57.7 million compared with fiscal year 2002. The decrease in revenues reflects a decline in same-restaurant sales, especially in the Houston market, where approximately 51% of all restaurant sales are generated. Total system same-restaurant sales decreased 2.4%. Company-owned same restaurant sales decreased 3.6% and franchise-owned same-restaurant sales decreased 0.7%.

         Franchise fees, royalties and other decreased 11.4% or $146,363 to $1.1 million. The decrease reflects the decline in franchise-owned same-restaurant sales and the sale of one franchise restaurant.

         COSTS AND EXPENSES. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased as a percent of restaurant sales 50 basis points to 27.8% compared with 27.3% in fiscal 2002. The increase reflects higher cheese, produce, liquor and paper and supply expenses.

         Labor and other related expenses increased as a percentage of restaurant sales 40 basis points to 33.3% compared with 32.9% in fiscal 2002. The increase in labor as a percentage of restaurant sales reflects the semi-fixed nature of management costs, worker's compensation and health insurance expenses relative to declining same-restaurant sales.

         Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased as a percentage of restaurant sales 50 basis points to 25.5% in fiscal year 2003 as compared with 25.0% in fiscal year 2002. The increase reflects higher utility expenses, higher insurance premiums, and fixed restaurant expenses relative to declining same-restaurant sales.

         General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. General and administrative expenses increased as a percentage of total sales 40 basis points to 9.0% in fiscal year 2003 as compared with 8.6% in fiscal year 2002. Actual general and administrative expenses increased $108,335 in fiscal year 2003 compared with fiscal year 2002. The increase in general and administrative expenses reflects higher legal, officers and directors insurance and research and development expenses.

         Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization expense increased as a percentage of restaurant sales 40 basis points to 4.1% in fiscal year 2003 as compared with 3.7% in fiscal year 2002. Actual depreciation and amortization expense increased $148,135 in fiscal year 2003 compared with fiscal year 2002. The increase, in part, reflects declining same-restaurant sales. It also reflects the addition of new assets (routine replacements for kitchen equipment, HVAC, etc. and restaurant remodels).

         During fiscal year 2003, the Company incurred $95,891 in pre-opening expenses related to the purchase of one franchise restaurant that the Company remodeled for a new grand opening. In fiscal year 2002, the Company spent $15,837 in pre-opening expenses to re-open a restaurant that had been closed for six months due to fire damage.

         RESTAURANT CLOSURE COSTS. During the fourth quarter of fiscal year 2003, the Company expensed $2,855,758 related to restaurant closure and asset impairment costs. These costs were determined in accordance with SFAS No. 144 which requires that property, plant and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recorded in fiscal year 2002.

         OTHER INCOME (EXPENSE). Other income, net increased $224,645 to $167,265 in fiscal year 2003 compared with a net expense of $57,380 in fiscal year 2002. The improvement reflects a decrease in interest expense of $128,410 as debt decreased during fiscal year 2003 from $4.4 million to $2.8 million, or $1.6 million for the fiscal year. Other income, net increased in fiscal year 2003 principally because of a gain of $478,032 for insurance proceeds received from fire damage at the Humble, Texas restaurant location.

         INCOME TAX EXPENSE. The Company's effective tax benefit rate for fiscal year 2003 was 39.2% as compared to an effective tax rate for fiscal year 2002 of 31.8%. In fiscal year 2003, the Company impaired the value of assets in accordance with SFAS No. 144, which resulted in a GAAP to federal and state tax timing difference. In fiscal year 2002, there were no restaurant impairments, resulting in an effective tax rate closer to the normal corporate federal tax rate reduced by the effect of higher tax credits.

FISCAL 2002 COMPARED TO FISCAL 2001

         REVENUES. The Company's revenues for the fiscal year ended December 29, 2002 were down $3,152,573 or 5.0% to $60.0 million compared with fiscal year 2001. Restaurant sales for fiscal year 2002 decreased $3,045,047 or 4.9% to $58.8 million compared with fiscal year 2001. The decline, in part, reflects the December 30, 2001 closure of three under-performing restaurants located in Boise, Idaho. Those restaurants accounted for $1.6 million of restaurant sales in fiscal year 2001. In addition, another restaurant was closed for six months during fiscal year 2002 due to fire damage, resulting in approximately $620,000 in lost revenues. The full year impact of a franchise restaurant that was purchased by the Company in July of fiscal year 2001 increased comparable revenues approximately $450,000. The remaining decrease in revenues reflects a decline in same-restaurant sales. Total system same-restaurant sales decreased 0.1%. Company-owned same restaurant sales decreased 2.4% and franchise-owned same-restaurant sales increased 2.9%.

         Franchise fees, royalties and other decreased 7.7% or $107,526 to $1.2 million. The decrease reflects the closure of one franchise restaurant on March 31, 2002 and the temporary closure of a second franchise restaurant during the fourth quarter of fiscal year 2002.

         COSTS AND EXPENSES. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, decreased as a percent of restaurant sales 30 basis points to 27.4% compared with 27.7% in fiscal 2001. Although a small portion of the improvement was due to the closure of under-performing restaurants, most of the improvement reflects buying efficiencies.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company met fiscal 2003 capital requirements with cash generated by operations and cash reserves from the previous year. In fiscal 2003, the Company's operations generated approximately $2.4 million in cash, as compared with $4.4 million in fiscal 2002 and $3.2 million in fiscal 2001. As of December 28, 2003, the Company had a working capital deficit of approximately $2.7 million, compared with a working capital deficit of approximately $2.7 million at December 29, 2002. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

         The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During fiscal 2003, capital expenditures on property, plant and equipment were approximately $1.9 million as compared to approximately $2.3 million for fiscal 2002. On April 17, 2003, the Company acquired an existing franchise restaurant in a sale-leaseback transaction. The Company closed, remodeled and reopened the acquired restaurant on May 19, 2003, spending $380,747 on the remodel. Capital expenditures also included the remodeling of two existing restaurants and the rebuilding of one restaurant that had been damaged by fire. Additionally, the Company had cash outlays for necessary replacement of equipment and leasehold improvements in various older units. In fiscal year 2003, the Company sold a pad site for $512,500 in cash, less transaction costs. For fiscal year 2004, the Company plans to extensively remodel two restaurants and moderately remodel seven other restaurants. The estimated capital needed for fiscal year 2004 for general corporate purposes, including remodeling, is approximately $2.5 million.

         Over the last several years, the Company's debt was incurred to carry out acquisitions, to develop new restaurants, and to remodel existing restaurants, as well as to accommodate other working capital needs. The Company anticipates that it will use excess cash flow during fiscal year 2004 to pay down debt approximately $2.2 million.

         On June 29, 2001, the Company re-financed $7.8 million of its debt with Fleet National Bank. The credit facility is for $10.0 million. The credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on June 29, 2006. The credit facility also includes a $5.0 million revolving line of credit that matures on June 29, 2004.

The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. The Company paid down $1.6 million of its indebtedness during the 52-weeks of fiscal year 2003. As of December 28, 2003, the Company had $2.8 million outstanding on the credit facility and is in full compliance with all debt covenants. The Company expects to be in compliance with all debt covenants in fiscal year 2004.

         On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Fleet National Bank, CNL Franchise Network, LP ("CNL') and the sellers of Beaumont-based franchise restaurants. Fleet National Bank provided $2.5 million of the acquisition by amending its credit facility with Mexican Restaurants, Inc. Six of the acquired restaurants were concurrently sold to CNL for $8.25 million in a sale-leaseback transaction. The sellers accepted $3.0 million in notes from Mexican Restaurants, Inc. for the balance of the purchase price. The seller notes pay interest only for five years, with $1.5 million in principal due on January 7, 2009 and $3.5 million in principal amortizing over an additional five years.

         On January 7, 2004, Fleet National Bank amended its credit facility to accommodate the acquisition of the Beaumont-based franchise restaurants. The amended credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on December 31, 2008. The credit facility also includes a $5.0 million revolving line of credit that matures on January 7, 2007. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. As of January 7, 2004, the Company had $5.0 million outstanding on its term note and $823,745 outstanding on its revolving line of credit.

         During fiscal year 2002, the Company's Board of Directors authorized management to implement a limited stock repurchase program in the amount of $500,000. As of December 29, 2002, the Company had bought back 119,500 common shares for $485,601, or an average cost of $4.06 per share. The Company also purchased 12,425 vested options for $13,838 and 9,400 common shares for $29,140 from former employees and a former director of the Company. The shares acquired are being held for general corporate purposes, including the offset of the dilutive effect on shareholders from the exercise of stock options. The Company did not repurchase any of its common shares in fiscal year 2003.

         The Company's management believes that with its operating cash flow and the Company's revolving line of credit with Fleet National Bank, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and remodel nine existing restaurants through the end of the 2004 fiscal year. Unless the Company violates an important debt covenant, the Company's credit facility with Fleet National Bank is not subject to triggering events that would cause the credit facility to become due sooner than the maturity dates described in the previous paragraphs.

         CONTRACTUAL OBLIGATIONS AND COMMITMENTS.

The following table summarizes the Company's total contractual cash obligations as of December 28, 2003 (in thousands);



                                                        LESS THAN         1 TO 3         4 TO 5           AFTER 5
CONTRACTUAL OBLIGATION                     TOTAL         1 YEAR            YEARS          YEARS            YEARS
                                       -----------     -----------     -----------     -----------     -----------
Long-Term Debt                         $ 2,775,000     $ 1,000,000     $ 1,025,000     $   750,000     $        --
Operating Leases                        37,303,976       4,153,211      11,453,854       6,149,466      15,547,445
                                       -----------     -----------     -----------     -----------     -----------
Total Contractual Cash Obligations     $40,078,976     $ 5,153,211     $12,478,854     $ 6,899,466     $15,547,445
                                       ===========     ===========     ===========     ===========     ===========


         RELATED PARTIES. The Company leases its executive offices from a company owned by two shareholders of Mexican Restaurants, Inc. Net lease expense related to these facilities in fiscal 2001, 2002 and 2003 was $94,416, $122,584 and $125,188, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amounts outstanding at year-end, a 1% change in interest rates would change interest expense by approximately $27,750.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and Supplementary Data are set forth herein commencing on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

         The Company maintains disclosure controls and procedures, which it has designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to a group comprised of designated members of the Company's senior management and/or the certifying officer (i.e., Chief Executive Officer and Chief Financial Officer) (collectively, the "Disclosure Committee"), on a timely basis. In response to recent legislation and proposed regulations, the Company reviewed its internal control structure and its disclosure controls and procedures. Although the Company believes its pre-existing disclosure controls and procedures were adequate to enable the Company to comply with its disclosure obligations, as a result of such review, the Company implemented minor changes, primarily to formalize and document the procedures already in place. As of December 28, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

(b) Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this Item 10 will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by this Item 11 the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item 12 will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item 13 will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and which is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information called for by this Item 14 will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than one hundred twenty (120) days after the end of the fiscal year covered by this report, and which is incorporated herein by this reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

         1. Financial Statements:

         The Financial Statements are listed in the index to Consolidated Financial Statements on page F-1 of this Report.

         2. The following exhibits are filed as part of this report. The exhibits designated with a cross are management contracts and compensatory plans and arrangements required to be filed as exhibits to this report.

         3. Exhibits:

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

         *31.1    Certification filed pursuant to Rule 13a-14(a) or Rule
                  15d-14(a).

         *31.2    Certification filed pursuant to Rule 13a-14(a) or Rule
                  15d-14(a).

         *32.1 Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *32.2 Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

  *    Filed herewith.

 ++ Incorporated by reference to corresponding Exhibit number of the Company's Form S-1 Registration Statement under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration number 333-1678).

  +    Management contract or compensatory plan or arrangement.


b) Reports on Form 8-K

    On November 3, 2003, the Company filed a current report on Form 8-K reporting under Item 7 and Item 12 thereto the filing of a press release to announce its financial results for the third quarter ended September 28, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2004.

                                        MEXICAN RESTAURANTS, INC.

                                        By:/s/  Louis P. Neeb
                                        --------------------------------------
                                        Louis P. Neeb,
                                        Chairman of the Board of Directors

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



            SIGNATURE                                 TITLE                                                 DATE
            ---------                                 -----                                                 ----
/s/  Louis P. Neeb                           Chairman of the Board of
------------------------------------
Louis P. Neeb                                Directors                                                March 26, 2004



/s/  Larry N. Forehand                       Founder and Vice Chairman of the
------------------------------------         Board of Directors                                       March 26, 2004
Larry N. Forehand



/s/  Curt Glowacki                           President and
------------------------------------         Chief Executive Officer                                  March 26, 2004
Curt Glowacki                                (Principal Executive Officer)



/s/  Andrew J. Dennard                       Vice President and
------------------------------------         Chief Financial Officer
Andrew J. Dennard                            (Principal Financial and Accounting Officer)             March 26, 2004



/s/  David Nierenberg                        Director                                                 March 26, 2004
------------------------------------
David Nierenberg



/s/  Michael D. Domec                        Director                                                 March 26, 2004
------------------------------------
Michael D. Domec



/s/  J. J. Fitzsimmons                       Director                                                 March 26, 2004
------------------------------------
J. J. Fitzsimmons



/s/  Thomas E. Martin                        Director                                                 March 26, 2004
------------------------------------
Thomas E. Martin



/s/  J. Stuart Sargent                       Director                                                 March 26, 2004
------------------------------------
J. Stuart Sargent

                            MEXICAN RESTAURANTS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                            PAGE
                                                                                            ----
Report of Independent Auditors.........................................................      F-2

Consolidated Balance Sheets as of December 29, 2002 and December 28, 2003..............      F-3

Consolidated Statements of Income for each of the years in the three fiscal-year
  period ended December 28, 2003.......................................................      F-4

Consolidated Statements of Stockholders' Equity for each of the years in
  the three fiscal-year period ended December 28, 2003.................................      F-5

Consolidated Statements of Cash Flows for each of the years in the three
  fiscal-year period ended December 28, 2003...........................................      F-6

Notes to Consolidated Financial Statements.............................................      F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Mexican Restaurants, Inc.:

         We have audited the accompanying consolidated balance sheets of Mexican Restaurants, Inc. and subsidiaries (the Company) as of December 29, 2002 and December 28, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 28, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexican Restaurants, Inc. and subsidiaries as of December 29, 2002 and December 28, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets.

KPMG LLP

Houston, Texas
March 19, 2004

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     DECEMBER 29, 2002 AND DECEMBER 28, 2003


                                                                                     FISCAL YEARS

                                                                               2002              2003
                                                                            ------------      ------------
ASSETS

Current assets:
  Cash and cash equivalents ...........................................     $    526,536      $    366,042
  Royalties receivable ................................................          142,031           179,517
  Other receivables ...................................................          659,901           423,670
  Inventory ...........................................................          557,555           555,064
  Taxes receivable ....................................................          382,882           345,006
  Prepaid expenses and other current assets ...........................          592,075           717,899
                                                                            ------------      ------------
            Total current assets ......................................        2,860,980         2,587,198
                                                                            ------------      ------------
Property, plant and equipment .........................................       27,347,171        24,484,571
  Less accumulated depreciation .......................................      (10,706,035)      (11,502,668)
                                                                            ------------      ------------
            Net property, plant and equipment .........................       16,641,136        12,981,903

Goodwill, net .........................................................        7,196,265         7,196,265
Deferred tax assets ...................................................          454,453         1,272,173
Property held for resale ..............................................          963,605           884,118
Other assets ..........................................................          866,340           939,579
                                                                            ------------      ------------

                                                                            $ 28,982,779      $ 25,861,236
                                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt ................................     $  1,000,000      $  1,000,000
Accounts payable ......................................................        1,879,171         1,516,217
Accrued sales and liquor taxes ........................................          441,264           469,817
Accrued payroll and taxes .............................................          999,403           976,146
Accrued expenses ......................................................        1,277,525         1,294,486
                                                                            ------------      ------------
            Total current liabilities .................................        5,597,363         5,256,666
                                                                            ------------      ------------
Long-term debt ........................................................        3,400,000         1,775,000
Other liabilities .....................................................          852,214           898,115
Deferred gain .........................................................        2,185,498         1,977,355

Stockholders' equity:
  Preferred stock, $.01 par value,
    1,000,000 shares authorized, none issued ..........................               --                --
  Capital stock, $0.01 par value, 20,000,000 shares
    authorized, 4,732,705 shares issued ...............................           47,327            47,327
  Additional paid-in capital ..........................................       20,121,076        20,121,076
  Retained earnings ...................................................        8,577,725         7,542,817
  Deferred Compensation ...............................................          (88,911)          (47,607)
  Treasury stock, cost of 1,348,100 common shares in 2002 and 1,348,100
    common shares in 2003 .............................................      (11,709,513)      (11,709,513)
                                                                            ------------      ------------
            Total stockholders' equity ................................       16,947,704        15,954,100
                                                                            ------------      ------------
                                                                            $ 28,982,779      $ 25,861,236
                                                                            ============      ============

          See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE FISCAL YEARS ENDED DECEMBER 30, 2001,
                     DECEMBER 29, 2002 AND DECEMBER 28, 2003



                                                                       FISCAL YEARS

                                                         2001              2002              2003
                                                     ------------      ------------      ------------
Revenues:
  Restaurant sales .............................     $ 61,851,469      $ 58,806,422      $ 57,659,481
  Franchise fees, royalties and other ..........        1,393,157         1,285,631         1,139,268
                                                     ------------      ------------      ------------
                                                       63,244,626        60,092,053        58,798,749
Costs and expenses:
  Cost of sales ................................       17,107,319        16,059,396        16,045,344
  Labor ........................................       20,327,514        19,345,618        19,195,786
  Restaurant operating expenses ................       15,685,679        14,676,015        14,728,705
  General and administrative ...................        5,457,232         5,197,876         5,306,211
  Depreciation and amortization ................        2,408,121         2,239,806         2,387,941
  Pre-opening costs ............................              254            15,837            95,891
  Asset impairments and restaurant closure costs          971,885                --         2,908,406
                                                     ------------      ------------      ------------
                                                       61,958,004        57,534,548        60,668,284

         Operating income (loss) ...............        1,286,622         2,557,505        (1,869,535)
                                                     ------------      ------------      ------------
Other income (expense):
  Interest income ..............................           51,182           113,128            28,736
  Interest expense .............................         (692,939)         (370,699)         (242,289)
  Other, net ...................................          339,338           200,191           380,818
                                                     ------------      ------------      ------------
                                                         (302,419)          (57,380)          167,265
                                                     ------------      ------------      ------------
Income (loss) before income tax expense ........          984,203         2,500,125        (1,702,270)
Income tax expense (benefit) ...................          135,527           796,197          (667,362)
                                                     ------------      ------------      ------------
         Net income (loss) .....................     $    848,676      $  1,703,928      $ (1,034,908)
                                                     ============      ============      ============
Basic income (loss) per share ..................     $        .24      $        .49      $       (.31)
                                                     ============      ============      ============
Diluted income (loss) per share ................     $        .24      $        .48      $       (.31)
                                                     ============      ============      ============
Weighted average number of shares (basic) ......        3,520,687         3,447,957         3,384,605
                                                     ============      ============      ============

Weighted average number of shares (diluted) ....        3,527,291         3,520,769         3,430,380
                                                     ============      ============      ============

          See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           FOR THE FISCAL YEARS ENDED
                      DECEMBER 30, 2001, DECEMBER 29, 2002
                              AND DECEMBER 28, 2003


                                                 ADDITIONAL                                                              TOTAL
                                 CAPITAL          PAID-IN        RETAINED          TREASURY          DEFERRED        STOCKHOLDERS'
                                  STOCK           CAPITAL        EARNINGS           STOCK          COMPENSATION         EQUITY
                               ------------     ------------   ------------      ------------      ------------      ------------
Balances at December 31, 2000  $     47,327     $ 20,121,076   $  6,025,121      $(11,133,343)     $   (171,519)     $ 14,888,662
  Net income                             --               --        848,676                --                --           848,676
  Repurchase of shares                   --               --             --           (61,429)               --           (61,429)
  Amortization of Deferred
   Compensation                          --               --             --                --            41,304            41,304
                               ------------     ------------   ------------      ------------      ------------      ------------
Balances at December 30, 2001  $     47,327     $ 20,121,076   $  6,873,797      $(11,194,772)     $   (130,215)     $ 15,717,213
  Net income                             --               --      1,703,928                --                --         1,703,928
  Repurchase of shares                   --               --             --          (514,741)               --          (514,741)
  Amortization of Deferred
   Compensation                          --               --             --                --            41,304            41,304
                               ------------     ------------   ------------      ------------      ------------      ------------
Balances at December 29, 2002  $     47,327     $ 20,121,076   $  8,577,725      $(11,709,513)     $    (88,911)     $ 16,947,704
                               ============     ============   ============      ============      ============      ============
  Net income                             --               --     (1,034,908)               --                --        (1,034,908)
  Amortization of Deferred
   Compensation                          --               --             --                --            41,304            41,304
                               ------------     ------------   ------------      ------------      ------------      ------------
Balances at December 28, 2003  $     47,327     $ 20,121,076   $  7,542,817      $(11,709,513)     $    (47,607)     $ 15,954,100
                               ============     ============   ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE FISCAL YEARS ENDED DECEMBER 30, 2001,
                    DECEMBER 29, 2002, AND DECEMBER 28, 2003


                                                                                        FISCAL YEARS

                                                                          2001             2002             2003
                                                                       -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income .......................................................     $   848,676      $ 1,703,928      $(1,034,908)
Adjustments to reconcile net income to net
       cash provided by operating activities:
    Depreciation and amortization ................................       2,408,121        2,239,806        2,387,941
    Deferred gain amortization ...................................        (226,437)        (208,141)        (208,143)
    Asset impairments and restaurant closure costs ...............         971,885               --        2,908,406
    Impairment of Notes Receivable ...............................              --               --          196,109
    Gain on sale of fixed assets .................................        (285,779)         (27,727)          28,624
    Deferred compensation expense ................................          41,304           41,304           41,304
    Gain from insurance proceeds .................................              --               --         (488,629)
    Deferred income taxes ........................................          22,301          690,907         (817,720)
Changes in assets and liabilities, net of effects of acquisitions:
    Royalties receivable .........................................         (46,531)         (28,702)         (37,486)
    Other receivables ............................................         (99,455)        (105,690)         236,231
    Taxes receivable/payable .....................................         (75,958)         (49,844)          37,876
    Inventory ....................................................          64,392           96,682            1,022
    Prepaids and other current assets ............................        (222,246)          22,431         (125,824)
    Other assets .................................................        (224,088)          28,282         (371,976)
    Accounts payable .............................................      (1,005,676)         (68,802)        (419,916)
    Accrued expenses and other liabilities .......................       1,067,900         (136,172)          26,101
    Deferred franchise fees and other long-term liabilities ......         (38,563)         234,548           45,901
                                                                       -----------      -----------      -----------
          Total adjustments ......................................       2,351,170        2,728,882        3,439,821
                                                                       -----------      -----------      -----------
          Net cash provided by operating activities ..............       3,199,846        4,432,810        2,404,913
                                                                       -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Insurance proceeds from fire loss on building ....................              --          255,844          488,629
Purchase of property, plant and equipment ........................      (1,844,795)      (2,264,071)      (1,905,536)
Proceeds from sale of property, plant and equipment ..............         108,738          478,000          476,500
                                                                       -----------      -----------      -----------
Net cash used in investing activities ............................      (1,736,057)      (1,530,227)        (940,407)
                                                                       -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net repayment under line of credit agreement .....................      (1,727,271)      (2,172,729)      (1,625,000)
Purchase of treasury stock .......................................         (61,429)        (514,741)              --
                                                                       -----------      -----------      -----------
          Net cash used in financing activities ..................      (1,788,700)      (2,687,470)      (1,625,000)
                                                                       -----------      -----------      -----------

          Increase (decrease) in cash and cash equivalents .......        (324,911)         215,113         (160,494)

Cash and cash equivalents at beginning of year ...................         636,334          311,423          526,536
                                                                       -----------      -----------      -----------

Cash and cash equivalents at end of year .........................     $   311,423      $   526,536      $   366,042
                                                                       ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year:
     Interest ....................................................     $   671,749      $   341,330      $   265,262
     Income taxes ................................................         280,154          408,339          304,453
Non-cash financing activities:
     Sale of property for notes receivable .......................         244,109               --               --
     Purchase of property for notes receivable ...................         207,800               --               --

          See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 30, 2001, DECEMBER 29, 2002 AND DECEMBER 28, 2003

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

         On April 30, 1999, the Company purchased 100% of the outstanding stock of La Senorita Restaurants, a Mexican restaurant chain operated in the State of Michigan. The Company purchased the shares of common stock of La Senorita for $4.0 million. The transaction was funded with the Company's revolving line of credit with Bank of America. La Senorita operated five company-owned restaurants, and has three franchise restaurants. One of the franchise restaurants is owned by a partnership in which the parent company has a 16.5% limited interest.

         On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee, Thomas Harken, and Mr. Harken's operating partner, Victor Gonzalez, for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Fleet National Bank, CNL and the sellers. The restaurants acquired include 8 Casa Ole restaurants located in Southeast Texas, 2 Casa Ole restaurants located in Southwest Louisiana, and 3 Crazy Jose's restaurants located in Southeast Texas. In the past year these restaurants had combined sales of over $20 million.

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

         (c) Fiscal Year

         The Company maintains its accounting records on a 52/53 week fiscal year ending on the Sunday nearest December 31. Fiscal years 2001, 2002 and 2003 consisted of 52 weeks.

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

         Significant expenditures that add materially to the utility or useful lives of property, plant and equipment are capitalized. All other maintenance and repair costs are charged to current operations. The cost and related accumulated depreciation of assets replaced, retired or otherwise disposed of are eliminated from the property accounts and any gain or loss is reflected as other income and expense. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of the asset. In fiscal year 2003, the Company recorded asset impairment and restaurant closure costs of $2,908,406. These costs related to the closure of three restaurants, two located in the Houston, Texas and one located in San Marcos, Texas. There were no such impairment costs in fiscal year 2002. In fiscal year 2001, the Company recorded asset impairment and restaurant closure costs of $971,885. These costs related to the closure of three restaurants located in Boise, Idaho and to the impairment of the carrying value of previously closed restaurants due to their sale or sublease.

         Property held for resale is separately aggregated in the consolidated balance sheet and is recorded at the estimated fair market value of $884,118 and $963,605 for fiscal years 2003 and 2002, respectively.

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

         At December 28, 2003, other assets included $7.2 million of goodwill primarily resulting from the MAC and La Senorita acquisitions. In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. Management evaluated goodwill as required by SFAS 142 both upon its adoption and as of December 28, 2003 and has determined that the fair value exceeded the carrying amount of the reporting unit and no impairment of goodwill exists.

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

         (l) Stock Options

         The Company has adopted the disclosure-only provisions of the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, which amends SFAS No. 123, "Accounting for Stock-Based Compensation," and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost has been recognized for stock options or warrants. Had compensation cost for the Company's outstanding stock options and warrants been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for fiscal years 2001, 2002 and 2003:

                                                                                    2001              2002               2003
                                                                                -------------     -------------     ------------
         Net income - as reported .........................................     $     848,676     $   1,703,928     $ (1,034,908)
         Proforma net income - pro forma for SFAS No. 123 .................           805,333         1,696,458       (1,079,476)
         Net income per share - as reported ...............................              0.24              0.49            (0.31)
         Pro forma net income per share - pro forma for SFAS No. 123 ......              0.23              0.49            (0.32)

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

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         (n) Insurance proceeds

         During the first half of fiscal year 2003, the Company recorded a gain of $478,032 for insurance proceeds received from fire damage at the Humble, Texas restaurant location. During the second half of fiscal year 2002, the Company received $105,000 of business interruption insurance proceeds and recorded a partial gain of $46,268 for insurance proceeds received from the previously mentioned fire damage at the Humble, Texas restaurant location. These amounts were recorded in other income (expense) during fiscal years 2003 and 2002.

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

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements.

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

(2) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 29, 2002 and December 28, 2003 were as follows:

                                                                FISCAL YEARS
                                                           2002              2003
                                                       -------------     -------------
                  Land ...........................     $     129,591     $       6,000
                  Buildings and improvements .....         1,191,228           465,141
                  Vehicles .......................            54,989            50,953
                  Equipment and smallwares .......        14,656,386        14,499,748
                  Leasehold improvements .........        11,314,977         9,462,729
                                                       -------------     -------------
                            Total ................     $  27,347,171     $  24,484,571
                                                       =============     =============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(3) LONG-TERM DEBT

         Long-term debt consists of the following at December 29, 2002 and December 28, 2003:

                                                                                      FISCAL YEARS
                                                                                2002                2003
                                                                           --------------      --------------
              Revolving Line of Credit ...............................            900,000             750,000

              Term Note ..............................................          3,500,000           2,025,000
                                                                           --------------      --------------
                Long-term debt .......................................          4,400,000           2,775,000
                Less current installments due in 2003 ................         (1,000,000)         (1,000,000)
                                                                           --------------      --------------
                Long-term debt, excluding current installments .......     $    3,400,000      $    1,775,000
                                                                           ==============      ==============

         On June 29, 2001, the Company re-financed $7.8 million of its debt with Fleet National Bank. The new credit facility is for $10.0 million. The credit facility consists of a $5.0 million term note that requires principal payments quarterly and matures in five years from the closing date of June 29, 2001 and a $5.0 million revolving line of credit that matures in three years from the closing date of June 29, 2001. On January 7, 2004, the credit facility was amended to accommodate the acquisition of 13-restaurants form the Beaumont-based franchisee. As part of that amendment, the $5.0 million revolving line of credit maturity was extended to January 7, 2007. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. As of December 28, 2003, the Company had $2.8 million outstanding on the credit facility and is in full compliance with all debt covenants.

         Maturities on long-term debt are as follows:

                  2004 .....................................          1,000,000
                  2005 .....................................          1,000,000
                  2006 .....................................             25,000
                  2007 .....................................            750,000
                  2008 .....................................                 --
                                                                 --------------
                                                                  $    2,775,000
                                                                 ==============

(4) INCOME TAXES

         The provision for income tax expense (benefit) is summarized as follows for fiscal years 2001, 2002 and 2003:

                                                 2001              2002               2003
                                             ------------      ------------      ------------
                  Current:
                     Federal ...........     $    117,925      $     50,630      $     56,590
                     State and local ...           (4,699)           54,660            93,768
                  Deferred .............           22,301           690,907          (817,720)
                                             ------------      ------------      ------------
                                             $    135,527      $    796,197      $   (667,362)
                                             ============      ============      ============

         The actual income tax expense differs from expected income tax expense calculated by applying the U.S. federal corporate tax rate to income before income tax expense as follows:

                                                             2001              2002              2003
                                                         ------------      ------------      ------------
           Expected tax expense ....................     $    334,629      $    850,042      $   (546,471)
           State tax expense, net ..................           28,213            74,718            34,708
           Non-deductible amortization .............           30,609             3,391             3,391
           Tax credits .............................         (215,656)         (133,886)         (137,783)
           Other ...................................          (42,268)            1,932           (21,207)
                                                         ------------      ------------      ------------
                                                         $    135,527      $    796,197      $   (667,362)
                                                         ============      ============      ============

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 29, 2002 and December 28, 2003 are as follows:

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                                           DECEMBER 29,       DECEMBER 28,
                                                                               2002               2003
                                                                           -------------      -------------

                  Deferred tax assets:
                     Sale-leaseback ..................................     $     807,978      $     731,028
                     Tax credit carryforwards and AMT credit .........           309,896            433,791
                     Asset impairments ...............................           153,660            999,013
                     Accrued expenses ................................            67,617            155,133
                     Other ...........................................            11,804                 --
                                                                           -------------      -------------
                                                                           $   1,350,955      $   2,318,965
                                                                           -------------      -------------

                  Deferred tax liabilities:
                    Deferred gain ....................................           (17,105)                --
                    Other ............................................                --             (5,556)
                    Depreciation differences .........................     $    (879,397)     $  (1,041,236)
                                                                           -------------      -------------
                                                                           $    (896,502)     $  (1,046,792)
                                                                           -------------      -------------

                  Net deferred taxes .................................     $     454,453      $   1,272,173
                                                                           =============      =============

         At December 28, 2003, the Company determined that it was more likely than not that the deferred tax assets would be realized based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible. At December 28, 2003, the Company has tax credit carryforwards of $433,791 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

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

         (b) Stock Option Plan for Non-Employee Directors

         The Company has adopted the Mexican Restaurants, Inc. Stock Option Plan for Non-Employee Directors (the "Directors Plan") for its outside directors and has reserved 200,000 shares of Common Stock for issuance thereunder. The Directors Plan provides that each outside director will automatically be granted an option to purchase 10,000 shares of Common Stock at the time of becoming a director. These options will be exercisable in 20% increments and will vest equally over the five-year period from the date of grant. Such options are priced at the fair market value at the time an individual is elected as a director. Until the third quarter of fiscal year 2002, each outside director received options to purchase 1,500 shares of Common Stock quarterly, plus additional options for attendance at committee meetings, exercisable at the fair market value of the Common Stock at the close of business on the date immediately preceding the date of grant. Such annual options will vest at the conclusion of one year, so long as the individual remains a director of the Company. All stock options granted pursuant to the Directors Plan will be nonqualified stock options and will remain exercisable until the earlier of ten years from the date of grant or six months after the optionee ceases to be a director of the Company.

         As of the third quarter of fiscal year 2002, compensation for each outside director was changed from quarterly options to cash payments of $2,000 per quarter and $1,000 per board meeting attended. The chairman of the audit committee receives compensation of $5,000 per quarter.

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

         (d) Warrants

         In conjunction with the initial public offering, the Company entered into warrant agreements with Louis P. Neeb and Tex-Mex, a limited liability company in which a member of the Board of Directors prior to February 14, 2000 is a principal, pursuant to which Mr. Neeb and Tex-Mex acquired warrants to purchase shares of Common Stock at the initial public offering ($11.00 per share) price less the amount paid for the warrant ($.10 per share) for an aggregate amount of Common Stock equal to ten percent (10%) of the shares of Common Stock of the Company outstanding upon consummation of the initial public offering, such shares to be allocated 5%, or 179,885 shares, to Mr. Neeb and 5%, or 179,885 shares, to Tex-Mex. The Company's warrants to Mr. Neeb became exercisable on the second anniversary of the initial public offering, and the Company's warrants to Tex-Mex became exercisable on the first anniversary of the initial public offering. The warrants expire on April 24, 2006.

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

         (e) Stock Transactions

         During 1999 and 2000 the Company authorized the granting of 64,000 shares of restricted stock to key executives. The awards were valued at an average of $3.50 per share and will vest in 20% increments over a five year period from the date of the grant. Compensation expense of $41,304 was recognized in both fiscal years 2002 and 2003, respectively.

         During fiscal year 2003, the Company did not repurchase any of its common shares. During fiscal year 2002, the Company repurchased 119,500 shares of common stock for $485,601, and also purchased 12,425 vested options for $13,838 and 9,400 common shares for $29,140 from former employees and a former director of the Company. During fiscal year 2001, the Company repurchased 18,800 shares from two former employees for $61,429.

         (f) Option and Warrant Summary

                                                                                     Weighted Average
                                                                     Shares            Exercise Price
                                                                 ---------------     ----------------
                  Balance at December 30, 2001
                      Granted ..............................             252,025      $          2.79
                      Exercised ............................                  --                   --
                      Canceled .............................            (115,000)     $          5.97
                                                                 ---------------      ---------------
                                                                       1,040,970      $          7.06
                  Balance at December 29, 2002
                      Granted ..............................              76,800      $          3.46
                      Exercised ............................                  --                   --
                      Canceled .............................             (77,300)     $          5.61
                                                                 ---------------      ---------------
                                                                       1,040,470      $          6.90

                  Balance at December 28, 2003
                      Granted ..............................              24,500      $          3.31
                      Exercised ............................                  --                   --
                      Canceled .............................             (36,000)     $          4.67
                                                                 ---------------      ---------------
                                                                       1,028,970      $          6.87

         The options (669,200) and warrants (359,770) outstanding at December 28, 2003 had exercise prices ranging between $2.50 to $11.00, of which 150,000 of the options had exercise prices ranging from $8.63 to $11.00, and 359,770 of the warrants had a exercise price of $10.90. As of December 28, 2003, 744,525 options and warrants were exercisable at an average price of $8.22.

         The weighted average fair value of the options and warrants granted during 2001, 2002 and 2003 is estimated at $1.40, $1.41 and $1.40 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatilty of 54% for 2001, 40% for 2002 and 44% for 2003, risk-free interest rate of 4.6% for 2001, 3.8% for 2002 and 3.0% for 2003 an expected life of 5 years for options and 4 years for warrants and 0% dividend yield.

         (g) Income Per Share

         Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. For fiscal years 2001, 2002 and 2003, the effect of dilutive stock options increase the weighted average shares outstanding by approximately 6,607, 72,855 and 45,775 shares respectively. For fiscal years 2001 and 2003, the effect of dilutive stock options did not affect the determination of diluted income per share. For fiscal year 2002, such stock options and warrants did affect the determination of diluted income approximately $0.01 per share. Approximately 835,570, 659,470 and 731,370 options and warrants were considered antidilutive for fiscal years 2001, 2002 and 2003 respectively.

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

         Future minimum lease payments (which includes the three closed restaurants scheduled below) under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 28, 2003 are approximately:

                  2004 ...........................        4,153,211
                  2005 ...........................        3,984,603
                  2006 ...........................        3,877,733
                  2007 ...........................        3,591,518
                  2008 ...........................        3,441,718
                  Thereafter .....................       18,255,193
                                                       ------------
                                                       $ 37,303,976
                                                       ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         The three Idaho restaurants (which are included in the table above) have been subleased to third party restaurant operators for five year terms. Two of the subtenants have two five year options to extend their leases, and one of the subtenants has one five year option to extend its lease. Future minimum lease receipts under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 28, 2003 are approximately:

                  2004 ................................             267,500
                  2005 ................................             285,500
                  2006 ................................             303,500
                  2007 ................................             233,500
                  2008 ................................             145,221
                  Thereafter ..........................                  --
                                                            ---------------
                                                            $     1,235,221
                                                            ===============

         Rent expense for restaurant operating space and equipment amounted to approximately $4,848,538, $4,424,641 and $4,478,663 for the fiscal years 2001,
2002 and 2003, respectively.

(7) 401(k) PLAN

         Beginning in fiscal year 1998, the Company established a defined contribution 401(k) plan that covers substantially all full-time employees meeting certain age and service requirements. Participating employees may elect to defer a percentage of their qualifying compensation as voluntary employee contributions. The Company may contribute additional amounts at the discretion of management. The Company did not make any contributions to the plan in fiscal years 2002 and 2003.

(8) RELATED PARTY TRANSACTIONS

         The Company leases its executive offices from a company owned by two shareholders of Mexican Restaurants, Inc. Net lease expense related to these facilities in fiscal 2001, 2002 and 2003 was $94,416, $122,584 and $125,188,
respectively.

         In May 1998 the Board of Directors of the Company adopted a program to assist executives and five key employees of the Company in their purchasing of shares of the Company. As of December 28, 2003, only two executives and one key employee remained in the program. As adopted, the program provided for the Company to assist the executives and key employees in obtaining third party loans to finance such purchases. As of February 1, 2003, the maturity date of the employee third party loans, the Company no longer guarantees employee third party loans. The Company does provide for annual cash bonuses to such executives to provide for payment of interest expense and principal amounts to amortize these loans in not more than five years. The bonus payments are based on attainment of cash flow targets established by the Company's Board of Directors.

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

(10) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The unaudited quarterly results for the fiscal year ended December 28, 2003 were as follows (in thousands, except per share data):

                                                           FISCAL YEAR 2002  QUARTER ENDED
                                                      DECEMBER 29    SEPTEMBER 29     JUNE 30        MARCH 31
                                                      -----------    ------------    ----------     ----------
 Revenues ........................................     $   14,098     $   15,117     $   15,571     $   15,306
 Operating income ................................     $      226     $      616     $      885     $      831
 Net income ......................................     $      154     $      458     $      594     $      498
 Earnings per common share .......................     $     0.05     $     0.13     $     0.17     $     0.14
 Earnings per common share-diluted ...............     $     0.04     $     0.13     $     0.17     $     0.14

                                                          FISCAL YEAR 2003 QUARTER ENDED
                                                      DECEMBER 28     SEPTEMBER 28      JUNE 29       MARCH 30
                                                      -----------     ------------    ----------     ----------
 Revenues ........................................     $   14,160      $   15,157     $   14,811     $   14,671
 Operating income (loss) .........................     $   (2,732)     $      266     $      168     $      429
 Net income (loss) ...............................     $   (1,915)     $      197     $      214     $      469
 Earnings (loss) per common share ................     $    (0.57)     $     0.06     $     0.06     $     0.14
 Earnings (loss) per common share-diluted ........     $    (0.57)     $     0.06     $     0.06     $     0.14

                                 EXHIBIT INDEX



EXHIBIT
NUMBER            DESCRIPTION
------            -----------
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

  *31.1           Certification filed pursuant to Rule 13a-14(a) or Rule
                  15d-14(a).

  *31.2           Certification filed pursuant to Rule 13a-14(a) or Rule
                  15d-14(a).

  *32.1           Certification of Chief Executive Officer furnished pursuant to
                  18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *32.2           Certification of Chief Financial Officer furnished pursuant to
                  18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

  *    Filed herewith.

 ++ Incorporated by reference to corresponding Exhibit number of the Company's Form S-1 Registration Statement under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration number 333-1678).

  +    Management contract or compensatory plan or arrangement.