Form 10-Q
period 2004-03-28
MEXICAN RESTAURANTS INC
filed 2004-05-10
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 28, 2004

                                       OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

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

                                Yes [ ]    No [X]

Number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 2004: 3,384,605 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            (UNAUDITED)       (AUDITED)
                                                             3/28/2004       12/28/2003
                                                            ------------    ------------
ASSETS

Current assets:
        Cash and cash equivalents                           $    842,161    $    366,042
        Royalties receivable                                     167,297         179,517
        Other receivables                                        697,864         423,670
        Inventory                                                621,267         555,064
        Taxes receivable                                         140,499         345,006
        Prepaid expenses and other current assets                842,624         717,899
                                                            ------------    ------------
               Total current assets                            3,311,712       2,587,198
                                                            ------------    ------------

Property, plant and equipment                                 27,769,572      24,484,571
        Less accumulated depreciation                        (12,057,957)    (11,502,668)
                                                            ------------    ------------
               Net property, plant and equipment              15,711,615      12,981,903

Goodwill, net                                                 10,462,998       7,196,265
Deferred tax assets                                            1,237,774       1,272,173
Property held for resale                                         884,118         884,118
Other assets                                                     826,648         939,579
                                                            ------------    ------------
                                                            $ 32,434,865    $ 25,861,236
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current installments of long-term debt              $  1,000,000    $  1,000,000
        Accounts payable                                       1,728,979       1,516,217
        Accrued sales and liquor taxes                           670,963         469,817
        Accrued payroll and taxes                              1,562,199         976,146
        Accrued expenses                                         847,185       1,294,486
                                                            ------------    ------------
               Total current liabilities                       5,809,326       5,256,666
                                                            ------------    ------------

Long-term debt, net of current portion                         7,250,000       1,775,000
Other liabilities                                                955,001         898,115
Deferred gain                                                  1,925,319       1,977,355

Stockholders' equity:
        Preferred stock, $.01 par value, 1,000,000 shares
             authorized                                                -               -
        Capital stock, $0.01 par value, 20,000,000 shares
             authorized, 4,732,705 shares issued                  47,327          47,327
        Additional paid-in capital                            20,121,076      20,121,076
        Retained earnings                                      8,073,610       7,542,817
        Deferred compensation                                    (37,281)        (47,607)
        Treasury stock, cost of 1,348,100 common shares      (11,709,513)    (11,709,513)
                                                            ------------    ------------
               Total stockholders' equity                     16,495,219      15,954,100
                                                            ------------    ------------
                                                            $ 32,434,865    $ 25,861,236
                                                            ============    ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 13-WEEK         13-WEEK
                                               PERIOD ENDED    PERIOD ENDED
                                                3/28/2004        3/30/03
                                               ------------    ------------
Revenues:
      Restaurant sales                         $ 19,296,936    $ 14,399,113
      Franchise fees and royalties and other        191,780         295,329
                                               ------------    ------------
                                                 19,488,716      14,694,442
                                               ------------    ------------

Costs and expenses:
      Cost of sales                               5,394,630       3,902,446
      Labor                                       6,331,108       4,817,870
      Restaurant operating expenses               4,601,544       3,579,560
      General and administrative                  1,502,283       1,383,708
      Depreciation and amortization                 639,334         580,526
      Pre-opening costs                                   -           1,728
      Restaurant closure costs                      117,398               -
                                               ------------    ------------
                                                 18,586,297      14,265,838
                                               ------------    ------------
            Operating income                        902,419         428,604
                                               ------------    ------------

Other income (expense):
      Interest income                                 7,371           6,883
      Interest expense                             (139,265)        (70,482)
      Other, net                                      5,999         334,527
                                               ------------    ------------
                                                   (125,895)        270,928
                                               ------------    ------------

Income before income tax expense                    776,524         699,532
      Income tax expense (benefit)                  245,731         230,422
                                               ------------    ------------

            Net income                         $    530,793    $    469,110
                                               ============    ============

Basic income per share                         $       0.16    $       0.14
                                               ============    ============

Diluted income per share                       $       0.15    $       0.14
                                               ============    ============

Weighted average number of shares (basic)         3,384,605       3,384,605
                                               ============    ============

Weighted average number of shares (diluted)       3,516,467       3,430,344
                                               ============    ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             13-WEEK PERIODS ENDED
                                                                            3/28/2004      3/30/2003
                                                                           -----------    -----------
Cash flows from operating activities:
     Net income                                                            $   530,793    $   469,110
     Adjustments to reconcile net income to net cash
        provided by operating activities:
                  Depreciation and amortization                                639,334        580,526
                  Deferred gain amortization                                   (52,036)       (52,036)
                  Asset impairments and restaurant closure costs               117,398              -
                  Loss (gain) on sale of property, plant & equipment            17,072       (316,843)
                  Deferred compensation                                         10,326         10,326
                  Deferred taxes                                                34,399         83,385
     Changes in assets and liabilities:
                  Royalties receivable                                          12,220          5,110
                  Other receivables                                           (274,194)        91,687
                  Income tax receivable/payable                                204,507        165,737
                  Inventory                                                     83,248         41,055
                  Prepaid and other current assets                            (124,725)        63,674
                  Other assets                                                 671,789        (12,597)
                  Accounts payable                                             171,906       (169,993)
                  Accrued expenses and other liabilities                        254,356       (736,009)
                  Other liabilities                                             56,886          4,156
                                                                           -----------    -----------
                            Total adjustments                                1,822,486       (241,822)
                                                                           -----------    -----------
                            Net cash provided by operating activities        2,353,279        227,288
                                                                           -----------    -----------

Cash flows from investing activities:
                  Insurance proceeds from fire loss on building                      -        316,591
                  Purchase of property, plant and equipment                   (348,912)      (349,776)
                  Business Acquisition                                      (7,003,248)             -
                                                                           -----------    -----------
                                   Net cash used in investing activities    (7,352,160)       (33,185)
                                                                           -----------    -----------

Cash flows from financing activities:
                  Net borrowings (payments) under line of credit             2,475,000       (350,000)
                  Additions to Long term Notes Payable                       3,000,000              -
                                                                           -----------    -----------
                  Net cash used in financing activities                      5,475,000       (350,000)
                                                                           -----------    -----------
                  Decrease in cash and cash equivalents                        476,119       (155,897)
                                                                           -----------    -----------
Cash and cash equivalents at beginning of period                               366,042        526,536
                                                                           -----------    -----------
Cash and cash equivalents at end of period                                 $   842,161    $   370,639
                                                                           ===========    ===========

Supplemental disclosure of cash flow information:

        Cash paid during the period:

                  Interest                                                 $    74,153    $    75,021
                  Income Taxes                                             $     6,825    $     6,300
        Non-cash investing and financing activity:

        CNL real estate transaction                                        $ 8,325,000    $         -

             MEXICAN RESTAURANTS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

                  In the opinion of Mexican Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of March 28, 2004, and the consolidated statements of income for the 13-week period and cash flows for the 13-week period ended March 28, 2004 and March 30, 2003. The consolidated statements of income for the 13-week period ended March 28, 2004 are not necessarily indicative of the results to be expected for the full year.

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

3        NET INCOME PER COMMON SHARE

                  Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. As of March 28, 2004 and March 30, 2003, the Company had 1,018,470 and 1,044,470 options and warrants outstanding, respectively. As of March 28, 2004 and March 30, 2003, such stock options and warrants have the effect of increasing basic weighted average shares outstanding by 131,862 and 45,739 for the 13-week period, respectively.

4.       SFAS NO. 148. "ACCOUNTING FOR STOCK-BASED COMPENSATION"

                  The Company has adopted the disclosure-only provisions of the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, which amends SFAS No. 123, Accounting for Stock-Based Compensation and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no compensation cost has been recognized for stock options or warrants. Had compensation cost for the Company's outstanding stock options and warrants been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been changed to the pro forma amounts indicated below for the 13-week periods ended March 28, 2004 and March 30, 2003:

                                                                                 13 WEEKS ENDED
                                                                              3/28/04       3/30/03
Net income - as reported ................................................   $   530,793   $   469,110
Pro forma net income - pro forma for SFAS No. 123 .......................       530,793       467,169
Net income per share diluted - as reported ..............................          0.15          0.14
Pro forma net income per share diluted -  pro forma for SFAS No. 123.....          0.15          0.14

5.       ACQUISITION

                  On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Fleet National Bank, CNL Franchise Network, LP ("CNL') and the sellers of Beaumont-based franchise restaurants. Fleet National Bank provided $2.5 million of the acquisition financing by amending its credit facility with Mexican Restaurants, Inc. Six of the acquired restaurants were concurrently sold to CNL for $8.325 million in a sale-leaseback transaction. The sellers accepted $3.0 million in notes from Mexican Restaurants, Inc. for the balance of the purchase price. The seller notes require the payment of interest only for five years, with $1.5 million in principal due on January 7, 2009 and $1.5 million in principal amortizing over an additional five years.

                  The table below presents pro forma income statement information as if the Company had purchased the Beaumont-based restaurants at the beginning of fiscal year 2003. Pro forma adjustments are to remove royalty income and expense, reflect net interest expense on the debt resulting from the acquisition and record additional income tax at an effective rate of 31.6% for the first quarter of fiscal 2004 and 32.9% for the first quarter of fiscal 2003. The first quarter ended March 30, 2003 included a gain of $316,591 for insurance proceeds received from fire damage at a restaurant. The pro forma information does not purport to be indicative of results of operations which would have occurred had the acquisition been consummated on the date indicated or future results of operations.

                                     13 WEEKS ENDED
                                  3/28/04       3/30/03
Revenues ....................   $19,952,234   $19,526,852
Net income ..................       577,027       507,789
Diluted income per share.....          0.15          0.15

                  The acquisition was accounted for under SFAS 141 and results of operations are included in the accompanying financial statements from the date of acquisition. The assets acquired and liabilities assumed of the acquisition were recorded at estimated fair values using comparables, appraisals, and records.

         A summary of the assets acquired and liabilities assumed in the acquisition follow:

                  Estimated fair value of assets acquired:

         Current assets              184,601
         Property and equipment    2,946,365
         Other assets                640,699
         Goodwill                  3,266,733
                                   ---------
Total assets                       7,038,398

Less: Cash acquired                  (35,150)
                                   ---------
Net assets acquired                7,003,248
                                   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

                  This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating habits; national, regional or local economic and real estate conditions; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; inflation; increased food, labor and benefit costs; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company. The use of words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's Annual Report and Form 10-K for the fiscal year ended December 28, 2003, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

                  Revenues. The Company's revenues for the first quarter of fiscal 2004 were up $4.8 million or 32.6% to $19.5 million compared with the same quarter one year ago. Restaurant sales for the first quarter of fiscal 2004 were up $4.9 million or 34.0% compared with the same quarter one year ago, to $19.3 million. The increase reflects the acquisition of 13 restaurants and related assets from the Company's Beaumont-based franchisee. The acquisition closed on January 7, 2004. Franchise fees and royalties decreased $103,376 or 35.5%, reflecting lost royalty income from the Beaumont-based franchise restaurants. Total system sales at restaurants operating in both fiscal quarters ("same-stores") increased 2.5%, Company-owned same-store sales for the quarter increased 2.3% and franchise-owned same-store sales for the quarter increased 3.1% from the same quarter in fiscal 2003.

                 Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also including paper and supplies, increased 90 basis points as a percentage of restaurant sales in the first quarter of fiscal 2004 to 28.0% from 27.1% for the same quarter in fiscal 2003. The increase reflects higher cheese and meat commodity prices.

                  Labor and other related expenses decreased as a percentage of restaurant sales 70 basis points to 32.8% compared with 33.5% for the same quarter in fiscal 2003. The improvement reflects labor efficiencies gained from positive same-store sales.

                  Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes and advertising, as a percentage of restaurant sales decreased 110 basis points to 23.8% in the first quarter of fiscal 2004 from 24.9% in the same quarter in fiscal 2003. The decrease reflects advertising efficiencies gained with the acquisition of the Beaumont-based franchise restaurants, lower liquor taxes due to lower liquor sales volume in the Beaumont-based restaurants, as partially offset by higher utility expenses.

                  General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. General and administrative expense decreased as a percentage of total sales 170 basis points to 7.7% in the first quarter of fiscal 2004 compared with 9.4% the same quarter one year ago. The improvement reflects efficiencies gained with the acquisition of the Beaumont-based restaurants.

                  Depreciation and amortization expense as a percentage of total sales decreased 70 basis points to 3.3% in the first quarter of fiscal 2004 from 4.0% for the same quarter in fiscal 2003. The improvement reflects efficiencies gained with the acquisition of the Beaumont-based restaurants.

                  The Company did not open new restaurants in the first quarter of fiscal 2004.

                  Restaurant closure costs relate to two restaurants that were impaired in the fourth quarter of fiscal 2003 but not closed until the first quarter of fiscal 2004.

                  Other Income (Expense). Other income, net increased from income the first quarter of fiscal 2003 to an expense in the first quarter of fiscal 2004 by $396,823. Interest expense increased $68,783 to $139,265 the first quarter of fiscal 2004 compared with the same quarter one year ago, reflecting the increase in outstanding debt incurred for the acquisition of the Beaumont-based restaurants. The first quarter of fiscal 2003 reflected a partial gain of $316,591 for insurance proceeds received from fire damage at the Humble, Texas restaurant location. There were no gains recorded in the first quarter of fiscal 2004; however, the Company did incur approximately $17,000 in loss from the disposition of assets.

                  Income Tax Expense. For the first quarter of fiscal 2004, the Company's effective tax rate was 31.6% as compared with 32.9% in the same quarter in fiscal 2003. The effective tax rate is a function of year-to-date annualizing, the effects of permanent and temporary differences, the alternative minimum tax and the utilization of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company met its capital requirements for the 13-weeks ended March 28, 2004 with cash generated by operations. As of March 28, 2004, the Company's operations generated approximately $2.4 million in cash, as compared with $227,288 in the same quarter one year ago. As of March 28, 2004, the Company had a working capital deficit of approximately $2.5 million, of which $1.0 million reflects the current portion of principal ($250,000 per quarter) due to Fleet National Bank under the terms of its credit agreement. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                  The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During the first 13 weeks of fiscal 2004, capital expenditures on property, plant and equipment were approximately $348,912 as compared to $349,776 for the first 13 weeks of fiscal 2003. The capital expenditures were for necessary replacement of equipment and leasehold improvements in various older units. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $2.2 million.

                  On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Fleet National Bank, CNL Franchise Network, LP ("CNL') and the sellers of Beaumont-based restaurants. Fleet National Bank provided $2.5 million of the acquisition financing by amending its credit facility with Mexican Restaurants, Inc. Six of the acquired restaurants were concurrently sold to CNL for $8.325 million in a sale-leaseback transaction. The sellers accepted $3.0 million in notes from the Company for the balance of the purchase price. The seller notes require the payment of interest only for five years, with $1.5 million in principal due on January 7, 2009 and $1.5 million in principal amortizing over an additional five years.

                  On January 7, 2004, Fleet National Bank amended its credit facility to accommodate the acquisition of the Beaumont-based restaurants. The amended credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on December 31, 2008. The credit facility also includes a $5.0 million revolving line of credit that matures on January 7, 2007. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. As of March 28, 2004, the Company had $4.75 million outstanding on its term note and $500,000 outstanding on its revolving line of credit. The Company paid down $600,000 of indebtedness during the first quarter of fiscal 2004. As of March 28, 2004, the Company was in compliance with all debt covenants. The Company expects to be in compliance with the covenants in the credit facility for the next twelve months.

                  The Company's management believes that with its operating cash flow and the Company's revolving line of credit with Fleet National Bank, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and remodels through the end of the 2004 fiscal year. Unless the Company violates an important debt covenant, the Company's credit facility with Fleet National Bank is not subject to triggering events that would cause the credit facility to become due sooner than the maturity dates described above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on the amount outstanding at March 28, 2004, a 1% change in interest rates would change interest expense by $13,125.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures

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

         (b) Change in Internal Control over Financial Reporting

                  No change in the Company's control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
  31.1         Certification of Chief Executive Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

  31.2         Certification of Chief Financial Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

  32.1         Certification of Chief Executive Officer Pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002

  32.2         Certification of Chief Financial Officer Pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002

         (b)      REPORTS ON FORM 8-K

   . There were three reports on Form 8-K filed during the Company's fiscal quarter ended March 28, 2004. One filing was made on January 9, 2004 reporting, under item 2 thereto, the Company's acquisition of 13 restaurants and related assets from its Beaumont-based franchisee. Another filing was made on March 19, 2004 amending item 7 of the January 9, 2004 filing to include financial statements and pro forma information. The third filing was made on March 23, 2004 reporting, under item 7 and 12 thereto, the filing of a press release to announce the Company's earnings for the fiscal year ended December 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXICAN RESTAURANTS, INC.

Dated: May 10, 2004                                 By: /s/ Curt Glowacki
Curt Glowacki                                           ------------------------
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2004                                 By: /s/ Andrew J. Dennard
Andrew J. Dennard                                       ------------------------
Senior Vice President, Chief Financial
Officer & Treasurer
(Principal Financial Officer and
(Principal Accounting Officer)

                                  EXHIBIT INDEX

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