Form 10-Q/A
period 2004-03-28
MEXICAN RESTAURANTS INC
filed 2004-06-03
CIK 1009244

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended MARCH 28, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________ to _________

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

                    Yes [X]                   No. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    Yes [ ]                   No. [X]

Number of shares outstanding of each of the Registrant's classes of common stock, as of May 3, 2004: 3,384,605 SHARES OF COMMON STOCK, PAR VALUE $.01.

                                EXPLANATORY NOTE

      This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2004, as originally filed on May 10, 2004, is being filed solely to include the Company's Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 7, 2004, between the Company and Fleet National Bank, as Exhibit 10.1. The Index to Exhibits in Part II, Item 6(a) is included for reference.

      Except as described above, no other changes have been made to the report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) EXHIBITS

Exhibit
Number    Document Description
-------   --------------------

10.1+ Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 7, 2004, between Mexican Restaurants, Inc. and Fleet National Bank

31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------
+ Filed with Amendment No. 1 of this report.

* Filed with original filing of this report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEXICAN RESTAURANTS, INC.

Dated: June 3,  2004                      By: /s/ Curt Glowacki
                                              ----------------------------------
                                              Curt Glowacki
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Dated: June 3, 2004                       By: /s/ Andrew J. Dennard
                                              ----------------------------------
                                              Andrew J. Dennard
                                              Senior Vice President, Chief
                                              Financial Officer & Treasurer
                                              (Principal Financial Officer and
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number    Document Description
-------   --------------------

10.1+ Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 7, 2004, between Mexican Restaurants, Inc. and Fleet National Bank

31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------
+ Filed with Amendment No. 1 of this report.

* Filed with original filing of this report.