Form 10-Q
period 2004-06-27
MEXICAN RESTAURANTS INC
filed 2004-08-09
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 27, 2004

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

                                 Yes [ ] No [X]

Number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 2004: 3,384,605 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            (UNAUDITED)      (AUDITED)
                                                             6/27/2004       12/28/2003
                                                            ------------    ------------
ASSETS

Current assets:
        Cash and cash equivalents                           $    455,176    $    366,042
        Royalties receivable                                     222,823         179,517
        Other receivables                                        854,013         423,670
        Inventory                                                646,550         555,064
        Taxes receivable                                         181,992         345,006
        Prepaid expenses and other current assets                790,936         717,899
                                                            ------------    ------------
               Total current assets                            3,151,490       2,587,198
                                                            ------------    ------------

Property, plant and equipment                                 29,129,754      24,484,571
        Less accumulated depreciation                        (13,078,398)    (11,502,668)
                                                            ------------    ------------
               Net property, plant and equipment              16,051,356      12,981,903

Goodwill, net                                                 10,450,189       7,196,265
Deferred tax assets                                            1,095,879       1,272,173
Property held for resale                                         505,118         884,118
Other assets                                                     834,005         939,579
                                                            ------------    ------------
                                                            $ 32,088,037    $ 25,861,236
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current installments of long-term debt              $  1,000,000    $  1,000,000
        Accounts payable                                       1,698,344       1,516,217
        Accrued sales and liquor taxes                           652,118         469,817
        Accrued payroll and taxes                              1,200,997         976,146
        Accrued expenses                                       1,062,651       1,294,486
                                                            ------------    ------------
               Total current liabilities                       5,614,110       5,256,666
                                                            ------------    ------------

Long-term debt, net of current portion                         6,500,000       1,775,000
Other liabilities                                                972,311         898,115
Deferred gain                                                  1,873,284       1,977,355

Stockholders' equity:
        Preferred stock, $.01 par value, 1,000,000 shares
             authorized                                                -               -
        Capital stock, $0.01 par value, 20,000,000 shares
             authorized, 4,732,705 shares issued                  47,327          47,327
        Additional paid-in capital                            20,121,076      20,121,076
        Retained earnings                                      8,696,397       7,542,817
        Deferred compensation                                    (26,955)        (47,607)
        Treasury stock, cost of 1,348,100 common shares      (11,709,513)    (11,709,513)
                                                            ------------    ------------
               Total stockholders' equity                     17,128,332      15,954,100
                                                            ------------    ------------
                                                            $ 32,088,037    $ 25,861,236
                                                            ============    ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 13-WEEK          13-WEEK         26-WEEK        26-WEEK
                                               PERIOD ENDED    PERIOD ENDED    PERIOD ENDED    PERIOD ENDED
                                                 6/27/2004        6/29/03        6/27/2004       6/29/03
                                               ------------    ------------    ------------    ------------
Revenues:
      Restaurant sales                           19,920,745    $ 14,559,479    $ 39,217,681    $ 28,958,591
      Franchise fees and royalties and Other        205,601         274,316         397,381         569,647
                                               ------------    ------------    ------------    ------------
                                                 20,126,346      14,833,795      39,615,062      29,528,238
                                               ------------    ------------    ------------    ------------

Costs and expenses:
      Cost of sales                               5,660,470       4,093,740      11,055,100       7,996,186
      Labor                                       6,639,614       4,882,235      12,970,722       9,700,106
      Restaurant operating expenses               4,544,819       3,753,768       9,146,363       7,333,328
      General and administrative                  1,676,292       1,251,272       3,178,575       2,634,980
      Depreciation and amortization                 508,514         592,184       1,147,848       1,172,710
      Pre-opening costs                              10,529          91,941          10,529          93,669
      Restaurant closure costs                       49,906               -         167,304               -
                                               ------------    ------------    ------------    ------------
                                                 19,090,144      14,665,140      37,676,441      28,930,979

                                               ------------    ------------    ------------    ------------
            Operating income                      1,036,202         168,655       1,938,621         597,259
                                               ------------    ------------    ------------    ------------
Other income (expense):
      Interest income                                 1,609           6,770           8,980          13,653
      Interest expense                             (131,755)        (65,410)       (271,020)       (135,892)
      Other, net                                     17,634         181,658          23,632         516,185
                                               ------------    ------------    ------------    ------------
                                                   (112,512)        123,018        (238,408)        393,946
                                               ------------    ------------    ------------    ------------

Income before income tax expense                    923,690         291,673       1,700,213         991,205
      Income tax expense (benefit)                  300,902          77,829         546,633         308,251
                                               ------------    ------------    ------------    ------------

            Net income                         $    622,788    $    213,844    $  1,153,580    $    682,954
                                               ============    ============    ============    ============

Basic income per share                         $       0.18    $       0.06    $       0.34    $       0.20
                                               ============    ============    ============    ============

Diluted  income per share                      $       0.17    $       0.06    $       0.32    $       0.20
                                               ============    ============    ============    ============

Weighted average number of shares (basic)         3,384,605       3,384,605       3,384,605       3,384,605
                                               ============    ============    ============    ============

Weighted average number of shares (diluted)       3,602,278       3,421,061       3,563,857       3,426,129
                                               ============    ============    ============    ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             26-WEEK PERIODS ENDED
                                                                            6/27/2004      6/29/2003
                                                                           -----------    -----------
Cash flows from operating activities:
     Net income                                                            $ 1,153,580    $   682,954
     Adjustments to reconcile net income to net cash
        provided by operating activities:
                  Depreciation and amortization                              1,147,848      1,172,710
                  Deferred gain amortization                                  (104,071)      (104,072)
                  Asset impairments and restaurant closure costs               167,304              -
                  Loss (gain) on sale of property, plant & equipment            21,942       (476,627)
                  Deferred compensation                                         20,652         20,652
                  Deferred taxes                                               176,294        151,496
     Changes in assets and liabilities:
                  Royalties receivable                                         (43,306)        (4,161)
                  Other receivables                                           (440,343)        25,391
                  Income tax receivable/payable                                163,014         26,278
                  Inventory                                                     57,965         54,544
                  Prepaid and other current assets                             (73,037)       108,594
                  Other assets                                                 210,858        (36,583)
                  Accounts payable                                             139,050       (210,952)
                  Accrued expenses and other liabilites                         41,961       (425,652)
                  Other liabilities                                             74,196         19,630
                                                                           -----------    -----------
                            Total adjustments                                1,560,327        321,248
                                                                           -----------    -----------
                            Net cash provided by operating activities        2,713,907      1,004,202
                                                                           -----------    -----------

Cash flows from investing activities:
                   Insurance proceeds from fire loss on building                     -        488,629
                   Purchase of property, plant and equipment                (1,230,784)    (1,113,253)
                   Proceeds from sale of property, plant and equipment         405,751              -
                   Business Acquisition                                     (6,524,740)             -
                                                                           -----------    -----------
                                   Net cash used in investing activities    (7,349,773)      (624,624)
                                                                           -----------    -----------

Cash flows from financing activities:
                   Net borrowings (payments) under line of credit            1,725,000       (600,000)
                   Additions to Long term Notes Payable                      3,000,000              -
                                                                           -----------    -----------
                   Net cash provided by (used) in financing activities       4,725,000       (600,000)
                                                                           -----------    -----------
                   Increase (decrease) in cash and cash equivalents             89,134       (220,422)
                                                                           -----------    -----------
Cash and cash equivalents at beginning of period                               366,042        526,536
                                                                           -----------    -----------
Cash and cash equivalents at end of period                                 $   455,176    $   306,114
                                                                           ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period:
                  Interest                                                 $   210,823    $   139,067
                  Income Taxes                                             $   264,935    $   172,600
     Non-cash investing and financing activity:
     CNL real estate transaction                                           $ 8,325,000    $         -

             MEXICAN RESTAURANTS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

                  In the opinion of Mexican Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of June 27, 2004, and the consolidated statements of income for the 13-week and 26-week periods and cash flows for the 26-week period ended June 27, 2004 and June 29, 2003. The consolidated statements of income for the 13-week and 26-week periods ended June 27, 2004 are not necessarily indicative of the results to be expected for the full year.

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

3.       NET INCOME PER COMMON SHARE

                  Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. As of June 27, 2004 and June 29, 2003, the Company had 1,014,970 and 1,036,970 options and warrants outstanding, respectively. As of June 27, 2004 and June 29, 2003, such stock options and warrants have the effect of increasing basic weighted average shares outstanding by 217,673 and 36,456 for the 13-week periods and 179,252 and 41,524 for the 26-week periods, respectively.

4.       SFAS NO. 148. "ACCOUNTING FOR STOCK-BASED COMPENSATION"

                  The Company has adopted the disclosure-only provisions of the FASB-issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, which amends SFAS No. 123, Accounting for Stock-Based Compensation and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no compensation cost has been recognized for stock options or warrants. Had compensation cost for the Company's outstanding stock options and warrants been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been changed to the pro forma amounts indicated below for the 13-week periods and 26-week periods ended June 27, 2004 and June 29, 2003:

                                                                                     13 WEEKS ENDED
                                                                                 6/27/04        6/29/03
Net income - as reported ..................................................   $    622,788   $    213,844
Pro forma net income - pro forma for SFAS No. 123 .........................        605,823        206,830
Net income per share diluted - as reported ................................           0.17           0.06
Pro forma net income per share diluted -  pro forma for SFAS No. 123 ......           0.17           0.06

                                                                                     26 WEEKS ENDED
                                                                                 6/27/04         6/29/03
Net income - as reported ..................................................   $   1,153,580   $     682,954
Pro forma net income - pro forma for SFAS No. 123 .........................       1,143,661         673,999
Net income per share diluted - as reported ................................            0.32            0.20
Pro forma net income per share diluted -  pro forma for SFAS No. 123 ......            0.32            0.20

5.       ACQUISITION

                  On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Fleet National Bank, CNL Franchise Network, LP ("CNL") and the sellers of the Beaumont-based franchise restaurants. Fleet National Bank provided $2.5 million of the acquisition financing by amending its existing credit facility with Mexican Restaurants, Inc. Six of the acquired restaurants were concurrently sold to CNL for $8.325 million in a sale-leaseback transaction. The sellers accepted $3.0 million in notes from Mexican Restaurants, Inc. for the balance of the purchase price. The seller notes require the payment of interest only for five years, with $1.5 million in principal due on January 7, 2009 and $1.5 million in principal amortizing over an additional five years.

                  The table below presents pro forma income statement information as if the Company had purchased the Beaumont-based restaurants at the beginning of fiscal year 2003. Pro forma adjustments are to remove royalty income and expense, reflect net interest expense on the debt resulting from the acquisition and record additional income tax at an effective rate of 32.6% and 32.2% for the second quarter and year to date, respectively, of fiscal 2004 and 26.7% and 31.1% for the second quarter and year to date, respectively, of fiscal 2003. The 26-weeks ended June 29, 2003 included a gain of $477,508 for insurance proceeds received from fire damage at a restaurant. The pro forma information does not purport to be indicative of results of operations which would have occurred had the acquisition been consummated on the date indicated or future results of operations.

                                       13 WEEKS ENDED
                                    6/27/04        6/29/03
Revenues .....................   $ 20,126,346   $ 19,819,013
Net income ...................        622,788        258,136
Diluted income per share .....           0.17           0.08

                                        26 WEEKS ENDED
                                    6/27/04       6/29/03
Revenues .....................   $ 40,078,670   $ 39,345,864
Net income ...................      1,199,815        765,925
Diluted income per share .....           0.34           0.22

                  The acquisition was accounted for under SFAS 141 and results of operations are included in the accompanying financial statements from the date of acquisition. The assets acquired and liabilities assumed of the acquisition were recorded at estimated fair values using comparables, appraisals, and records. Some of the acquisition amounts recorded are estimates and are subject to change.

         A summary of the assets acquired and liabilities assumed in the acquisition follow:

Estimated fair value of assets acquired:
         Current assets                         184,601
         Property and equipment               2,946,365
         Other assets                           175,000
         Goodwill                             3,253,924
                                              ---------
Total assets                                  6,559,890

Less: Cash acquired                             (35,150)
                                              ---------
Net assets acquired                           6,524,740
                                              =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

                  This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating habits; national, regional or local economic and real estate conditions; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; inflation; increased food, labor and benefit costs; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company. The use of words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's Annual Report and Form 10-K most recently filed by the Company, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

                  Revenues. The Company's revenues for the second quarter of fiscal 2004 were up $5.3 million or 35.9% to $20.1 million compared with the same quarter one year ago. Restaurant sales for the second quarter of fiscal 2004 increased $5.4 million or 37.0% to $19.9 million compared with the same quarter one year ago. The increase reflects the January 2004 acquisition of 13 restaurants and related assets from the Company's Beaumont-based franchisee. The increase also reflects positive same-restaurant sales. Total system sales at restaurants operating in both fiscal quarters ("same-stores") increased 4.0%, Company-owned same-store sales for the quarter increased 4.5% and franchise-owned same-store sales for the quarter increased 2.5% from the same quarter in fiscal 2003. Franchise fees and royalties decreased $78,907 or 29.4%, reflecting lost royalty income from the Beaumont-based franchise restaurants acquired by the Company.

                  On a year-to-date basis, the Company's revenues were up $10.1 million or 34.4% to $39.6 million compared with the same 26-week period one year ago. Restaurant sales for the 26-week period of fiscal year 2004 ending June 27, 2004 increased $10.3 million or 35.6% to $39.2 million compared with the same 26-week period one year ago. The increase reflects the January 2004 acquisition of the 13 restaurants and related assets from the Company's Beaumont-based franchisee. The increase also reflects positive same-restaurant sales. Total system sales at restaurants operating in both 26-week periods ("same-stores") increased 3.3%, Company-owned same-store sales for the 26-week period increased 3.5% and franchise-owned same-store sales for the 26-week period increased 2.7% from the same 26-week period in fiscal 2003. Franchise fees and royalties decreased $182,284 or 32.6%, reflecting lost royalty income from the Beaumont-based franchise restaurants.

                  Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also including paper and supplies, increased 20 basis points as a percentage of restaurant sales in the second quarter of fiscal 2004 to 28.4% from 28.2% for the same quarter in fiscal 2003. The increase reflects higher cheese and meat commodity prices.

                  On a year-to-date basis, cost of sales increased 50 basis points as a percentage of restaurant sales to 28.2% from 27.7% from the comparable 26-week period in fiscal 2003. The increase reflects higher cheese and meat commodity prices.

                  Labor and other related expenses decreased as a percentage of restaurant sales 30 basis points to 33.3% compared with 33.6% for the same quarter in fiscal 2003. The improvement reflects labor efficiencies gained from positive same-store sales.

                  On a year-to-date basis, labor and other related expenses decreased as a percentage of restaurant sales 50 basis points to 33.1% from 33.6% from the comparable 26-week period in fiscal 2003. The improvement reflects labor efficiencies gained from positive same-store sales.

                  Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes and advertising, as a percentage of restaurant sales decreased 290 basis points to 22.8% in the second quarter of fiscal 2004 from 25.7% in the same quarter in fiscal 2003. The decrease reflects advertising efficiencies gained with the acquisition of the Beaumont-based franchise restaurants, lower liquor taxes due to lower liquor sales volume in the Beaumont-based restaurants, as partially offset by higher utility expenses.

                  On a year-to-date basis, restaurant operating expenses decreased 190 basis points as a percentage of restaurant sales to 23.3% from 25.2% from the comparable 26-week period in fiscal 2003. The improvement was due to the same factors discussed in the preceding paragraph.

                  General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. General and administrative expense decreased as a percentage of total sales 10 basis points to 8.3% in the second quarter of fiscal 2004 compared with 8.4% the same quarter one year ago. The improvement reflects efficiencies gained with the acquisition of the Beaumont-based restaurants, offset in part by executive and non-executive bonus accruals.

                  On a year-to-date basis, general and administrative expenses decreased as a percentage of total sales 90 basis points to 8.0% from 8.9% from the comparable 26-week period in fiscal 2003. The improvement was due to the same factors discussed in the preceding paragraph.

                  Depreciation and amortization expense as a percentage of total sales decreased 150 basis points to 2.5% in the second quarter of fiscal 2004 from 4.0% for the same quarter in fiscal 2003. The improvement reflects efficiencies gained with the acquisition of the Beaumont-based restaurants and the closure of under-performing restaurants.

                  On a year-to-date basis, depreciation and amortization expense as a percentage of total sales decreased 110 basis points to 2.9% from 4.0% from the comparable period in fiscal 2003. The improvement was due to the same factors discussed in the preceding paragraph.

                  The Company remodeled two restaurants in the second quarter of fiscal 2004, incurring pre-open costs of $10,529 compared with $91,941 for the second quarter in fiscal 2003 in which one new restaurant was opened.

                  Restaurant closure costs of $49,906 were incurred in the second quarter of fiscal 2004 related to one of the restaurants impaired in the fourth quarter of fiscal 2003 but not closed until the first quarter of fiscal 2004. The costs incurred in the second quarter of fiscal 2004 were due to delays in a lease assignment.

                  Other Income (Expense). Other income, net decreased $235,530 from income of $123,018 in the second quarter of fiscal 2003 to an expense of $112,512 in the second quarter of fiscal 2004. Interest expense increased $66,345 to $131,755 in the second quarter of fiscal 2004 compared with the same quarter one year ago, reflecting the increase in outstanding debt incurred for the acquisition of the Beaumont-based restaurants. The second quarter of fiscal 2003 reflected a partial gain of $161,442 for insurance proceeds received as a result of fire damage at the Humble, Texas restaurant location. There were no gains recorded in the second quarter of fiscal 2004; however, the Company did incur approximately $4,870 in losses from the disposition of assets during this period.

                  On a year-to-date basis, other income, net decreased $632,354 from income of $393,946 in fiscal 2003 to an expense of $238,408 in fiscal 2004. Interest expense increased $135,892 to $271,020 for the 26-week period of fiscal 2004 compared with the same period one year ago, reflecting the increase in outstanding debt incurred for the acquisition of the Beaumont-based restaurants. The 26-week period of fiscal 2003 reflected a partial gain of $477,508 for insurance proceeds received as a result of the fire damage at the Humble, Texas restaurant location. There were no gains recorded in the 26-week period of fiscal 2004; however, the Company did incur approximately $21,942 in losses from the disposition of assets during this period.

                  Income Tax Expense. For the second quarter of fiscal 2004, the Company's effective tax rate was 32.6% as compared with 26.7% in the same quarter in fiscal 2003. The effective tax rate is a function of year-to-date annualizing, the effects of permanent and temporary differences, the alternative minimum tax and the utilization of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company met its capital requirements for the 26-weeks ended June 27, 2004 with cash generated by operations. As of June 27, 2004, the Company's operations generated approximately $2.7 million in cash, as compared with $1.0 million in the same period one year ago. As of June 27, 2004, the Company had a working capital deficit of approximately $2.5 million, of which $1.0 million reflects the current portion of principal ($250,000 per quarter) due to Fleet National Bank under the terms of its credit agreement. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                  The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During the first 26 weeks of fiscal 2004, capital expenditures on property, plant and equipment were approximately $1.2 million as compared to $1.1 million for the first 26 weeks of fiscal 2003. The capital expenditures were for necessary replacement of equipment and leasehold improvements in various older units. The Company remodeled two restaurants during the second quarter, one of which re-opened May 28, 2004, with the second restaurant re-opening just after the second quarter ended. The Company sold one previously closed restaurant property located in Plainview, Texas for $442,000. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $1.3 million.

                  On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Fleet National Bank, CNL Franchise Network, LP ("CNL") and the sellers of the Beaumont-based restaurants. Fleet National Bank provided $2.5 million of the acquisition financing by amending its existing credit facility with Mexican Restaurants, Inc. Six of the acquired restaurants were concurrently sold to CNL for $8.325 million in a sale-leaseback transaction. The sellers accepted $3.0 million in notes from the Company for the balance of the purchase price. The seller notes require the payment of interest only for five years, with $1.5 million in principal due on January 7, 2009 and $1.5 million in principal amortizing over an additional five years.

                  On January 7, 2004, Fleet National Bank amended its credit facility to accommodate the acquisition of the Beaumont-based restaurants. The amended credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on December 31, 2008. The credit facility also includes a $5.0 million revolving line of credit that matures on January 7, 2007. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. As of June 27, 2004, the Company had $4.5 million outstanding on its term note. There is currently no debt drawn on the revolver. The Company paid down $1,350,000 of indebtedness during the 26-week period of fiscal 2004. As of June 27, 2004, the Company was in compliance with all debt covenants. The Company expects to be in compliance with the covenants in the loan agreement for the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on the amount outstanding at June 27, 2004, a 1% change in interest rates would change interest expense by $11,250.

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

         (b) Change in Internal Control over Financial Reporting

                  No change in the Company's internal control over financial reporting or in other factors occurred during the Company's most recent fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its 2004 annual meeting of shareholders on Tuesday, May 4, 2004. At the annual meeting, the Company's shareholders took the following actions:

         1) By a vote of 3,235,813 for, 8,492 against or withheld, 0 abstaining and 0 broker non-votes, the shareholders elected Michael D. Domec as Class II Director for a term expiring at the annual meeting to be held in 2007 and until his successor is elected and qualified.

         2) By a vote of 3,234,613 for 9,692 against or withheld, 0 abstaining and 0 broker non-votes, the shareholders elected Curt Glowacki as Class II Director for a term expiring at the annual meeting to be held in 2007 and until this successor is elected and qualified.

         3) By a vote of 3,235,813 for 8,492 against or withheld, 0 abstaining and 0 broker non-votes, the shareholders elected Louis P. Neeb as Class II Director for a term expiring at the annual meeting to be held in 2007 and until his successor is elected and qualified.

         Additionally, the following current directors of the Company continued to serve as directors as of and following the 2004 annual meeting: Larry N. Forehand, Thomas E. Martin, David Nierenberg, J. Joseph Fitzsimmons and J. Stuart Sargent.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      EXHIBITS

   Exhibit
    Number                               Document Description
--------------  -----------------------------------------------------------------------
     31.1       Certification of Chief Executive Officer Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002

     31.2       Certification of Chief Financial Officer Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002

     32.1       Certification of Chief Executive Officer Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

     32.2       Certification of Chief Financial Officer Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

                  (b)      REPORTS ON FORM 8-K

                                    There was one report on Form 8-K filed
                                    during the Company's fiscal quarter ended
                                    June 27, 2004. The filing was made on May 5,
                                    2004 reporting, under items 7 and 12
                                    thereto, the Company's filing of a press release to announce the Company's earnings for the 2004 first quarter ended March 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXICAN RESTAURANTS, INC.

Dated:  August 9, 2004                            By: /s/ Curt Glowacki
Curt Glowacki                                        -----------------------
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2004                             By: /s/ Andrew J. Dennard
Andrew J. Dennard                                    -----------------------
Senior Vice President, Chief Financial
Officer & Treasurer
(Principal Financial Officer and
(Principal Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit
    Number                               Document Description
--------------  -----------------------------------------------------------------------
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