Form 10-Q
period 2004-09-26
MEXICAN RESTAURANTS INC
filed 2004-11-02
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 26, 2004

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

                           Yes X           No ____


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes             No  X


Number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 2004: 3,384,605 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Mexican Restaurants, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                     (unaudited)        (audited)
ASSETS                                                               09/26/2004        12/28/2003
                                                                    ------------      ------------
Current assets:
              Cash and cash equivalents                             $    552,685      $    366,042
              Royalties receivable                                       154,231           179,517
              Other receivables                                          757,239           423,670
              Inventory                                                  622,821           555,064
              Taxes receivable                                           304,321           345,006
              Prepaid expenses and other current assets                  829,332           717,899
                                                                    ------------      ------------
                      Total current assets                             3,220,629         2,587,198
                                                                    ------------      ------------

Property, plant and equipment                                         29,842,682        24,484,571
              Less accumulated depreciation                          (13,623,950)      (11,502,668)
                                                                    ------------      ------------
                      Net property, plant and equipment               16,218,732        12,981,903

Goodwill, net                                                         10,480,181         7,196,265
Deferred tax assets                                                      888,483         1,272,173
Property held for resale                                                 505,118           884,118
Other assets                                                             798,367           939,579
                                                                    ------------      ------------
                                                                    $ 32,111,510      $ 25,861,236
                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
              Current installments of long-term debt                $  1,000,000      $  1,000,000
              Accounts payable                                         1,729,707         1,516,217
              Accrued sales and liquor taxes                             588,024           469,817
              Accrued payroll and taxes                                1,014,252           976,146
              Accrued expenses                                           971,669         1,294,486
                                                                    ------------      ------------
                      Total current liabilities                        5,303,652         5,256,666
                                                                    ------------      ------------

Long-term debt, net of current portion                                 6,250,000         1,775,000
Other liabilities                                                      1,014,693           898,115
Deferred gain                                                          1,821,248         1,977,355

Stockholders' equity:
              Preferred stock, $.01 par value, 1,000,000 shares
                   authorized                                                 --                 0
              Capital stock, $0.01 par value, 20,000,000 shares
                   authorized, 4,732,705 shares issued                    47,327            47,327
              Additional paid-in capital                              20,121,076        20,121,076
              Retained earnings                                        9,279,656         7,542,817
              Deferred compensation                                      (16,629)          (47,607)
              Treasury stock, cost of 1,348,100 common shares        (11,709,513)      (11,709,513)
                                                                    ------------      ------------
                      Total stockholders' equity                      17,721,917        15,954,100
                                                                    ------------      ------------
                                                                    $ 32,111,510      $ 25,861,236
                                                                    ============      ============

Mexican Restaurants, Inc.
Page 3.


                   Mexican Restaurants, Inc. and Subsidiaries

                        Consolidated Statements of Income
                                   (unaudited)

                                                   13-Week           13-Week           39-WEEK           39-WEEK
                                                PERIOD ENDED      PERIOD ENDED      PERIOD ENDED      PERIOD ENDED
                                                  9/26/2004         9/28/2003         9/26/2004         9/28/2003
                                                ------------      ------------      ------------      ------------
Revenues:
      Restaurant sales                            19,870,299      $ 14,857,758      $ 59,087,980      $ 43,769,906
      Franchise fees, royalties and other            191,479           299,296           588,860           868,944
                                                ------------      ------------      ------------      ------------
                                                  20,061,778        15,157,054        59,676,840        44,638,850
                                                ------------      ------------      ------------      ------------

Costs and expenses:
      Cost of sales                                5,589,602         4,131,939        16,644,702        12,128,125
      Labor                                        6,598,550         4,944,326        19,569,271        14,644,431
      Restaurant operating expenses                4,621,862         3,827,094        13,793,226        11,113,980
      General and administrative                   1,658,041         1,333,358         4,811,615         3,968,340
      Depreciation and amortization                  589,060           600,290         1,736,909         1,773,000
      Pre-opening costs                               16,961             1,857            27,489            95,526
      Restaurant closure costs                           247            52,648           167,552            52,648
                                                ------------      ------------      ------------      ------------
                                                  19,074,323        14,891,512        56,750,764        43,776,050

                                                ------------      ------------      ------------      ------------
           Operating income                          987,455           265,542         2,926,076           862,800
                                                ------------      ------------      ------------      ------------

Other income (expense):
      Interest income                                    311             6,512             9,291            20,165
      Interest expense                              (138,238)          (60,821)         (409,258)         (196,713)
      Other, net                                      12,394            51,256            36,027           567,441
                                                ------------      ------------      ------------      ------------
                                                    (125,533)           (3,053)         (363,940)          390,893
                                                ------------      ------------      ------------      ------------

Income before income tax expense                     861,922           262,489         2,562,136         1,253,693
      Income tax expense (benefit)                   278,664            65,822           825,297           374,073
                                                ------------      ------------      ------------      ------------

           Net income                           $    583,258      $    196,667      $  1,736,839      $    879,620
                                                ============      ============      ============      ============


Basic income per share                          $       0.17      $       0.06      $       0.51      $       0.26
                                                ============      ============      ============      ============

Diluted  income per share                       $       0.16      $       0.06      $       0.48      $       0.26
                                                ============      ============      ============      ============

Weighted average number of shares (basic)          3,384,605         3,384,605         3,384,605         3,384,605
                                                ============      ============      ============      ============

Weighted average number of shares (diluted)        3,656,723         3,422,013         3,602,265         3,424,879
                                                ============      ============      ============      ============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                      39-WEEK PERIODS ENDED
                                                                                   ----------------------------
                                                                                    9/26/2004        9/28/2003
                                                                                   -----------      -----------
Cash flows from operating activities:
     Net income                                                                    $ 1,736,839      $   879,620
     Adjustments to reconcile net income to net cash
        provided by operating activities:
                 Depreciation and amortization                                       1,736,909        1,773,000
                 Deferred gain amortization                                           (156,107)        (156,107)
                 Asset impairments and restaurant closure costs                        167,552           33,498
                 Loss (gain) on sale of property, plant & equipment                     27,921         (476,627)
                 Deferred compensation                                                  30,978           30,978
                 Deferred taxes                                                        383,690          202,428
     Changes in assets and liabilities:
                 Royalties receivable                                                   25,286          (27,930)
                 Other receivables                                                    (343,569)         159,737
                 Income tax receivable/payable                                          40,685           23,168
                 Inventory                                                              81,694           44,182
                 Prepaid and other current assets                                     (111,433)          46,104
                 Other assets                                                          214,637          (79,954)
                 Accounts payable                                                      164,491         (178,584)
                 Accrued expenses and other liabilities                               (299,860)        (518,991)
                 Other liabilities                                                     116,578           32,567
                                                                                   -----------      -----------
                            Total adjustments                                        2,079,452          907,469
                                                                                   -----------      -----------
                            Net cash provided by operating activities                3,816,291        1,787,089
                                                                                   -----------      -----------

Cash flows from investing activities:
                 Insurance proceeds from fire loss on building                              --          488,629
                 Purchase of property, plant and equipment                          (1,955,667)      (1,630,966)
                 Proceeds from sale of property, plant and equipment                   405,751               --
                 Business Acquisition, net of cash acquired                         (6,554,732)              --
                                                                                   -----------      -----------
                                   Net cash used in investing activities            (8,104,648)      (1,142,337)
                                                                                   -----------      -----------

Cash flows from financing activities:
                 Net borrowings (payments) under line of credit                      1,475,000         (900,000)
                 Additions to Long term Notes Payable                                3,000,000
                                                                                   -----------      -----------
                 Net cash provided by (used) in financing activities                 4,475,000         (900,000)
                                                                                   -----------      -----------

                                                                                   -----------      -----------
                 Increase (decrease) in cash and cash equivalents                      186,643         (255,248)
                                                                                   -----------      -----------
Cash and cash equivalents at beginning of period                                       366,042          526,536
                                                                                   -----------      -----------
Cash and cash equivalents at end of period                                         $   552,685      $   271,288
                                                                                   ===========      ===========

Supplemental disclosure of cash flow information:
        Cash paid during the period:
                 Interest                                                          $   359,384      $   197,736
                 Income Taxes                                                      $   455,883      $   240,600
        Non-cash investing and financing activity:
        CNL real estate transaction                                                $ 8,325,000      $        --

             MEXICAN RESTAURANTS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

                  In the opinion of Mexican Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of September 26, 2004, and the consolidated statements of income for the 13-week and 39-week periods and cash flows for the 39-week period ended September 26, 2004 and September 28, 2003. The consolidated statements of income for the 13-week and 39-week periods ended September 26, 2004 are not necessarily indicative of the results to be expected for the full year.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements.

2.       ACCOUNTING POLICIES

                  During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report and Form 10-K (file number 0-28234). Reference should be made to such financial statements for information on such accounting policies and further financial details.

3.       NET INCOME PER COMMON SHARE

                  Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. As of September 26, 2004 and September 28, 2003, the Company had 1,012,470 and 1,036,470 options and warrants outstanding, respectively. As of September 26, 2004 and September 28, 2003, such stock options and warrants have the effect of increasing basic weighted average shares outstanding by 272,118 and 37,408 for the 13-week periods and 217,660 and 40,274 for the 39-week periods, respectively.

4.       SFAS NO. 148.  "ACCOUNTING FOR STOCK-BASED COMPENSATION"

                  The Company has adopted the disclosure-only provisions of the FASB-issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, which amends SFAS No. 123, Accounting for Stock-Based Compensation, and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no compensation cost has been recognized for stock options or warrants. Had compensation cost for the Company's outstanding stock options and warrants been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been changed to the pro forma amounts indicated below for the 13-week periods and 39-week periods ended September 26, 2004 and September 28, 2003:

                                                                                      13 WEEKS ENDED
                                                                                   -------------------
                                                                                    9/26/04    9/28/03
                                                                                   --------   --------
         Net income - as reported ..............................................   $583,258   $196,667
         Pro forma net income - pro forma for SFAS No. 123 .....................    566,240    173,397
         Net income per share diluted - as reported ............................       0.16       0.06
         Pro forma net income per share diluted- pro forma for SFAS No. 123 ....       0.16       0.05

                                                                                     39 WEEKS ENDED
                                                                                  ---------------------
                                                                                   9/26/04      9/28/03
                                                                                  ----------   --------
         Net income - as reported .............................................   $1,736,839   $879,620
         Pro forma net income - pro forma for SFAS No. 123 ....................    1,709,902    847,395
         Net income per share diluted - as reported ...........................         0.48       0.26
         Pro forma net income per share diluted- pro forma for SFAS No. 123 ...         0.48       0.25

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

                  The table below presents pro forma income statement information as if the Company had purchased the Beaumont-based restaurants at the beginning of fiscal year 2003. Pro forma adjustments are to remove royalty income and expense, reflect net interest expense on the debt resulting from the acquisition and record additional income tax at an effective rate of 32.3% and 32.2% for the third quarter and year to date, respectively, of fiscal 2004 and 25.1% and 29.5% for the third quarter and year to date, respectively, of fiscal 2003. The 39-weeks ended September 28, 2003 included a gain of $477,508 for insurance proceeds received from fire damage at a restaurant. The pro forma information does not purport to be indicative of results of operations which would have occurred had the acquisition been consummated on the date indicated or future results of operations.

                                               13 WEEKS ENDED
                                          -------------------------
                                            9/26/04       9/28/03
                                          -----------   -----------
         Revenues .....................   $20,061,778   $20,188,848
         Net income ...................       583,258       247,115
         Diluted income per share .....          0.16          0.07

                                               39 WEEKS ENDED
                                          -------------------------
                                            9/26/04       9/28/03
                                          -----------   -----------
         Revenues .....................   $59,676,840   $59,534,713
         Net income ...................     1,736,839     1,013,040
         Diluted income per share .....          0.48          0.30

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

         A summary of the assets acquired and liabilities assumed in the acquisition follow:

             Estimated fair value of assets acquired:
                      Current assets                                  184,601
                      Property and equipment                        2,946,365
                      Other assets                                    175,000
                      Goodwill                                      3,283,916
                                                                    ---------
             Total assets                                           6,589,882

             Less: Cash acquired                                      (35,150)
                                                                    ---------
             Net assets acquired                                    6,554,732
                                                                    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

                  Certain statements in this Form 10-Q relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating habits; national, regional or local economic and real estate conditions; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; inflation; increased food, labor and benefit costs; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company. The use of words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's Annual Report and Form 10-K for the fiscal year ended December 28, 2003 and subsequent quarterly and other reports, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

                  Revenues. The Company's revenues for the third quarter of fiscal 2004 increased $4.9 million or 32.4% to $20.1 million, compared with the same quarter one year ago. Restaurant sales for the third quarter of fiscal 2004 increased $5.0 million or 33.7% to $19.9 million, compared with the same quarter in fiscal 2003. The increase reflects the acquisition of 13 restaurants and related assets from the Company's Beaumont-based franchisee, which was closed on January 7, 2004. The increase also reflects positive same-restaurant sales: Total system sales at restaurants operating in both fiscal quarters ("same-stores") increased 2.8%, Company-owned same-store sales for the quarter increased 2.9% and franchise-owned same-store sales for the quarter increased 2.6% from the same quarter in fiscal 2003. Franchise fees, royalties and other decreased $107,817 or 36.0%, reflecting lost royalty income from the Beaumont-based franchise restaurants acquired by the Company in January 2004.

                  On a year-to-date basis, the Company's revenues were up $15.0 million or 33.7% to $59.7 million compared with $44.6 million for the same 39-week period one year ago. Restaurant sales for the 39-week period of fiscal year 2004 increased $15.3 million or 35.0% to $59.1 million compared with the same 39-week period in fiscal 2003. The increase reflects the acquisition of 13 restaurants and the related assets from the Company's Beaumont-based franchisee. The increase also reflects positive same-restaurant sales: Total system sales at restaurants operating in both 39-week periods ("same-stores") increased 3.1%, Company-owned same-store sales for the 39-week period increased 3.2% and franchise-owned same-store sales for the 39-week period increased 2.7% from the same 39-week period in fiscal 2003. Franchise fees, royalties and other decreased $280,084 or 32.2%, reflecting lost royalty income from the Beaumont-based franchise restaurants acquired by the Company.

                 Costs and Expenses. Cost of sales, consisting primarily of food and beverage costs, but also including paper and supplies, increased 30 basis points as a percentage of restaurant sales in the third quarter of fiscal 2004 to 28.1% from 27.8% for the same quarter in fiscal 2003. The increase reflects higher cheese, protein and produce prices.

                 On a year-to-date basis, cost of sales increased 50 basis points as a percentage of restaurant sales to 28.2% from 27.7% from the comparable period in fiscal 2003. The increase reflects higher cheese and meat commodity prices.

                  Labor and other related expenses decreased as a percentage of restaurant sales 10 basis points to 33.2% compared with 33.3% for the same quarter in fiscal 2003. On a year-to-date basis, labor and other related expenses decreased as a percentage of restaurant sales 40 basis points to 33.1% from 33.5% from the comparable 39-week period in fiscal 2003. The improvements in each of the periods reflect labor efficiencies gained from positive same-store sales.

                  Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes and advertising decreased 250 basis points as a percentage of restaurant sales to 23.3% in the third quarter of fiscal 2004 from 25.8% in the same quarter in fiscal 2003. The decrease reflects advertising efficiencies gained with the acquisition of the Beaumont-based franchise restaurants, lower liquor taxes due to lower liquor sales volume in the Beaumont-based restaurants, and lower rent and other semi-fixed expenses due to the closure of under-performing restaurants.

                  On a year-to-date basis, restaurant operating expenses decreased 210 basis points as a percentage of restaurant sales to 23.3% from 25.4% from the comparable period in fiscal 2003. The improvement was due to the same factors discussed above.

                  General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. General and administrative expense decreased as a percentage of total sales 50 basis points to 8.3% in the third quarter of fiscal 2004 compared with 8.8% the same quarter one year ago. On a year-to-date basis, general and administrative expense decreased as a percentage of total sales 80 basis points to 8.1% from 8.9% from the comparable period in fiscal 2003. The improvements in these periods reflect efficiencies gained with the acquisition of the Beaumont-based restaurants, offset in part by executive and non-executive bonus accruals and higher professional and legal expenses.

                  Depreciation and amortization expense as a percentage of total sales decreased 110 basis points to 2.9% in the third quarter of fiscal 2004 from 4.0% for the same quarter in fiscal 2003. On a year-to-date basis, depreciation and amortization expense as a percentage of total sales decreased 110 basis points to 2.9% from 4.0% from the comparable period in fiscal 2003. The decreases in these periods reflect the acquisition of the Beaumont-based restaurants, which had a smaller asset base relative to the restaurant sales added. The decrease also reflects the closure of under-performing restaurants.

                  Year-to-date, the Company has remodeled two restaurants in fiscal 2004, incurring pre-open costs of $27,489 compared with $95,526 for the 39-week period in fiscal 2003, in which one new restaurant was opened.

                  Year-to-date restaurant closure costs of $167,552 were incurred primarily in the first and second quarters of fiscal 2004 and related to one of the restaurants impaired in the 2003 fourth quarter but not closed until the first quarter of fiscal 2004. Most of the costs incurred during fiscal 2004 were due to delays in a lease assignment.

                  Other Income (Expense). Other income (expense), net increased $122,480 from an expense of $3,053 in the third quarter of fiscal 2003 to an expense of $125,533 in the third quarter of fiscal 2004. Interest expense increased $77,417 to $138,238 in the third quarter of fiscal 2004 compared with the same quarter one year ago, reflecting the increase in outstanding debt incurred for the acquisition of the Beaumont-based restaurants. The third quarter of fiscal 2003 included a $27,127 sales tax refund. No refunds were received in the third quarter of fiscal 2004. There were no gains recorded in the third quarter of fiscal 2004; however, the Company did incur $5,979 in losses from the disposition of assets during the third quarter.

                  On a year-to-date basis, other income (expense), net decreased $754,833 from income of $390,893 in fiscal 2003 to an expense of $363,940 in fiscal 2004. Interest expense increased $212,545 to $409,258 for the 39-week period of fiscal 2004 compared with the same period one year ago, reflecting the increase in outstanding debt incurred for the acquisition of the Beaumont-based restaurants. The 39-week period of fiscal 2003 reflected a partial gain of $477,508 for insurance proceeds received as a result of fire damage at the Humble, Texas restaurant location. There were no gains recorded in the 39-week period of fiscal 2004; however, the Company did incur $27,921 in losses from the disposition of assets.

                  Income Tax Expense. For the third quarter of fiscal 2004, the Company's effective tax rate was 32.3% as compared with 25.1% in the same quarter in fiscal 2003. The effective tax rate is a function of year-to-date annualizing, the effects of permanent and temporary differences, the alternative minimum tax and the utilization of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company met its capital requirements for the 39-weeks ended September 26, 2004 with cash generated by operations. As of September 26, 2004, the Company's operations had generated approximately $3.8 million in cash, as compared with $1.8 million in the same period in fiscal 2003. As of September 26, 2004, the Company had a working capital deficit of approximately $2.1 million, of which $1.0 million reflects the current portion of principal ($250,000 per quarter) due to Fleet National Bank under the terms of its credit agreement. Further, the Company's Other Receivables account balance increased $333,569 to $757,239, reflecting the increase in credit card sales, primarily due to the acquisition of the Beaumont-based restaurants. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                  The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During the first 39 weeks of fiscal 2004, capital expenditures on property, plant and equipment were approximately $2.0 million as compared to $1.6 million for the first 39 weeks of fiscal 2003. The capital expenditures were for necessary replacement of equipment and leasehold improvements in various older units. The Company remodeled two restaurants during the 39-week period, and these restaurants re-opened May 28, 2004 and June 28, 2004. Also during the 39-week period of fiscal 2004, the Company sold one previously closed restaurant property located in Plainview, Texas for a total purchase price of $442,000. Just after the third quarter of fiscal 2004 ended, the Company purchased the Casa Ole franchise restaurant located in Brenham, Texas for the forgiveness of $78,000 in past due royalties plus $120,000 in cash. The restaurant will be closed for remodeling and is expected to reopen in mid-November of 2004. The Company estimates its capital expenditures for the remainder of the fiscal year will be approximately $0.8 million.

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

                  On January 7, 2004, Fleet National Bank amended its credit facility to accommodate the acquisition of the Beaumont-based restaurants. The amended credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on December 31, 2008. The credit facility also includes a $5.0 million revolving line of credit that matures on January 7, 2007. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.5% on the unused portion of the revolver from the date of the credit agreement. As of September 26, 2004, the Company had $4.25 million outstanding on its term note. There is currently no debt drawn on the revolver. The Company paid down $1.6 million of indebtedness during the 39-week period of fiscal 2004. As of September 26, 2004, the Company was in compliance with all debt covenants. The Company expects to be in compliance with the loan agreement in the credit facility for the next twelve months.

                  The Company's management believes that with its operating cash flow and the Company's revolving line of credit with Fleet National Bank, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and remodels through the end of the 2004 fiscal year and fiscal year 2005. Unless the Company violates an important debt covenant, the Company's credit facility with Fleet National Bank is not subject to triggering events that would cause the credit facility to become due sooner than the maturity dates described above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company does not have or participate in transactions involving derivative, financial and commodity instruments. A portion of the Company's long-term debt bears interest at floating market rates. Based on the amount outstanding at September 26, 2004, a 1% change in interest rates would change interest expense by $10,625.

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

         (b) Change in Internal Control over Financial Reporting

                  No change in the Company's internal control over financial reporting or in other factors occurred during the Company's most recent fiscal quarter covered that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

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


MEXICAN RESTAURANTS, INC.

Dated:  November 2, 2004                             By:  /s/ Curt Glowacki
                                                        ------------------------
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)


Dated: November 2, 2004                              By:  /s/ Andrew J. Dennard
                                                        ------------------------
Andrew J. Dennard
Senior Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
(Principal Accounting Officer)

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