Form 10-K
period 2005-01-02
MEXICAN RESTAURANTS INC
filed 2005-04-05
CIK 1009244

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq Small Cap Market on the last business day of the second quarter ended June 27, 2004 was $9,279,247. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

Number of shares outstanding of the Registrant's Common Stock, as of March 23, 2005: 3,414,805 shares of common stock, par value $.01.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held May 24, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                                                                                               PAGE
PART I

  Item 1.  Business                                                                                              3
  Item 2.  Properties                                                                                           10
  Item 3.  Legal Proceedings                                                                                    11
  Item 4.  Submission of Matters to a Vote of Security Holders                                                  11

PART II

  Item 5.  Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of       11
           Equity Securities
  Item 6.  Selected Financial Data                                                                              11
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations                12
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                           17
  Item 8.  Financial Statements and Supplementary Data                                                          17
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 17
  Item 9A. Controls and Procedures                                                                              17

PART III

  Item 10. Directors and Executive Officers of the Registrant                                                   17
  Item 11. Executive Compensation                                                                               17
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters       18
  Item 13. Certain Relationships and Related Transactions                                                       18
  Item 14. Principal Accountant Fees and Services                                                               18

PART IV

  Item 15. Exhibits and Financial Statement Schedules                                                           18

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Mexican Restaurants, Inc. (the "Company") operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Ole, Monterey's Tex-Mex Cafe, Monterey's Little Mexico, Tortuga Coastal Cantina, La Senorita and Crazy Jose. The Casa Ole, Monterey, Tortuga, La Senorita and Crazy Jose concepts have been in business for 33, 50, 11, 26 and 18 years, respectively. Today the Company operates 60 restaurants, franchises 19 restaurants and licenses one restaurant in various communities across Texas, Louisiana, Oklahoma and Michigan. The Casa Ole, Monterey, La Senorita and Crazy Jose restaurants are designed to appeal to a broad range of customers, and are located primarily in small and in medium-sized communities and middle-income areas of larger markets. The Tortuga Coastal Cantina restaurants also are designed to appeal to a broad range of customers and are located primarily in Houston suburban markets. The restaurants offer fresh, quality food, affordable prices, friendly service and comfortable surroundings. Menus feature a variety of traditional Mexican and Tex-Mex selections, complemented by the Company's own original Mexican-based recipes, designed to have broad appeal. The Company believes that the established success of the Company in existing markets, its focus on middle-income customers, and the skills of its management team provide significant opportunities to realize the value inherent in the Mexican restaurant market and increase revenues in existing markets.

      On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The restaurants acquired include 8 Casa Ole restaurants located in Southeast Texas, 2 Casa Ole restaurants located in Southwest Louisiana, and 3 Crazy Jose's restaurants located in Southeast Texas. In the past year these restaurants had combined sales of over $20 million. On October 14, 2004, the Company completed its purchase of one Casa Ole franchise restaurant in Brenham, Texas for approximately $215,000. The restaurant was closed, remodeled and re-opened on November 22, 2004. The Company spent $329,489 remodeling the restaurant.

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

      - Pricing its menu offerings at levels below many family and casual-dining restaurant concepts;

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

      IMPROVE SAME RESTAURANT SALES AND PROFITS. The Company's first growth opportunity is to improve the sales and controllable income of existing restaurants (controllable income consists of restaurant sales less food and beverage expenses, labor and controllable expenses, such as utilities and repair and maintenance expenses, but excludes advertising and occupancy expenses). This is accomplished through an emphasis on restaurant operations, coupled with improving marketing, purchasing and other organizational efficiencies (see "Restaurant Operations" below). During fiscal year 2005, the Company expects to focus on improving sales and profitability so that it can maximize free cash flow, which it will use to pay off debt, remodel existing restaurants, build new restaurants, acquire existing franchise restaurants and to make repurchases of its common stock when it determines such repurchases are a prudent use of its capital.

      INCREASED PENETRATION OF EXISTING MARKETS. The Company's second growth opportunity is, when it believes market conditions warrant, to increase the number of restaurants in existing Designated Market Areas ("DMAs") and to expand into contiguous new markets. The DMA concept is a mapping tool developed by the A.C. Nielsen Co. that measures the size of a particular market by reference to communities included within a common television market. The Company's objective in increasing the density of Company-owned restaurants within existing markets is to improve operating efficiencies in such markets and to realize improved overhead absorption. In addition, the Company believes that increasing the density of restaurants in both Company-owned and franchised markets will assist it in achieving effective media penetration while maintaining or reducing advertising costs as a percentage of revenues in the relevant markets. The Company believes that careful and prudent site selection within existing markets will avoid cannibalization of the sales bases of existing restaurants.

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

      The restaurant industry is a competitive and fragmented business. Moreover, the restaurant industry is characterized by a high initial capital investment. Our focus is not on new restaurant expansion just to generate additional sales, but a balanced approach that emphasizes same-restaurant sales growth and selective new restaurant development and acquisitions of existing franchise restaurants. Consequently, the Company did not build any new restaurants in fiscal year 2004, but did acquire 13 restaurants and related assets from its Beaumont-based franchisee on January 7, 2004 and one franchise restaurant in Brenham, Texas on October 14, 2004. On December 15, 2004, one new franchise restaurant was opened in Opelousas, Louisiana. The Company plans to build two new restaurants in fiscal year 2005, as well as significantly remodel one existing restaurant and moderately remodel five existing restaurants. Further, the Company anticipates it will continue to selectively acquire existing franchised restaurants from time to time when such opportunities arise. In addition, the Company will actively promote the development of new franchise restaurants (see "Franchising" below).

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

      The Company believes that a sufficient number of suitable sites are available for contemplated Company and franchise development in existing markets. Based on its current planning and market information, the Company plans to open two new restaurants in fiscal year 2005. The anticipated total investment for a 4,200 to 5,600 square foot restaurant, including land, building, equipment, signage, site work, furniture, fixtures and decor ranges between $1.4 and $2.1 million (including capitalized lease value). Additionally, training and other pre-opening costs are anticipated to approximate $50,000 to $100,000 per location. The cost of developing and operating a Company restaurant can vary based upon fluctuations in land acquisition and site improvement costs, construction costs in various markets, the size of the particular restaurant and other factors. Although the Company anticipates that development costs associated with near-term restaurants will range between $1.4 and $2.1 million, there can be no assurance of this. Where possible, the Company uses build to suit, lease conversion or sale and leaseback transactions in an effort to limit its cash investment to approximately $550,000 per location.

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

      As of January 2, 2005, the Company employed approximately 2,711 people, of whom approximately 2,660 were restaurant personnel at the Company-owned restaurants and 51 were corporate personnel. The Company considers its employee relations to be good. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company's employees are not covered by a collective bargaining agreement.

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

      MARKETING AND ADVERTISING. The Company believes that when media penetration is achieved in a particular market, investments in radio and television advertising can generate significant increases in revenues in a cost-effective manner. During fiscal 2004, the Company spent approximately 3.0% of restaurant revenues on various forms of advertising and plans to spend a comparable amount in fiscal 2005. Besides radio and television, the Company makes use of in-store promotions, involvement in community activities, and customer word-of-mouth to maintain their performance.

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

FRANCHISING

      The Company currently has 11 franchisees operating a total of 19 restaurants and one licensee operating one restaurant. Most franchisees operate one or two restaurants. In fiscal year 2004, one new franchise restaurant was opened, one was closed, and fourteen franchise restaurants were sold to the Company. The Company's largest franchisee, a Beaumont-based franchisee, sold its 10 Casa Ole restaurants (it also sold its 3 Crazy Jose restaurants to the Company) and related assets to the Company on January 7, 2004, and a Casa Ole franchisee sold its Brenham, Texas restaurant to the Company on October 14, 2004.

      Franchising allows the Company to expand the number of stores and penetrate markets more quickly and with less capital than developing Company-owned stores. The Company has the first right of refusal when a franchisee decides to sell its restaurant(s). Historically, the Company has selectively acquired franchisee restaurants when reasonably available. At the same time, the Company plans to expand its base of franchise restaurants. Consequently, in 2004 the Company updated its Casa Ole and La Senorita Uniform Franchise Offering Circular ("UFOC") in order to pursue new franchisees.

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

      FRANCHISE AGREEMENTS. The Company enters into a franchise agreement with each franchisee that grants the franchisee the right to develop a single store within a specific territory at a site approved by the Company. The franchisee then has limited exclusive rights within the territory. Under the Company's current standard franchise agreement, the franchisee is required to pay a franchise fee of $25,000 per restaurant. The current standard franchise agreement provides for an initial term of 15 years (with a limited renewal option) and payment of a royalty of 3% to 5% of gross sales. The termination dates of the Company's franchise agreements with its existing franchisees currently range from 2005 to 2015.

      Franchise agreements are not assignable without the prior written consent of the Company. Also, the Company retains rights of first refusal with respect to any proposed sales by the franchisee. Franchisees are not permitted to compete with the Company during the term of the franchise agreement and for a limited time, and in a limited area, after the term of the franchise agreement. The enforceability and permitted scope of such noncompetition provisions varies from state to state. The Company has the right to terminate any franchise agreement for certain specific reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws, however, limit the ability of a franchisor to terminate or refuse to renew a franchise. See "Item 1. Business -- Government Regulation."

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

      AREA DEVELOPERS. The area development agreement is an extension of the standard franchise agreement. The area development agreement provides area developers with the right to execute more than one franchise agreement in accordance with a fixed development schedule. Restaurants established under these agreements must be located in a specific territory in which the area developer will have limited exclusive rights. Area developers pay an initial development fee generally equal to the total initial franchise fee for the first franchise agreement to be executed pursuant to the development schedule plus 10% of the initial franchise fee for each additional franchise agreement to be executed pursuant to the development schedule. Generally the initial development fee is not refundable, but will be applied in the proportions described above to the initial franchise fee payable for each franchise agreement executed pursuant to the development schedule. New area developers will pay monthly royalties for all restaurants established under such franchise agreements on a declining scale generally ranging from 5% of gross sales for the initial restaurant to 3% of gross sales for the fourth restaurant and thereafter as additional restaurants are developed. Area development agreements are not assignable without the prior written consent of the Company. The Company will retain rights of first refusal with respect to proposed sales of restaurants by the area developers. Area developers are not permitted to compete with the Company. As described above, the enforceability and permitted scope of such noncompetition provisions may vary from state to state. If an area developer fails to meet its development schedule obligations, the Company can, among other things, terminate the area development agreement or modify the territory in the agreement. These termination rights may be limited by applicable state franchise laws. The Company is currently seeking new area developers. One area developer, a Beaumont-based franchisee, sold its 10 Casa Ole franchise restaurants and related assets to the Company on January 7, 2004 (the Company also purchased three Crazy Jose restaurants in the same transaction). The Company currently has two area developers operating a total of four and three restaurants, respectively.

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

      Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the Company's restaurants, including minimum age of patrons drinking alcoholic beverages and of employees serving alcoholic beverages, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The Company is also subject to "dramshop" statutes that generally provide a person injured by an intoxicated person may seek to recover damages from an establishment determined to have wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. Additionally, within thirty days of employment by the Company, each Texas employee of the Company who serves alcoholic beverages is required to attend an alcoholic seller training program that has been approved by the Texas Alcoholic Beverage Commission and endorsed by the Texas Restaurant Association and that endeavors to educate the server to detect and prevent overservice, as well as underage service, of the Company's customers.

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

TRADEMARKS, SERVICE MARKS AND TRADE DRESS

      The Company believes its trademarks, service marks and trade dress have significant value and are important to its marketing efforts. It has registered the trademarks for "Casa Ole", "Casa Ole Mexican Restaurant", "Monterey's Tex-Mex Cafe", "Monterey's Little Mexico", "Tortuga Cantina", "La Senorita" and, as of January 7, 2004, "Crazy Jose" with the U.S. Patent Office.

RISK FACTORS

      The Company cautions readers that its business is subject to a number of risks, any of which could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in releases, including this Form 10-K, and oral statements. Certain risk factors are presented throughout this document, including, among others, business strategy; site selection; attracting and retaining franchisees, managers and other employees; availability of food products; competition; and government regulation. Certain other risks to which the Company is subject include:

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

      INFLATION MAY ADVERSELY IMPACT NET INCOME. The Company believes that inflation impacted net income during fiscal year 2004. Substantial increases in utility expenses and certain food costs items had a marked impact on the Company's operating results to the extent such increases could not be passed along to customers. There can be no assurance that the Company will not experience the same inflationary impact in the future. If operating expenses increase, management intends to attempt to recover increased costs by increasing prices to the extent deemed advisable in light of competitive conditions.

      AN INCREASE IN INTEREST RATES MAY ADVERSELY IMPACT NET INCOME. Our exposure to interest rate fluctuations is limited to our outstanding bank debt with Bank of America. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. As of January 2, 2005, the Company had $4.0 million outstanding on the credit facility with Bank of America. The Company is in full compliance with all debt covenants as amended. The Company expects to be in compliance with all debt covenants in fiscal year 2005. As of January 2, 2005, the Company also had $3.0 million in notes which have a fixed interest rate of 7.0% (See Footnote 3 in the accompanying Consolidated Financial Statements).

      THE COMPANY'S SMALL RESTAURANT BASE AND GEOGRAPHIC CONCENTRATION MAKES ITS OPERATIONS MORE SUSCEPTIBLE TO LOCAL ECONOMIC CONDITIONS. The results achieved to date by the Company's relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a more geographically dispersed area. Because of the Company's relatively small restaurant base, an unsuccessful new restaurant could have a more significant effect on the Company's results of operations than would be the case in a company owning more restaurants. Additionally, given the Company's present geographic concentration (all Company-owned units are currently in Texas, Oklahoma, Louisiana and Michigan), results of operations may be adversely affected by economic or other conditions in the region and any adverse publicity in the region relating to the Company's restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

      THE COMPANY'S FINANCIAL COVENANTS COULD ADVERSELY AFFECT THE COMPANY'S ABILITY TO BORROW. Under the Company's current credit agreement, it is subject to certain reporting requirements and financial covenants, including requirements that it maintain minimum levels of net worth and various financial ratios. Although it is currently in compliance with such financial covenants, an erosion of the Company's business could place the Company out of compliance in future periods. Potential remedies for the lender if the Company is not in compliance include declaring all outstanding amounts immediately payable, terminating commitments and enforcing any liens; however, in the event of any future noncompliance the Company may seek a waiver from such lender. See Note 3, Long-term Debt, of Notes to Consolidated Financial Statements.

      THE COMPANY'S MANAGEMENT AND DIRECTORS HOLD A MAJORITY OF THE COMMON STOCK. Approximately 57.6% of the Common Stock and rights to acquire Common Stock of the Company are beneficially owned or held by Larry N. Forehand, David Nierenberg, Michael D. Domec and Louis P. Neeb, directors and/or executive officers of the Company. As a result, these individuals have substantial control over matters requiring shareholder approval, including the election of directors.

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

      CHANGES IN GENERAL ECONOMIC AND POLITICAL CONDITIONS AFFECT CONSUMER SPENDING AND MAY HARM THE COMPANY'S REVENUES AND OPERATING RESULTS. The United States experienced an economic expansion throughout most of 2004, especially in Texas where the majority of the Company's restaurants operate. Although the forecast for 2005 is generally favorable, there remain a few significant economic developments that could weaken economic conditions. Rising fuel and energy costs could reduce consumers' level of discretionary spending. A decrease in discretionary spending could impact the frequency with which the Company's customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing the Company's revenues. Additionally, the continued responses to the terrorist attacks on the United States, possible future terrorist attacks and the conflict in Iraq and its aftermath may exacerbate current economic conditions and lead to a weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by the Company's customers could have an adverse effect on the Company's revenues and operating results.

      RISING INSURANCE COSTS COULD NEGATIVELY IMPACT PROFITABILITY. The Company insures itself against a variety of uncertainties. While the cost of certain insurance coverages increased in 2004, the Company was able to negotiate lower premium costs for other insurance coverages, and in general, was able to minimize the overall increase and impact of all total insurance costs to the Company. Each year the Company renews its insurance coverages. While the Company is proactive in its efforts to control insurance costs, market forces beyond the Company's control may thwart the Company's ability to manage these costs. An increase in premiums could have a negative impact on the Company's profitability if it is not able to negate the effect of such increases by continuing to improve its operating efficiencies.

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

      SHARES ELIGIBLE FOR FUTURE SALE COULD ADVERSELY IMPACT THE STOCK PRICE. Sales of substantial amounts of shares in the public market could adversely affect the market price of the Common Stock. In connection with its 1996 initial public offering, the Company granted limited registration rights to holders of warrants granted by the Company and Larry N. Forehand to Louis P. Neeb, Tex-Mex Partners, L.C. and a former officer of the Company to register the 757,465 underlying shares of Common Stock subject to such warrants in connection with registrations otherwise undertaken by the Company. Such warrants have an exercise price of $10.90 per share. If the Company registers these shares and these shareholders sell a large portion of their holdings on the open market at one time, the market price of the Common Stock will likely decline. In any event, the market price of the Common Stock could be subject to significant fluctuations in response to the Company's operating results and other factors.

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

      The Company is subject to state "dramshop" laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. Although the Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, it may still be subject to a judgment in excess of its insurance coverage and it may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

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

ITEM 2. PROPERTIES

      In fiscal year 2004, the Company's executive offices were located in approximately 10,015 square feet of office space in Houston, Texas. The offices are currently leased by the Company from Gillett Properties, Ltd., under a gross lease (where the landlord pays utilities and property taxes) expiring in December 2009, with rental payments of $10,500 per month. See "Notes to Consolidated Financial Statements--Related Party Transactions." The Company believes that its properties are generally well maintained, in good condition and adequate for its operations. Further, the Company believes that suitable additional or replacement space will be available if required.

      The Company owns the land and buildings of one restaurant location, and the building and improvements of two restaurant locations that are situated on ground leases with the balance of locations being on leased sites. In fiscal year 2004, the Company sold a previously closed restaurant in Plainview, Texas for $422,000 in cash. On December 30, 2001 the Company closed three under - performing leased restaurants and in fiscal year 2002 the Company subleased those restaurants to other local operators. Real estate leased for Company-owned restaurants is typically leased under triple net leases that require the Company to pay real estate taxes and utilities, to maintain insurance with respect to the premises and in certain cases to pay contingent rent based on sales in excess of specified amounts. Generally the non-mall locations for the Company-owned restaurants have initial terms of 10 to 20 years with renewal options.

RESTAURANT LOCATIONS

      At January 2, 2005, the Company had 60 Company-operated restaurants, 19 franchise restaurants and one licensed restaurant. As of such date, the Company operated and franchised 41 Casa Ole restaurants in the State of Texas and 4 in the State of Louisiana; operated 4 Monterey's Tex-Mex Cafe restaurants in the State of Oklahoma; operated and licensed 16 Monterey's Little Mexico restaurants in the State of Texas; operated 5 Tortuga Coastal Cantina restaurants in the State of Texas; and also operated and franchised 7 La Senorita restaurants in the State of Michigan. The Company's portfolio of restaurants is summarized below:

CASA OLE

         Company-operated                     28 Leased
         Franchisee-operated                  17
                                              --

                  CONCEPT TOTAL               45
                                              ==

MONTEREY'S TEX-MEX CAFE

         Company-operated                     4 Leased
                                              -

                  CONCEPT TOTAL               4
                                              =

MONTEREY'S LITTLE MEXICO

         Company-operated                     15 Leased
       Licensee-operated                       1
                                              --
                  CONCEPT TOTAL               16
                                              ==

TORTUGA COASTAL CANTINA

         Company-operated                     5 Leased
                                              -

                  CONCEPT TOTAL               5
                                              =

LA SENORITA

         Company-operated                     5 Leased
         Franchisee-operated                  2
                                              -

                  CONCEPT TOTAL               7
                                              =

CRAZY JOSE'S

         Company-operated                     3
                                              -

                  CONCEPT TOTAL               3
                                              =

                                              --

                   SYSTEM TOTAL               80
                                              ==

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended January 2, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Market Information. The Company's Common Stock trades on the Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol "CASA." The following table sets forth the range of quarterly high and low closing sale prices of the Company's Common Stock on the Nasdaq Small Cap Market during each of the Company's fiscal quarters since December 30, 2002.

                                                                    HIGH     LOW
                                                                   -----    ----
FISCAL YEAR 2003:
     First Quarter (ended March 30, 2003) ..................        3.68    3.01
     Second Quarter (ended June 29, 2003) ..................        3.53    3.01
     Third Quarter (ended September 28, 2003) ..............        3.71    3.00
     Fourth Quarter (ended December 28, 2003) ..............        4.08    3.32

FISCAL YEAR 2004:
     First Quarter (ended March 28, 2004) ..................        4.88    3.65
     Second Quarter (ended June 27, 2004) ..................        7.00    5.05
     Third Quarter (ended September 26, 2004) ..............        9.25    6.49
     Fourth Quarter (ended January 2, 2005) ................        9.42    7.87

FISCAL YEAR 2005:
     First Quarter (as of March 23, 2005) ..................       10.14    8.54

      Holders. As of March 23, 2005, the Company estimates that there were approximately 800 beneficial owners of the Company's Common Stock, represented by approximately 55 holders of record, and 3,414,805 shares of Common Stock outstanding.

      Issuer Purchases. During its fiscal 2004 fourth quarter, the Company did not purchase any shares of its Common Stock or other equity securities registered under the Securities Exchange Act of 1934.

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

ITEM 6. SELECTED FINANCIAL DATA

      Balance sheet data as of December 31, 2000, December 30, 2001,
December 29, 2002, December 28, 2003 and January 2, 2005 and income statement data for the fiscal years then ended have been derived from consolidated financial statements audited by KPMG LLP, Independent Registered Public Accounting Firm. The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Consolidated Financial Statements and the related Notes thereto included in Item 8. hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. hereof.

                                                                        FISCAL YEARS
                                                                        ------------
                                                     2000        2001        2002        2003        2004
                                                     ----        ----        ----        ----        ----
                                                            (In thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues:
  Restaurant sales ...........................     $ 55,775    $ 56,466    $ 54,009    $ 53,813    $ 77,887
  Franchise fees, royalties and other ........        1,362       1,393       1,286       1,139         753
                                                   --------    --------    --------    --------    --------

                 Total revenues ..............       57,137      57,859      55,295      54,952      78,640
                                                   --------    --------    --------    --------    --------
Costs and expenses:
  Cost of sales ..............................       15,627      15,549      14,636      14,878      21,904
  Restaurant operating expenses ..............       32,001      32,330      30,620      31,011      43,403
  General and administrative .................        5,548       5,457       5,198       5,306       6,587
  Depreciation and amortization ..............        1,863       2,121       1,927       2,080       2,239
  Impairment and restaurant closure costs ....           --         972          --         950         701
  (Gain) loss on sale of assets ..............           --          --         (28)       (292)        182
                                                   --------    --------    --------    --------    --------

                 Total costs and expenses ....       55,039      56,429      52,353      53,933      75,016
                                                   --------    --------    --------    --------    --------

Operating income (loss) ......................        2,098       1,430       2,942       1,019       3,624
Other income (expense) .......................         (885)       (302)        (85)        (97)       (459)
                                                   --------    --------    --------    --------    --------

Income from continuing operations before tax..     $  1,213    $  1,128    $  2,857    $    922    $  3,165

Income tax expense (benefit) .................          427         200         939         314       1,008
                                                   --------    --------    --------    --------    --------

Income (loss) from continuing operations .....          786         928       1,918         608       2,157

Income (loss) from discontinued operations,
net of tax ...................................           81         (79)       (214)     (1,643)       (396)
                                                   --------    --------    --------    --------    --------

Net income (loss) ............................     $    867    $    849    $  1,704    $ (1,035)   $  1,761
                                                   --------    --------    --------    --------    --------
Basic income per share:
     Income from continuing operations .......     $   0.22    $   0.26    $   0.56    $   0.18    $   0.64
     Loss from discontinued operations .......         0.02       (0.02)      (0.07)      (0.49)      (0.12)
                                                   ========    ========    ========    ========    ========
     Net income (loss) .......................     $   0.24    $   0.24    $   0.49    $  (0.31)   $   0.52
                                                   ========    ========    ========    ========    ========
Diluted income per share:
     Income from continuing operations .......     $   0.22    $   0.26    $   0.54    $   0.18    $   0.59
     Loss from discontinued operations .......         0.02       (0.02)      (0.06)      (0.49)      (0.11)
                                                   ========    ========    ========    ========    ========
     Net income (loss) .......................     $   0.24    $   0.24    $   0.48    $  (0.31)   $   0.48
                                                   ========    ========    ========    ========    ========

     In fiscal 2000 and 2001, the Company's consolidated statements of income and cash flows included goodwill amortization. With the adoption of SFAS No. 142, no goodwill amortization was recorded for fiscal 2002, 2003 and 2004. The following table provides a reconciliation of reported net income to adjusted net income excluding goodwill amortization.

                                                                         FISCAL YEARS
                                                                         ------------
                                                     2000        2001        2002        2003        2004
                                                     ----        ----        ----        ----        ----
                                                                        (In thousands)
Reported net income (loss) ...................     $    867    $    849    $  1,704    $ (1,035)   $  1,761
Add back: Goodwill amortization,
  (net of tax) ...............................          215         284          --          --          --
                                                   --------    --------    --------    --------    --------
Adjusted net income ..........................     $  1,082    $  1,133    $  1,704    $ (1,035)   $  1,761
                                                   --------    --------    --------    --------    --------
BASIC EARNINGS PER SHARE:
Reported net income (loss) ...................     $   0.24    $   0.24    $   0.49    $  (0.31)   $   0.52
Goodwill amortization ........................          .06         .08          --          --          --
                                                   --------    --------    --------    --------    --------
Adjusted net income ..........................     $   0.30    $   0.32    $   0.49    $  (0.31)   $   0.52
                                                   ========    ========    ========    ========    ========
DILUTED EARNINGS PER SHARE:
Reported net income (loss) ...................     $   0.24    $   0.24    $   0.48    $  (0.31)   $   0.48
Goodwill amortization ........................          .06         .08          --          --          --
                                                   --------    --------    --------    --------    --------
Adjusted net income ..........................     $   0.30    $   0.32    $   0.48    $  (0.31)   $   0.48
                                                   ========    ========    ========    ========    ========


                                                              AS OF THE END OF FISCAL YEARS
                                                              -----------------------------
                                                     2000        2001        2002        2003        2004
                                                     ----        ----        ----        ----        ----
                                                                        (In thousands)
BALANCE SHEET DATA:
Working capital (deficit) ....................     $ (1,920)   $ (3,154)   $ (2,736)   $ (2,669)   $ (1,184)
Total assets .................................     $ 31,509    $ 30,067    $ 28,983    $ 25,861    $ 32,326
Long-term debt, less
   Current portion ...........................     $  8,300    $  5,573    $  3,400    $  1,775    $  6,000
Total stockholders' equity ...................     $ 14,889    $ 15,717    $ 16,948    $ 15,954    $ 17,868

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

      The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Ole, Monterey's Tex-Mex Cafe, Monterey's Little Mexico, Tortuga Coastal Cantina and La Senorita. At January 2, 2005 the Company operated 60 restaurants, franchised 19 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

      On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The restaurants acquired include 8 Casa Ole restaurants located in Southeast Texas, 2 Casa Ole restaurants located in Southwest Louisiana, and 3 Crazy Jose's restaurants located in Southeast Texas. In the past year these restaurants had combined sales of over $20 million. On October 14, 2004, the Company completed its purchase of one Casa Ole franchise restaurant in Brenham, Texas for approximately $215,000. The restaurant was closed, remodeled and re-opened on November 22, 2004. The Company spent $329,489 remodeling the restaurant.

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

      The consolidated statements of income and cash flows for fiscal years 2004, 2003 and 2002 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations. Consequently, the consolidated statements of income and cash flows for fiscal years 2003 and 2002 shown in the accompanying consolidated financial statements have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on total assets, total liabilities, stockholders' equity or net income.

FISCAL YEAR

      The Company has a 52/53 week fiscal year ending on the Sunday nearest December 31. References in this Report to fiscal 2002 2003 and 2004 relate to the periods ended December 29, 2002, December 28, 2003 and January 2, 2005 respectively. Fiscal years 2002 and 2003 presented herein consisted of 52 weeks. Fiscal year 2004 presented herein consisted of 53 weeks.

RESULTS OF OPERATIONS

FISCAL 2004 COMPARED TO FISCAL 2003 AS ADJUSTED FOR DISCONTINUED OPERATIONS

      REVENUES. The Company's revenues for the fiscal year ended January 2, 2005 were up $23.7 million or 43.1% to $78.6 million compared with fiscal year 2003. Restaurant sales for fiscal year 2004 increased $24.1 million or 44.7% to $77.9 million compared with fiscal year 2003. The increase reflects the January 2004 acquisition of 13 restaurants and related assets from the Company's Beaumont-based franchisee. The increase also reflects positive same-restaurant sales. Each quarter in fiscal 2004 had positive same-restaurant sales. For fiscal 2004, total system same-restaurant sales increased 3.1%, Company-owned same restaurant sales increased 3.3% and franchise-owned same-restaurant sales increased 2.6% from fiscal year 2003.

      Franchise fees, royalties and other decreased $385,975 or 33.9% to $753,293, reflecting lost royalty income from the acquisition of the Beaumont-based franchise restaurants, the acquisition of the Brenham, Texas franchise restaurant, and the closure of a Houston based franchise restaurant.

      COSTS AND EXPENSES. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased as a percent of restaurant sales 50 basis points to 28.1% compared with 27.6% in fiscal 2003. The increase reflects higher cheese and protein commodity prices.

      Labor and other related expenses decreased as a percentage of restaurant sales 20 basis points to 32.8% compared with 33.0% in fiscal 2003. The decrease in labor as a percentage of restaurant sales reflects labor efficiencies gained from positive same-restaurant sales.

      Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, decreased as a percentage of restaurant sales 170 basis points to 22.8% in fiscal year 2004 as compared with 24.5% in fiscal year 2003. Much of the improvement reflects the advertising efficiency gained with the acquisition of the Beaumont-based restaurants. Further, the Beaumont-based restaurants have lower occupancy costs and liquor taxes relative to their sales volumes, which when consolidated brought the overall percentage of these costs down. And finally, general liability and property insurance premiums decreased as a percentage of restaurant sales in fiscal 2004 compared with fiscal 2003.

      General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. General and administrative expenses decreased as a percentage of total sales 130 basis points to 8.4% in fiscal year 2004 as compared with 9.7% in fiscal year 2003. The improvement reflects efficiencies gained with the acquisition of the Beaumont-based restaurants, offset in part by executive and non-executive bonus accruals and higher professional and legal expenses.

      Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization expense decreased as a percentage of restaurant sales 100 basis points to 2.8% in fiscal year 2004 as compared with 3.8% in fiscal year 2003. Actual depreciation and amortization expense increased $158,161 in fiscal year 2004 compared with fiscal year 2003. The decrease as a percentage of total sales reflects the acquisition of the Beaumont-based restaurants, which had a smaller asset base relative to the restaurant sales added.

      During fiscal year 2004, the Company incurred $74,099 in pre-opening expenses related to the remodel of one existing restaurant and the remodel of one acquired Casa Ole franchise restaurant. In fiscal year 2003, the Company spent $95,891 in pre-opening expenses related to the purchase of one franchise restaurant that the Company remodeled for a new grand opening.

      (GAIN) LOSS ON SALE OF ASSETS. During fiscal year 2004, the Company recorded a loss of $181,693 on the disposition of assets, primarily related to the remodel of one existing restaurant and the sale of a leasehold interest of another existing restaurant. During fiscal year 2003, the Company recorded a gain of $291,777 for insurance proceeds received from fire damage at the Humble, Texas restaurant location.

      OTHER INCOME (EXPENSE). Net expense increased $362,148 to $458,779 in fiscal year 2004 compared with a net expense of $96,631 in fiscal year 2003. Interest expense increased $311,082 to $553,371 in fiscal year 2004 compared with interest expense of $242,289 in fiscal year 2003, reflecting the increase in outstanding debt incurred for the acquisition of the Beaumont-based restaurants.

      INCOME TAX EXPENSE. The Company's effective tax rate from continuing operations for fiscal year 2004 was 31.8% as compared to fiscal year 2003 of 34.1%. In fiscal year 2004, the Company had a significantly higher pretax income compared to fiscal 2003. In both years, the permanent differences were approximately the same, resulting in a lower effective tax rate in fiscal 2004.

      RESTAURANT CLOSURE COSTS AND DISCONTINUED OPERATIONS. In fiscal year 2004, the Company recorded asset impairment and restaurant closure costs of $868,580. Of this total, $167,565 of these costs are included in discontinued operations related to the 2004 closure of three restaurants and the 2003 closure of one restaurant, located in San Marcos, Texas. Impairment expense of $701,015 in continuing operations relates primarily to four Tortuga restaurants that will be re-concepted to one of the Company's other Mexican food concepts. In addition, two Monterey's restaurants, which were impaired in 2003, incurred a small impairment in 2004. These two restaurants will either be re-concepted or closed at the expiration of their operating leases. The circumstances and testing leading to the impairment in fiscal 2004 are determined in accordance with SFAS No. 144 which requires that property, plant and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal year 2003, the Company recorded $2,908,406 related to restaurant closure and asset impairment costs. Of this total, $1,958,279 of these costs are included in discontinued operations and $950,127 of these costs are included in continuing operations.

FISCAL 2003 COMPARED TO FISCAL 2002

      REVENUES. The Company's revenues for the fiscal year ended December 28, 2003 were down $342,122 or 0.6% to $54,952,456 compared with fiscal year 2002. Restaurant sales for fiscal year 2003 decreased $195,759 or 0.4% to $53,813,188 compared with fiscal year 2002. The decrease in revenues reflects a decline in same-restaurant sales, especially in the Houston market, where approximately 51% of all restaurant sales are generated. For fiscal 2003, total system same-restaurant sales decreased 2.4%, Company-owned same restaurant sales decreased 3.6% and franchise-owned same-restaurant sales decreased 0.7%.

      Franchise fees, royalties and other decreased 11.4% or $146,363 to $1,139,268. The decrease reflects the decline in franchise-owned same-restaurant sales and the sale of one franchise restaurant.

      COSTS AND EXPENSES. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased as a percent of restaurant sales 50 basis points to 27.6% compared with 27.1% in fiscal 2002. The increase reflects higher cheese, produce, liquor and paper and supply expenses.

      Labor and other related expenses increased as a percentage of restaurant sales 40 basis points to 33.0% compared with 32.6% in fiscal 2002. The increase in labor as a percentage of restaurant sales reflects the semi-fixed nature of management costs, worker's compensation and health insurance expenses relative to declining same-restaurant sales.

      Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased as a percentage of restaurant sales 40 basis points to 24.5% in fiscal year 2003 as compared with 24.1% in fiscal year 2002. The increase reflects higher utility expenses, higher insurance premiums, and fixed restaurant expenses relative to declining same-restaurant sales.

      General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. General and administrative expenses increased as a percentage of total sales 30 basis points to 9.7% in fiscal year 2003 as compared with 9.4% in fiscal year 2002. Actual general and administrative expenses increased $108,335 in fiscal year 2003 compared with fiscal year 2002. The increase in general and administrative expenses reflects higher legal, officers and directors insurance and research and development expenses.

      Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization expense increased as a percentage of restaurant sales 30 basis points to 3.8% in fiscal year 2003 as compared with 3.5% in fiscal year 2002. Actual depreciation and amortization expense increased $153,807 in fiscal year 2003 compared with fiscal year 2002. The increase, in part, reflects declining same-restaurant sales. It also reflects the addition of new assets (routine replacements for kitchen equipment, HVAC, etc. and restaurant remodels).

      During fiscal year 2003, the Company incurred $95,891 in pre-opening expenses related to the purchase of one franchise restaurant that the Company remodeled for a new grand opening. In fiscal year 2002, the Company spent $15,837 in pre-opening expenses to re-open a restaurant that had been closed for six months due to fire damage.

      (GAIN) LOSS ON SALE OF ASSETS. During fiscal year 2003, the Company recorded a gain of $291,778 for insurance proceeds received from fire damage at the Humble, Texas restaurant location.

      OTHER INCOME (EXPENSE). Other income (expensee), net increased $11,524 to $96,631 in fiscal year 2003 compared with a net expense of $85,107 in fiscal year 2002. For fiscal 2003, interest expense decreased $128,410 to $242,289 as debt decreased during fiscal year 2003 from a beginning balance of $4.4 million to an ending balance of $2.8 million.

      INCOME TAX EXPENSE. The Company's effective tax rate from continuing operations for fiscal year 2003 was 34.1% as compared to fiscal year 2002 of 32.9%. In fiscal year 2003, the Company had a significantly lower pretax income compared to fiscal 2002. In both years, the permanent differences were approximately the same, resulting in a lower effective tax rate in fiscal 2002.

      DISCONTINUED OPERATIONS AND RESTAURANT CLOSURE COSTS. During fiscal year 2003, the Company recorded $2,908,406 related to restaurant closure and asset impairment costs. Of this total, $1,958,279 of these costs are included in discontinued operations and $950,128 of these costs are included in continuing operations. The discontinued operations loss relates to one restaurant that was closed in fiscal 2003 and the reclassification of three restaurants that were closed in fiscal 2004. These costs were determined in accordance with SFAS No. 144 which requires that property, plant and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recorded in fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

      The Company met fiscal 2004 capital requirements with cash generated by operations, its credit facility and a seller note. In fiscal 2004, the Company's operations generated approximately $5.7 million in cash, as compared with $2.4 million in fiscal 2003 and $4.4 million in fiscal 2002. As of January 2, 2005, the Company had a working capital deficit of approximately $1.2 million, compared with a working capital deficit of approximately $2.7 million at December 28, 2003. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

      The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During fiscal 2004, total cash used for capital requirements was $9,757,350, of which $6,767,916 was used to acquire the Beaumont-based franchise restaurants and the Brenham, Texas franchise restaurant. Cash used for capital expenditures on property, plant and equipment and remodeling was approximately $3.0 million as compared to approximately $1.8 million for fiscal 2003. The capital expenditures were for necessary replacement of equipment and leasehold improvements in various older units. The Company extensively remodeled two restaurants in fiscal 2004. The Company also sold one previously closed restaurant property located in Plainview, Texas for a total purchase price of $442,000, and sold a leasehold interest located in Houston, Texas for a total purchase price of $250,000, less transaction cost, respectively.

      On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Bank of America (formerly Fleet National Bank), CNL Franchise Network, LP ("CNL") and the sellers of Beaumont-based franchise restaurants. Bank of America provided $3.1 million of the acquisition by amending its credit facility with Mexican Restaurants, Inc. Six of the acquired restaurants were concurrently sold to CNL for $8.325 million in a sale-leaseback transaction. The sellers accepted $3.0 million in notes from Mexican Restaurants, Inc. for the balance of the purchase price. The seller notes pay interest only for five years, with $1.5 million in principal due on January 7, 2009 and $1.5 million in principal amortizing over an additional five years.

      On October 14, 2004, the Company completed its purchase of one franchise restaurant in Brenham, Texas for approximately $215,000. The restaurant was closed, remodeled and re-opened on November 22, 2004. The Company spent $329,489 remodeling the restaurant.

      For fiscal year 2005, the Company plans to develop two new restaurants, extensively remodel one restaurant and moderately remodel five other restaurants. The estimated capital needed for fiscal year 2005 for general corporate purposes, including remodeling and new restaurant expansion, is approximately $4.1 million.

      Over the last several years, the Company's debt was incurred to carry out acquisitions, to develop new restaurants, and to remodel existing restaurants, as well as to accommodate other working capital needs. The Company anticipates that it will use excess cash flow during fiscal year 2005 to pay down debt approximately $1.0 million.

      On January 7, 2004, Bank of America amended its $10.0 million credit facility to accommodate the acquisition of the Beaumont-based franchise restaurants. The amended credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on December 31, 2008. The credit facility also includes a $5.0 million revolving line of credit that matures on January 7, 2007. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.75% on the unused portion of the revolver from the date of the credit agreement. On January 7, 2004, the Company drew $3.1 million on its facility to complete the Beaumont-based acquisition. Since January 7, 2004 the Company paid down $1.85 million of its indebtedness to Bank of America during fiscal year 2004. As of January 2, 2005, the Company had $4.0 million outstanding on the credit facility and $3.0 million in notes for a total indebtedness of $7.0 million. The Company is in full compliance with all debt covenants as amended. The Company expects to be in compliance with all debt covenants in fiscal year 2005.

      The Company's management believes that with its operating cash flow and the Company's revolving line of credit with Bank of America, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and new restaurant growth through the end of the 2005 fiscal year. Unless the Company violates an important debt covenant, the Company's credit facility with Bank of America is not subject to triggering events that would cause the credit facility to become due sooner than the maturity dates described in the previous paragraphs.

      CONTRACTUAL OBLIGATIONS AND COMMITMENTS.

The following table summarizes the Company's total contractual cash obligations as of January 2, 2005 (in thousands);

                                                       LESS THAN      1 TO 3          4 TO 5        AFTER 5
CONTRACTUAL OBLIGATION                    TOTAL         1 YEAR         YEARS           YEARS         YEARS
----------------------------------    ------------   ------------   -----------    ------------   ------------
Long-Term Debt                        $  7,000,000   $  1,000,000   $ 2,000,000    $  2,775,000   $  1,225,000
Long-Term Debt fixed interest            1,106,875        210,000       420,000         305,375        171,500
Operating Leases                        54,636,453      5,227,699    10,246,559       9,377,726     29,784,469
                                      ------------   ------------   -----------    ------------   ------------

Total Contractual Cash Obligations    $ 62,743,328    $ 6,437,699   $12,666,559    $ 12,458,101   $ 31,180,969
                                      ============   ============   ===========    ============   ============

      The contractual obligation table does not include interest payments on our long-term debt with Bank of America (formerly Fleet National Bank) due to the variable interest rates under our credit facility and the varying debt balance during the year. The contractual interest rate for our credit facility is either the prime rate or LIBOR base rate plus a stipulated margin. See Note 3 to our consolidated financial statements for balances and terms of our credit facility at January 2, 2005.

      RELATED PARTIES. In May 1998 the Board of Directors of the Company adopted a program to assist executives and five key employees of the Company in their purchasing of shares of the Company. As adopted, the program provided for the Company to assist the executives and key employees in obtaining third party loans to finance such purchases. As of February 1, 2003, the maturity date of the employee third party loans, the Company no longer guarantees employee third party loans.

      The Company provides accounting and administrative services for the Casa Ole Media and Production Funds. The Casa Ole Media and Production Funds are not-for-profit, unconsolidated entities used to collect money from company - owned and franchise-owned restaurants to pay for the marketing of Casa Ole restaurants. Each restaurant contributes an agreed upon percentage of its sales to the funds.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company's long-term debt bears interest at floating market rates. Based on amounts outstanding at year-end, a 1% change in interest rates would change interest expense by approximately $40,000.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this Item 10 is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

      The information called for by this Item 11 is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

      The information called for by this Item 12 is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this Item 13 is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information called for by this Item 14 is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

*10.22 Fleet Revolving Credit and Term Loan Agreement between
       Mexican Restaurants, Inc., as the Borrower, and Fleet
       National Bank, as the Bank, for $10,000,000 dated June
       29, 2001 and as amended on January 7, 2004.

  21.1 List of subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Company's Form S-1 Registration Statement Under the Securities Act of 1933, dated April 24,1996, filed by the Company with the Securities and Exchange Commission).

 *23.1 Consent of KPMG LLP, Independent Registered Public Accounting Firm.

 *24.1 Power of Attorney (included on the signature page to this Form 10-K).

 *31.1 Certification filed pursuant to Rule 13a-14(a) or Rule 15d-14(a).

 *31.2 Certification filed pursuant to Rule 13a-14(a) or Rule 15d-14(a).

 #32.1 Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 #32.2 Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------
*     Filed herewith.

++ Incorporated by reference to corresponding Exhibit number of the Company's Form S-1 Registration Statement under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration number 333-1678).

+     Management contract or compensatory plan or arrangement.

#     Furnished herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 5, 2005.

                                         MEXICAN RESTAURANTS, INC.

                                         By:/s/ Louis P. Neeb
                                         -------------------------------------
                                         Louis P. Neeb,
                                         Chairman of the Board of Directors

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


        SIGNATURE                                      TITLE                               DATE
        ---------                                      -----                               ----
/s/ Louis P. Neeb                   Chairman of the Board of
---------------------------         Directors                                          April 5, 2005
Louis P. Neeb

/s/ Larry N. Forehand               Founder and Vice Chairman of the
---------------------------         Board of Directors                                 April 5, 2005
Larry N. Forehand

/s/ Curt Glowacki                   President and
---------------------------         Chief Executive Officer                            April 5, 2005
Curt Glowacki                       (Principal Executive Officer)

/s/ Andrew J. Dennard               Vice President and
---------------------------         Chief Financial Officer
Andrew J. Dennard                   (Principal Financial and Accounting Officer)       April 5, 2005

/s/ David Nierenberg                Director                                           April 5, 2005
---------------------------
David Nierenberg

/s/ Michael D. Domec                Director                                           April 5, 2005
---------------------------
Michael D. Domec

/s/ J. J. Fitzsimmons               Director                                           April 5, 2005
---------------------------
J. J. Fitzsimmons

/s/ Thomas E. Martin                Director                                           April 5, 2005
---------------------------
Thomas E. Martin

/s/ J. Stuart Sargent               Director                                           April 5, 2005
---------------------------
J. Stuart Sargent

                           MEXICAN RESTAURANTS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   PAGE
Report of Independent Registered Public Accounting Firm ........................................................    F-2

Consolidated Balance Sheets as of December 28, 2003 and January 2, 2005.........................................    F-3

Consolidated Statements of Income for each of the years in the three fiscal-year
  period ended January 2, 2005..................................................................................    F-4

Consolidated Statements of Stockholders' Equity for each of the years in
  the three fiscal-year period ended January 2, 2005............................................................    F-5

Consolidated Statements of Cash Flows for each of the years in the three
  fiscal-year period ended January 2, 2005......................................................................    F-6

Notes to Consolidated Financial Statements......................................................................    F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Mexican Restaurants, Inc.:

      We have audited the accompanying consolidated balance sheets of Mexican Restaurants, Inc. and subsidiaries as of December 28, 2003 and January 2, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended January 2, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexican Restaurants, Inc. and subsidiaries as of December 28, 2003, and January 2, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Houston, Texas
March 28, 2005

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      DECEMBER 28, 2003 AND JANUARY 2, 2005

                                                                                   FISCAL YEARS
                                                                               2003             2004
                                                                               ----             ----
ASSETS

Current assets:
  Cash and cash equivalents ...........................................    $    366,042     $  1,293,836
  Royalties receivable ................................................         179,517           85,377
  Other receivables ...................................................         423,670          701,413
  Inventory ...........................................................         555,064          658,687
  Taxes receivable ....................................................         345,006          573,840
  Prepaid expenses and other current assets ...........................         717,899        1,007,928
                                                                           ------------     ------------
         Total current assets .........................................       2,587,198        4,321,081
                                                                           ------------     ------------

Property, plant and equipment .........................................      24,484,571       28,929,887
  Less accumulated depreciation .......................................     (11,502,668)     (13,464,153)
                                                                           ------------     ------------
         Net property, plant and equipment ............................      12,981,903       15,465,734

Goodwill, net .........................................................       7,196,265       10,644,690
Deferred tax assets ...................................................       1,272,173          619,087
Property held for resale ..............................................         884,118          505,118
Other assets ..........................................................         939,579          770,476
                                                                           ------------     ------------

                                                                           $ 25,861,236     $ 32,326,186
                                                                           ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current installments of long-term debt ................................    $  1,000,000     $  1,000,000
Accounts payable ......................................................       1,516,217        1,623,859
Accrued sales and liquor taxes ........................................         469,817          740,898
Accrued payroll and taxes .............................................         976,146        1,043,182
Accrued expenses ......................................................       1,294,486        1,097,640
                                                                           ------------     ------------

         Total current liabilities ....................................       5,256,666        5,505,579
                                                                           ------------     ------------
Long-term debt ........................................................       1,775,000        6,000,000
Other liabilities .....................................................         898,115        1,183,426
Deferred gain .........................................................       1,977,355        1,769,212

Stockholders' equity:
  Preferred stock, $.01 par value,
    1,000,000 shares authorized, none issued ..........................              --               --
  Capital stock, $0.01 par value, 20,000,000 shares
    authorized, 4,732,705 shares issued ...............................          47,327           47,327
  Additional paid-in capital ..........................................      20,121,076       20,121,076
  Retained earnings ...................................................       7,542,817        9,303,791
  Deferred Compensation ...............................................         (47,607)          (6,303)
  Treasury stock, cost of 1,348,100 common shares in 2003 and 1,317,900
    common shares in 2004 .............................................     (11,709,513)     (11,597,922)
                                                                           ------------     ------------
         Total stockholders' equity ...................................      15,954,100       17,867,969
                                                                           ------------     ------------

                                                                           $ 25,861,236     $ 32,326,186
                                                                           ============     ============

           See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE FISCAL YEARS ENDED DECEMBER 29, 2002,
                      DECEMBER 28, 2003 AND JANUARY 2, 2005

                                                                                  FISCAL YEARS
                                                                    2002              2003             2004
                                                                    ----              ----             ----
Revenues:
  Restaurant sales                                               $ 54,008,947     $ 53,813,188     $ 77,886,842
  Franchise fees, royalties and other                               1,285,631        1,139,268          753,293
                                                                 ------------     ------------     ------------
                                                                   55,294,578       54,952,456       78,640,135
                                                                 ------------     ------------     ------------

Costs and expenses:
  Cost of sales                                                    14,635,503       14,877,654       21,904,257
  Labor                                                            17,595,664       17,752,949       25,575,058
  Restaurant operating expenses                                    13,008,752       13,162,033       17,754,244
  General and administrative                                        5,197,876        5,306,211        6,586,807
  Depreciation and amortization                                     1,926,711        2,080,518        2,238,679
  Pre-opening costs                                                    15,837           95,891           74,099
  Impairments and restaurant closure costs                                 --          950,128          701,015
  (Gain) loss on sale of assets                                       (27,727)        (291,778)         181,693
                                                                 ------------     ------------     ------------
                                                                   52,352,616       53,933,606       75,015,852

         Operating income                                           2,941,962        1,018,850        3,624,283
                                                                 ------------     ------------     ------------
Other income (expense):
  Interest income                                                     113,128           28,736            9,711
  Interest expense                                                   (370,699)        (242,289)        (553,371)
  Other, net                                                          172,464          116,922           84,881
                                                                 ------------     ------------     ------------
                                                                      (85,107)         (96,631)        (458,779)
                                                                 ------------     ------------     ------------

Income from continuing operations before income taxes               2,856,855          922,219        3,165,504
   Income tax expense                                                 939,177          314,195        1,007,966
                                                                 ------------     ------------     ------------
         Income from continuing operations                          1,917,678          608,024        2,157,538

Discontinued Operations:
   Loss from discontinued operations                                 (356,730)        (638,328)        (255,246)
   Impairments and restaurant closure costs                                --       (1,958,279)        (167,565)
   Loss on sale of assets                                                  --          (27,882)        (210,816)
                                                                 ------------     ------------     ------------
        Loss from discontinued operations before income taxes        (356,730)      (2,624,489)        (633,627)
   Income tax benefit                                                 142,980          981,557          237,063
                                                                 ============     ============     ============
        Net loss from discontinued operations                        (213,750)      (1,642,932)        (396,564)
                                                                 ============     ============     ============

        Net Income (loss)                                        $  1,703,928     $ (1,034,908)   $   1,760,974
                                                                 ============     ============     ============
Basic income per share:
    Income from continuing operations                                    0.56             0.18             0.64
    Loss from discontinued operations                                   (0.07)           (0.49)           (0.12)
                                                                 ------------     ------------     ------------
    Net income (loss)                                            $       0.49     $      (0.31)    $       0.52
                                                                 ============     ============     ============

Diluted income per share:
    Income from continuing operations                                    0.54             0.18             0.59
    Loss from discontinued operations                                   (0.06)           (0.49)           (0.11)
                                                                 ============     ============     ============
    Net income (loss)                                            $       0.48     $      (0.31)    $       0.48
                                                                 ============     ============     ============


Weighted average number of shares (basic)                           3,447,957        3,384,605        3,388,489
                                                                 ============     ============     ============

Weighted average number of shares (diluted)                         3,520,769        3,430,380        3,634,849
                                                                 ============     ============     ============

           See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           FOR THE FISCAL YEARS ENDED
                      DECEMBER 29, 2002, DECEMBER 28, 2003
                               AND JANUARY, 2 2005

                                                          ADDITIONAL                                                      TOTAL
                                              CAPITAL      PAID-IN        RETAINED       TREASURY       DEFERRED      STOCKHOLDERS'
                                               STOCK       CAPITAL        EARNINGS        STOCK       COMPENSATION       EQUITY
                                              --------   -----------     ----------    ------------   ------------    -------------
Balances at December 30, 2001                 $47,327    $20,121,076     $6,873,797    $(11,194,772)   $ (130,215)    $  15,717,213

  Net income                                       --             --      1,703,928              --            --         1,703,928

  Repurchase of shares                             --             --             --        (514,741)           --          (514,741)

  Amortization of Deferred Compensation            --             --             --              --        41,304            41,304
                                              -------    -----------     ----------    ------------    ----------     -------------
Balances at December 29, 2002                 $47,327    $20,121,076     $8,577,725    $(11,709,513)   $  (88,911)    $  16,947,704
                                              =======    ===========     ==========    ============    ==========     =============
  Net income                                       --             --     (1,034,908)             --            --        (1,034,908)

  Repurchase of shares                             --             --             --              --            --                --

  Amortization of Deferred Compensation            --             --             --              --        41,304            41,304
                                              -------    -----------     ----------    ------------    ----------     -------------
Balances at December 28, 2003                 $47,327    $20,121,076     $7,542,817    $(11,709,513)   $  (47,607)    $  15,954,100
                                              =======    ===========     ==========    ============    ==========     =============
  Net income                                       --             --      1,760,974              --            --         1,760,974
  Issuance of Treasury Stock                       --             --             --         111,591            --           111,591

  Amortization of Deferred Compensation            --             --             --              --        41,304            41,304
                                              -------    -----------     ----------    ------------    ----------     -------------
Balances at  January 2, 2005                  $47,327    $20,121,076     $9,303,791    $(11,597,922)   $   (6,303)    $  17,867,969
                                              =======    ===========     ==========    ============    ==========     =============

          See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE FISCAL YEARS ENDED DECEMBER 29, 2002,
                     DECEMBER 28, 2003, AND JANUARY 2, 2005

                                                                                        FISCAL YEARS
                                                                            2002             2003           2004
                                                                            ----             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations ...............................    $ 1,917,678     $   608,024     $ 2,157,538
Adjustments to reconcile net income to net cash provided by
operating activities ................................................
    Depreciation and amortization ...................................      1,926,711       2,080,518       2,238,679
    Deferred gain amortization ......................................       (208,141)       (208,143)       (208,143)
    Asset impairments and restaurant closure costs ..................             --         950,128         701,015
    Impairment of Notes Receivable ..................................             --         196,109              --
    Gain on sale of fixed assets ....................................        (27,727)         (9,855)        181,693
    Deferred compensation expense ...................................         41,304          41,304          41,304
    Gain from insurance proceeds ....................................             --        (478,032)             --
    Deferred income taxes ...........................................        785,209        (136,576)        499,025
Changes in assets and liabilities, net of effects of acquisitions....
    Royalties receivable ............................................        (28,702)        (37,486)         94,140
    Other receivables ...............................................       (114,200)        223,609        (306,528)
    Taxes receivable/payable ........................................        (49,844)         37,876        (228,834)
    Inventory .......................................................        100,766          10,583          83,318
    Prepaids and other current assets ...............................         21,203        (118,361)       (337,080)
    Other assets ....................................................         29,512        (373,926)        210,670
    Accounts payable ................................................        (68,517)       (416,648)         25,576
    Accrued expenses and other liabilities ..........................       (100,791)         12,351         120,089
    Deferred rent and other long-term liabilities ...................        229,641          40,992         316,793
                                                                         -----------     -----------     -----------
          Total Adjustments .........................................      2,536,424       1,814,443       3,431,717
                                                                         -----------     -----------     -----------
          Net cash provided by continuing operations ................      4,454,102       2,422,467       5,589,255
                                                                         -----------     -----------     -----------
          Net cash provided (used) in discontinued operations .......        (21,292)        (17,554)        113,735
                                                                         -----------     -----------     -----------
          Net cash provided by operating activities .................      4,432,810       2,404,913       5,702,990

CASH FLOWS FROM INVESTING ACTIVITIES:
    Insurance proceeds from fire loss on building ...................        255,844         488,629              --
    Purchase of property, plant and equipment .......................     (2,137,518)     (1,788,237)     (2,989,434)
    Proceeds from sale of property, plant and equipment .............        478,000         476,500         655,752
    Business Acquisitions, net of cash acquired .....................             --              --      (6,767,916)
                                                                         -----------     -----------     -----------
        Net cash used in continuing operations ......................     (1,403,674)       (823,108)     (9,101,598)
                                                                         -----------     -----------     -----------
        Net cash used in discontinued operations ....................       (126,553)       (117,299)        (10,189)
                                                                         -----------     -----------     -----------
        Net cash used in investing activities .......................     (1,530,227)       (940,407)     (9,111,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payment) under line of credit agreement .........     (2,172,729)     (1,625,000)      1,225,000
    Issuance (purchase) of treasury stock ...........................       (514,741)             --         111,591
    Additions to Long term Notes Payable ............................             --              --       3,000,000
                                                                         -----------     -----------     -----------
          Net cash provided (used) in financing activities ..........     (2,687,470)     (1,625,000)      4,336,591
                                                                         -----------     -----------     -----------

    Increase (decrease) in cash and cash equivalents ................        215,113        (160,494)        927,794
    Cash and cash equivalents at beginning of year ..................        311,423         526,536         366,042
                                                                         -----------     -----------     -----------
    Cash and cash equivalents at end of year ........................    $   526,536     $   366,042     $ 1,293,836
                                                                         ===========     ===========     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year:
        Interest ....................................................    $   341,330     $   265,262     $   494,844
        Income taxes ................................................        408,339         304,453         464,532
    Non-cash financing activities:
        CNL real estate transaction .................................             --              --       8,325,000

           See accompanying notes to consolidated financial statements.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            DECEMBER 29, 2002, DECEMBER 28, 2003 AND JANUARY 2, 2005

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

      On October 14, 2004, the Company completed its purchase of one franchise restaurant in Brenham, Texas for approximately $215,000. The restaurant was closed, remodeled and re-opened on November 22, 2004. The Company spent $329,489 remodeling the restaurant.

      The consolidated statements of income and cash flows for fiscal years 2004, 2003, and 2002 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations. Consequently, the consolidated statements of income and cash flows for the fiscal years 2003 and 2002 shown in the accompanying consolidated financial statements have been reclassified to conform to the 2004 presentation. These reclassifications have no effect on total assets, total liabilities, stockholders equity or net income.

      (b) Principles of Consolidation

      The consolidated financial statements include the accounts of Mexican Restaurants, Inc. and its wholly owned subsidiaries, after elimination of all significant inter-company transactions. The Company owns and operates various Mexican restaurant concepts principally in Texas, Oklahoma, Louisiana and Michigan. The Company's three Idaho restaurants were closed on December 30, 2001 and the restaurants are either subleased or leased to third parties. The Company also franchises the Casa Ole concept principally in Texas and Louisiana and the La Senorita concept principally in the State of Michigan.

      (c) Fiscal Year

      The Company maintains its accounting records on a 52/53 week fiscal year ending on the Sunday nearest December 31. Fiscal years 2002 and 2003 consisted of 52 weeks and fiscal year 2004 consisted of 53 weeks.

      (d) Cash Equivalents

      For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

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

      In fiscal year 2004, the Company recorded asset impairment and restaurant closure costs of $868,580. Of this total, $167,565 of these costs are included in discontinued operations related to the 2004 closure of three restaurants and the 2003 closure of one restaurant, located in San Marcos, Texas, described below. Impairment expense of $701,015 in continuing operations relates primarily to four Tortuga restaurants that will be re-concepted to a different company Mexican food concept. In addition, two Monterey's restaurants, which were impaired in 2003, incurred a small impairment in 2004. These two restaurants will either be re-concepted or closed at the expiration of their operating leases. The circumstances and testing leading to the impairment in fiscal 2004 are the same as those described in the paragraph below.

      In fiscal year 2003, the Company recorded asset impairment and restaurant closure costs of $2,908,406. These costs related to the closure of three restaurants, two located in the Houston, Texas and one located in San Marcos, Texas. In addition to the three restaurant closures, five under-performing restaurants incurred impairment costs based on current and projected operating cash flows and Company-owned land and building, currently leased to a Monterey's licensee, was written down to its appraised fair market value. Of the five under-performing restaurants, two were subsequently re-concepted to a different company Mexican food concept, one was closed at the expiration of its operating lease and the other two are still operating, but will either be re-concepted or closed at the expiration of their operating leases. The leased land and building were subsequently sold to the Monterey's licensee. The circumstances leading to the testing of these long-lived assets were declines in revenues, a current cash flow loss combined with a forecast demonstrating continuing cash flow losses, current market conditions and competitive intrusion. The fiscal 2003 impairments were based on management's estimates of future cash flows to determine the recoverability of each restaurant's long-lived assets. The service potential of the assets includes assessment of future cash-flow-generating capacity, the remaining lives of the assets, the remaining term of the operating lease and evaluation of future cash flows associated with potential capital expenditures. The method for determining the fair value of impaired assets to be sold is based on its appraised fair market value or the value that a third party buyer would be willing to pay. There were no such impairment costs in fiscal year 2002.

      Management performed a detailed analysis of leasehold improvement amortization. The purpose of the analysis was to verify that leasehold improvements were amortized over the shorter of the lease term plus options or estimated useful life of the assets. The analysis resulted in differences that were immaterial to the financial statements for all periods presented, therefore restatement of the financial statements was determined by management to be unnecessary.

      Property held for resale is separately aggregated in the consolidated balance sheet and is recorded at the estimated fair market value of $505,118 and $884,118 for fiscal years 2004 and 2003, respectively.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

      At January 2, 2005, the balance sheet included $10.6 million of goodwill primarily resulting from the MAC, La Senorita and Beaumont-based franchisee acquisitions. In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. Management evaluated goodwill as required by SFAS 142 upon its adoption and annually as of December 29, 2002, December 28, 2003 and January 2, 2005. Management performed its goodwill impairment testing of the 60 reporting units for fiscal year 2004 and has determined that the aggregate fair value exceeded the aggregate carrying amount of the reporting units and that no impairment of goodwill exists.

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

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

      (l) Stock Options

      In December 2004, the FASB issued SFAS 123 (Revised), "Share-Based Payment", a revision of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123R required the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS 123R is effective for reporting periods beginning after June 15, 2005. We will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS 123R on July 1, 2005. Historically, the compensation expense recognized related to stock options under this method has been minimal. As a result, adoption of the provisions of SFAS 123R are expected to have an impact to reported net income and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

      The Company has adopted the disclosure-only provisions of the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, which amends SFAS No. 123, "Accounting for Stock-Based Compensation," and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost has been recognized for stock options or warrants. Had compensation cost for the Company's outstanding stock options and warrants been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for fiscal years 2002, 2003 and 2004:

                                                                       2002           2003           2004
                                                                       ----           ----           ----
Net income - as reported ......................................    $   1,703,928  $  (1,034,908)  $1,760,974
Proforma net income - pro forma for SFAS No. 123 ..............        1,696,458     (1,079,476)   1,731,594
Net income per share - as reported.............................             0.49          (0.31)        0.52

Pro forma net income per share - pro forma for SFAS No. 123....             0.49          (0.32)        0.51

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

      (n) Insurance proceeds

      During the first half of fiscal year 2003, the Company recorded a gain of $478,032 for insurance proceeds received from fire damage at the Humble, Texas restaurant location. During the second half of fiscal year 2002, the Company received $105,000 of business interruption insurance proceeds and recorded a partial gain of $46,268 for insurance proceeds received from the previously mentioned fire damage at the Humble, Texas restaurant location. These amounts were recorded in other income (expense) during fiscal years 2003 and 2002. There were no insurance proceeds recorded in 2004.

      (o) Recently Issued Accounting Standards

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

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

(2) PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 28, 2003 and January 2, 2005 were as follows:

                                                            2003            2004
                                                            ----            ----
Land ..............................................      $     6,000    $   360,750
Buildings and improvements ........................          465,141      1,001,747
Vehicles ..........................................           50,953         20,874
Equipment and Smallwares...........................       14,499,748     17,809,973
Leasehold Improvements.............................        9,462,729      9,589,851
Construction in Progress ..........................               --        146,692
                                                         -----------    -----------
                Total                                    $24,484,571    $28,929,887
                                                         ===========    ===========

(3) LONG-TERM DEBT

      Long-term debt consists of the following at December 28, 2003 and January 2, 2005:

                                                               FISCAL YEARS
                                                           2003             2004
                                                           ----             ----
Revolving Line of Credit ...........................        750,000              --

Term Note ..........................................      2,025,000       4,000,000

Other long-term debt ...............................             --       3,000,000
                                                        -----------     -----------
  Total long-term debt .............................      2,775,000       7,000,000
                                                        -----------     -----------
  Less current installments due in 2005 ............     (1,000,000)     (1,000,000)
                                                        -----------     -----------
  Long-term debt, excluding current installments....    $ 1,775,000     $ 6,000,000
                                                        ===========     ===========

      On January 7, 2004, Bank of America (formerly Fleet National Bank) amended its $10.0 million credit facility to accommodate the acquisition of the Beaumont-based franchise restaurants. The amended credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on December 31, 2008. The credit facility also includes a $5.0 million revolving line of credit that matures on January 7, 2007. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.75% on the unused portion of the revolver from the date of the credit agreement. On January 7, 2004, the Company drew up $3.1 million on its facility to complete the Beaumont-based acquisition. Since January 7, 2004 the Company paid down $1.85 million of its indebtedness to Bank of America during fiscal year 2004. As of January 2, 2005, the Company had $4.0 million outstanding on the credit facility and $3.0 million in notes for a total indebtedness of $7.0 million. The Company is in full compliance with all debt covenants as amended. The Company expects to be in compliance with all debt covenants in fiscal year 2005.

Maturities on long-term debt are as follows:

2005..................................................         1,000,000
2006..................................................         1,000,000
2007..................................................         1,000,000
2008..................................................         1,000,000
2009..................................................         1,775,000
Thereafter............................................         1,225,000
                                                             -----------
                                                             $ 7,000,000
                                                             ===========

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(4) Income Taxes

      The provision for income tax expense from continuing operations is summarized as follows for fiscal years 2002, 2003 and 2004:

                                        2002(1)       2003(1)         2004(1)
                                        -------       -------         -------
Current:
       Federal ...................      $ 90,168    $   300,187     $  421,838
       State and local............        63,800        150,584         87,103
Deferred .........................       785,209       (136,576)       499,025
                                        --------    -----------     ----------
                                        $939,177    $   314,195     $1,007,966
                                        ========    ===========     ==========

      (1) Excludes income tax benefits from discontinued operations of $142,980, $981,557, and $237,063 for 2002, 2003 and 2004, respectively.

The actual income tax expense differs from expected income tax expense calculated by applying the U.S. federal corporate tax rate to income before income tax expense as follows:

                                       2002           2003            2004
                                       ----           ----            ----
Expected tax expense ...........    $ 971,329     $   345,855     $ 1,076,271
State tax expense, net .........       85,313         112,655          94,757
Non-deductible amortization ....        3,391           3,391           3,391
Tax credits ....................     (122,788)       (126,499)       (171,547)
Other ..........................        1,932         (21,207)          5,094
                                    ---------     -----------     -----------
                                    $ 939,177     $   314,195     $ 1,007,966
                                    =========     ===========     ===========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 28, 2003 and January 2, 2005 are as follows:

                                                  DECEMBER 28,     JANUARY 2,
                                                     2003            2005
                                                     ----            ----
Deferred tax assets:
   Sale-leaseback ...........................     $   731,028     $   654,212
   Tax credit carryforwards..................         433,791         591,592
   Asset impairments ........................         999,013         747,699
   Accrued expenses .........................         155,133          40,397
                                                  -----------     -----------
                                                  $ 2,318,965     $ 2,033,900
                                                  -----------     -----------

Deferred tax liabilities:

   Other ....................................     $    (5,556)    $    (8,219)
   Depreciation differences .................      (1,041,236)     (1,406,594)
                                                  -----------     -----------
                                                  $(1,046,792)    $(1,414,813)
                                                  -----------     -----------

Net deferred taxes ..........................     $ 1,272,173     $   619,087
                                                  ===========     ===========


      At January 2, 2005, the Company determined that it was more likely than not that the deferred tax assets would be realized based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible. At January 2, 2005, the Company has tax credit carryforwards of $591,592 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

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

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

      On November 15 and 18 of fiscal 2004, one director exercised 30,200 of his options in the open market. The Company received $111,591 in exchange for 30,200 shares of common stock that was previously held as Treasury stock.

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

      (e) Stock Transactions

      During 1999 and 2000 the Company authorized the granting of 64,000 shares of restricted stock to key executives. The awards were valued at an average of $3.50 per share and will vest in 20% increments over a five year period from the date of the grant. Compensation expense of $41,304 was recognized in both fiscal years 2003 and 2004, respectively.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

During fiscal year 2004 and 2003, the Company did not repurchase any of its common shares. During fiscal year 2002, the Company repurchased 119,500 shares of common stock for $485,601, and also purchased 12,425 vested options for $13,838 and 9,400 common shares for $29,140 from former employees and a former director of the Company.

      (f) Option and Warrant Summary Weighted Average

                                                                          Weighted Average
                                                                  Shares   Exercise Price
                                                                  ------  ----------------
Balance at December 29, 2002 .................................
    Granted ..................................................     76,800     $   3.46
    Exercised ................................................         --           --
    Canceled .................................................    (77,300)    $   5.61
                                                                ---------     --------
                                                                1,040,470     $   6.90

Balance at December 28, 2003 .................................
    Granted ..................................................     24,500     $   3.31
    Exercised ................................................         --           --
    Canceled .................................................    (36,000)    $   4.67
                                                                ---------     --------
                                                                1,028,970     $   6.87

Balance at January 2, 2005 ...................................
    Granted ..................................................         --     $     --
    Exercised ................................................     30,200         3.70
    Canceled .................................................     22,500     $   7.36
                                                                ---------     --------
                                                                  976,270         6.96

      The options (616,500) and warrants (359,770) outstanding at January 2, 2005 had exercise prices ranging between $2.50 to $11.00, of which 135,000 of the options had exercise prices ranging from $8.63 to $11.00, and 359,770 of the warrants had a exercise price of $10.90. As of January 2, 2005, 808,470 options and warrants were exercisable at an average price of $7.75.

      The weighted average fair value of the options and warrants granted during 2002, 2003 and 2004 is estimated at $1.41, $1.40 and $0.00 per share (no options or warrants were granted in 2004), respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 40% for 2002, 44% for 2003 and 35% for 2004, risk-free interest rate of 3.8% for 2002, 3.0% for 2003 and 3.0% for 2004, an expected life of 5 years for options and 4 years for warrants and 0% dividend yield.

      (g) Income Per Share

      Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. For fiscal years 2002, 2003 and 2004, the effect of dilutive stock options increase the weighted average shares outstanding by approximately 72,855, 45,775 and 246,360 shares respectively. For fiscal year 2003, the effect of dilutive stock options did not affect the determination of diluted income per share. For fiscal years 2002 and 2004, such stock options and warrants did affect the determination of diluted income approximately $0.01 and $0.04 per share, respectively. Approximately 659,470, 731,370 and 454,570 options and warrants were considered antidilutive for fiscal years 2002, 2003 and 2004 respectively.

(6) LEASES

      The Company leases restaurant operating space and equipment under non-cancelable operating leases which expire at various dates through January 31, 2024.

      The restaurant operating space base agreements typically provide for a minimum lease rent plus common area maintenance, insurance, and real estate taxes, plus additional percentage rent based upon revenues of the restaurant (generally 2% to 7%) and may be renewed for periods ranging from five to twenty-five years.

      On June 25, 1998, the Company completed a sale-leaseback transaction involving the sale and leaseback of land, building and improvements of 13 company-owned restaurants. The properties were sold for $11.5 million and resulted in a gain of approximately $3.5 million that was deferred and is amortized over the terms of the leases, which are 15 years each. The leases are classified as operating leases in accordance with SFAS No. 13 "Accounting for Leases". Subsequent to the original transaction one lease was sold. The remaining 12 leases have a total future minimum lease obligation of approximately $10,568,978 and are included in the future minimum lease payment schedule below.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      Future minimum lease payments (which includes the three closed restaurants scheduled below) under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of January 2, 2005 are approximately:

2005........................................       5,227,699
2006........................................       5,205,510
2007........................................       5,041,049
2008........................................       4,808,761
2009........................................       4,568,965
Thereafter..................................      29,784,469
                                                ------------
                                                $ 54,636,453
                                                ============

      The three Idaho restaurants (which are included in the table above) have been subleased to third party restaurant operators for five year terms. Two of the subtenants have two five year options to extend their leases, and one of the subtenants has one five year option to extend its lease. Future minimum lease receipts under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of January 2, 2005 are approximately:

2005...............................................   285,500
2006...............................................   303,500
2007...............................................   233,500
2008...............................................   145,221
Thereafter.........................................        --
                                                     --------
                                                     $967,721
                                                     ========

      Rent expense for restaurant operating space and equipment amounted to approximately $4,424,641, $4,478,663 and $5,964,086 for the fiscal years 2002,
2003 and 2004, respectively.

(7) ACQUISITION

      On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Bank of America (formerly Fleet National Bank), CNL Franchise Network, LP ("CNL") and the sellers of the Beaumont-based franchise restaurants. Bank of America (formerly Fleet National Bank) provided $3.1 million of the acquisition financing by amending its existing credit facility with Mexican Restaurants, Inc. Six of the acquired restaurants were concurrently sold to CNL for $8.325 million in a sale-leaseback transaction. The sellers accepted $3.0 million in notes from Mexican Restaurants, Inc. for the balance of the purchase price. The seller notes require the payments of interest only for five years, with $1.5 million in principal due on January 7, 2009 and $1.5 million in principal amortizing over an additional five years.

      The table below presents pro forma income statement information as if the Company had purchased the Beaumont-based restaurants at the beginning of fiscal year 2003. Pro forma adjustments are to remove royalty income and expense, reflect net interest expense on the debt resulting from the acquisition and record additional income tax at an effective rate of 16.9% and 31.8% for the fourth quarter and year to date, respectively, of fiscal 2004 and 29.8% and 34.1% for the fourth quarter and year to date, respectively, of fiscal 2003. The pro forma information does not purport to be indicative of results of operations which would have occurred had the acquisition been consummated on the date indicated or future results of operations.

                                                              Fiscal Fourth
                                                              Quarter Ended
                                                        --------------------------
                                                           1/2/05        12/28/03
                                                        -----------    -----------
Revenues from continuing operations.................... $20,226,240    $18,255,640
Net income.............................................      24,136     (1,872,971)
Diluted income per share...............................        0.01          (0.54)

                                                            Fiscal Year Ended
                                                        --------------------------
                                                           1/2/05        12/28/03
                                                        -----------    -----------
Revenues from continuing operations.................... $78,640,135    $74,764,481
Net income.............................................   1,760,974       (869,971)
Diluted income per share...............................        0.48          (0.25)

      The acquisition was accounted for under SFAS 141 and results of operations are included in the accompanying financial statements from the date of acquisition. The assets acquired and liabilities assumed of the acquisition were recorded at estimated fair values using comparables, appraisals, and records. Some of the acquisition amounts recorded are estimates and are subject to change.

      A summary of the assets acquired and liabilities assumed in the acquisition follow:

           Estimated fair value of assets acquired:

             Current assets                               $  184,601
             Property and Equipment                        2,946,365
             Other assets                                    175,000
             Goodwill                                      3,283,916
                                                          ----------
           Total assets                                   $6,589,882
           Less: Cash acquired                               (35,150)
                                                          ----------
           Net assets acquired                            $6,554,732
                                                          ----------

      On October 14, 2004, the Company completed its purchase of one franchise restaurant in Brenham, Texas for approximately $215,000, which included $164,509 classified as goodwill. The restaurant was closed, remodeled and re-opened on November 22, 2004.

(8) 401(k) PLAN

      Beginning in fiscal year 1998, the Company established a defined contribution 401(k) plan that covers substantially all full-time employees meeting certain age and service requirements. Participating employees may elect to defer a percentage of their qualifying compensation as voluntary employee contributions. The Company may contribute additional amounts at the discretion of management. The Company did not make any contributions to the plan in fiscal years 2003 and 2004.

(9) RELATED PARTY TRANSACTIONS

      The Company leased its executive offices from a company owned by two shareholders of Mexican Restaurants, Inc. Net lease expense related to these facilities in fiscal 2002, 2003 and 2004 was $122,584, $125,188 and $10,416
respectively. The building was sold to a non-related party on February 20, 2004.

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

      The Company provides accounting and administrative services for the Casa Ole Media and Production Funds. The Casa Ole Media and Production Funds are not-for-profit, unconsolidated entities used to collect money from company - owned and franchise-owned restaurants to pay for the marketing of Casa Ole restaurants. Each restaurant contributes an agreed upon percentage of its sales to the funds.

(10) CONTINGENCIES

      The Company has litigation, claims and assessments that arise in the normal course of business. Management believes that the Company's financial position or results of operations will not be materially affected by such matters.

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(11) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The unaudited quarterly results for the fiscal year ended January 2, 2005 were as follows (in thousands, except per share data):

                                                              FISCAL YEAR 2003 QUARTER ENDED
                                                  DECEMBER 28   SEPTEMBER 28      JUNE 29       MARCH 30
                                                  -----------   ------------      -------       --------
Revenues .....................................        13,325         14,219         13,755         13,653
Income from continuing operations ............          (594)           344            312            546
Income from discontinued operations ..........        (1,321)          (147)           (99)           (76)
Net income (loss) ............................        (1,915)           197            214            469
Basic income per share
   Income from continuing operations .........    ($    0.18)    $     0.10     $     0.09     $     0.16
   Loss from discontinued operations .........    ($    0.39)   ($     0.04)   ($     0.03)   ($     0.02)
   Net income (loss) .........................    ($    0.57)    $     0.06     $     0.06     $     0.14
Diluted income per share
   Income from continuing operations .........    ($    0.18)    $     0.10     $     0.09     $     0.16
   Loss from discontinued operations .........    ($    0.39)   ($     0.04)   ($     0.03)   ($     0.02)
   Net income (loss) .........................    ($    0.57)    $     0.06     $     0.06     $     0.14

                                                               FISCAL YEAR 2004 QUARTER ENDED
                                                   JANUARY 02     SEPTEMBER 26      JUNE 27       MARCH 28
                                                   ----------     ------------      -------       --------
Revenues.......................................       20,226          19,819         19,727        18,868
Income from continuing operations..............          175             614            691           678
Income from discontinued operations............         (151)            (31)           (68)         (147)
Net income (loss)..............................           24             583            623           531
Basic income per share
   Income from continuing operations...........      $  0.05         $  0.18        $  0.20        $ 0.20
   Loss from discontinued operations...........     ($  0.04)       ($  0.01)      ($  0.02)      ($ 0.04)
   Net income (loss)...........................      $  0.01         $  0.17        $  0.18        $ 0.16
Diluted income per share
   Income from continuing operations...........      $  0.05         $  0.17        $  0.19        $ 0.19
   Loss from discontinued operations...........     ($  0.04)       ($  0.01)      ($  0.02)      ($ 0.04)
   Net income (loss)...........................      $  0.01         $  0.16        $  0.17        $ 0.15

      In the 4th quarter of fiscal 2003 and 2004, the Company recognized asset impairment and restaurant closure costs of $950,128 and $701,015. Excluding these infrequently occurring costs, income from continuing operations would be $1,872,347 and $3,866,519, respectively.

                               INDEX TO EXHIBITS

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

*10.22 Fleet Revolving Credit and Term Loan Agreement between Mexican Restaurants, Inc., as the Borrower, and Fleet National Bank, as the Bank, for $10,000,000 dated June 29, 2001 and as amended on January 7, 2004.

21.1 List of subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Company's Form S-1 Registration Statement Under the Securities Act of 1933, dated April 24,1996, filed by the Company with the Securities and Exchange Commission).

*23.1    Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*24.1    Power of Attorney (included on the signature page to this Form 10-K).

*31.1    Certification filed pursuant to Rule 13a-14(a) or Rule 15d-14(a).

*31.2    Certification filed pursuant to Rule 13a-14(a) or Rule 15d-14(a).

#32.1 Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2 Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
*   Filed herewith.

++ Incorporated by reference to corresponding Exhibit number of the Company's Form S-1 Registration Statement under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration number 333-1678).

+   Management contract or compensatory plan or arrangement.

#   Furnished herewith.