Form 10-Q
period 2005-04-03
MEXICAN RESTAURANTS INC
filed 2005-05-10
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 2005

                                       OR

       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________


                         Commission file number: 0-28234

                            MEXICAN RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

                TEXAS                                      76-0493269
 (State or other jurisdiction of            (IRS Employer Identification Number)
         incorporation or organization)

    1135 EDGEBROOK, HOUSTON, TEXAS                         77034-1899
Address of Principal Executive Offices)                    (Zip Code)

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


Number of shares outstanding of each of the issuer's classes of common stock, as of March 23, 2005: 3,414,805 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                (UNAUDITED)             (AUDITED)
ASSETS                                                                          04/03/2005             01/02/2005
                                                                                -----------            ----------
Current assets:
  Cash and cash equivalents                                                     $ 1,282,619           $ 1,293,836
  Royalties receivable                                                               84,357                85,377
  Other receivables                                                                 799,914               701,413
  Inventory                                                                         668,998               658,687
  Taxes receivable                                                                  322,315               573,840
  Prepaid expenses and other current assets                                       1,028,995             1,007,928
                                                                                -----------           -----------
    Total current assets                                                          4,187,198             4,321,081
                                                                                -----------           -----------

Property, plant and equipment                                                    29,530,468            28,929,887
  Less accumulated depreciation                                                 (14,069,207)          (13,464,153)
                                                                                -----------           -----------
    Net property, plant and equipment                                            15,461,261            15,465,734

Goodwill, net                                                                    10,644,690            10,644,690
Deferred tax assets                                                                 547,193               619,087
Property held for resale                                                            505,118               505,118
Other assets                                                                        723,645               770,476
                                                                                -----------           -----------
                                                                                $32,069,105           $32,326,186
                                                                                ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                                        $ 1,000,000           $ 1,000,000
  Accounts payable                                                                1,469,690             1,623,859
  Accrued sales and liquor taxes                                                    660,417               740,898
  Accrued payroll and taxes                                                       1,034,749             1,043,182
  Accrued expenses                                                                  641,550             1,097,640
                                                                                -----------           -----------
    Total current liabilities                                                     4,806,406             5,505,579
                                                                                -----------           -----------

Long-term debt, net of current portion                                            5,750,000             6,000,000
Other liabilities                                                                 1,246,103             1,183,426
Deferred gain                                                                     1,717,177             1,769,212

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized                            -                     -
  Capital stock, $0.01 par value, 20,000,000 shares authorized,
    3,414,805 shares issued                                                          47,327                47,327
  Additional paid-in capital                                                     20,121,076            20,121,076
  Retained earnings                                                               9,978,938             9,303,791
  Deferred compensation                                                                   -                (6,303)
  Treasury stock, cost of 1,317,900 common shares in 2004                       (11,597,922)          (11,597,922)
                                                                                -----------           -----------
    Total stockholders' equity                                                   18,549,419            17,867,969

                                                                                -----------           -----------
                                                                                $32,069,105           $32,326,186
                                                                                ===========           ===========



                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                13-WEEK                 13-WEEK
                                                                              PERIOD ENDED            PERIOD ENDED
                                                                                04/03/2005             03/28/2004
                                                                              ------------            ------------
Revenues:
                      Restaurant sales                                         $20,101,992             $18,676,120
                      Franchise fees, royalties and other                          175,690                 191,780
                                                                               -----------             -----------
                                                                                20,277,682              18,867,900
                                                                               -----------             -----------
Costs and expenses:
                      Cost of sales                                              5,430,155               5,206,688
                      Labor                                                      6,603,855               6,097,546
                      Restaurant operating expenses                              4,684,289               4,316,090
                      General and administrative                                 1,789,735               1,502,283
                      Depreciation and amortization                                652,278                 607,712
                      Pre-opening costs                                                989                       -
                      (Gain) loss on sale of assets                                  2,192                  17,072
                                                                               -----------             -----------
                                                                                19,163,493              17,747,391
                                                                               -----------             -----------
                          Operating income                                       1,114,189               1,120,509
                                                                               -----------             -----------
Other income (expense):
                      Interest income                                                  630                   7,371
                      Interest expense                                            (150,578)               (139,265)
                      Other, net                                                    42,190                  23,071
                                                                               -----------             -----------
                                                                                  (107,758)               (108,823)
                                                                               -----------             -----------
Income from continuing operations before income taxes:                           1,006,431               1,011,686
                      Income tax expense (benefit)                                 329,667                 333,705
                                                                               -----------             -----------
                           Income from continuing operations                       676,764                 677,981

Discontinued Operations:
                      Loss from discontinued operations                             (2,565)               (117,764)
                      Impairments and restaurant closure costs                           -                (117,398)
                                                                               -----------             -----------
Loss from discontinued operations before income taxes                               (2,565)               (235,162)
                                                                               -----------             -----------
                      Income tax benefit                                               948                  87,974
                                                                               -----------             -----------
                          Loss from discontinued operations                         (1,617)               (147,188)

                          Net income                                           $   675,147             $   530,793
                                                                               ===========             ===========
 Basic income per share:
                      Income from continuing operations                        $      0.20             $      0.20
                      Loss from discontinued operations                              (0.00)                  (0.04)
                                                                               -----------             -----------
                      Net income (loss)                                        $      0.20             $      0.16
                                                                               ===========             ===========
 Diluted income per share:
                      Income from continuing operations                        $      0.18             $      0.19
                      Loss from discontinued operations                              (0.00)                  (0.04)
                                                                               -----------             -----------
                      Net income (loss)                                        $      0.18             $      0.15
                                                                               ===========             ===========
 Weighted average number of shares (basic)                                       3,414,805               3,384,605
                                                                               ===========             ===========
 Weighted average number of shares (diluted)                                     3,732,401               3,516,467
                                                                               ===========             ===========

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             13-WEEKS ENDED          13-WEEKS ENDED
                                                                                               4/03/2005               3/28/2004
                                                                                             --------------          --------------
Cash flows from operating activities:
      Net income from continuing operations                                                   $  676,764             $   677,981
      Adjustments to reconcile net income to net cash
           provided by operating activities:
                   Depreciation and amortization                                                 652,278                 607,712
                   Deferred gain amortization                                                    (52,035)                (52,036)
                   Loss (gain) on sale of property, plant & equipment                              2,192                  17,072
                   Deferred compensation                                                           6,303                  10,326
                   Deferred taxes                                                                 71,894                  (4,116)
      Changes in assets and liabilities:
                   Royalties receivable                                                            1,020                  12,220
                   Other receivables                                                             (96,401)               (256,611)
                   Income tax receivable/payable                                                 251,525                 204,507
                   Inventory                                                                     (10,311)                 59,527
                   Prepaid and other current assets                                              (23,560)               (163,729)
                   Other assets                                                                   17,466                 671,789
                   Accounts payable                                                             (154,713)                169,383
                   Accrued expenses and other liabilities                                       (523,089)                264,529
                   Other liabilities                                                              62,677                  55,659
                                                                                              ----------             -----------
                             Total adjustments                                                   205,246               1,596,232
                                                                                              ----------             -----------
                             Net cash provided by continuing operations                          882,010               2,274,213
                                                                                              ----------             -----------
                             Net cash provided (used) by discontinued operations                 (23,532)                 79,066
                                                                                              ----------             -----------
                             Net cash provided by operating activities                           858,478               2,353,279

 Cash flows from investing activities:
                    Purchase of property, plant and equipment                                   (619,695)               (347,452)
                    Business Acquisition, net of cash acquired                                         -              (7,003,248)
                                                                                              ----------             -----------
                                    Net cash used in continuing operations                      (619,695)             (7,350,700)
                                                                                              ----------             -----------
                                    Net cash used in discontinued operations                           -                  (1,460)
                                                                                              ----------             -----------
                                    Net cash used in investing activities                       (619,695)             (7,352,160)

Cash flows from financing activities:
                    Net borrowings (payments) under line of credit                              (250,000)              2,475,000
                    Additions to Long term Notes Payable                                               -               3,000,000
                                                                                              ----------             -----------
                    Net cash provided by (used) in financing activities                         (250,000)              5,475,000
                                                                                              ----------             -----------
                    Increase (decrease) in cash and cash equivalents                             (11,217)                476,119
                                                                                              ----------             -----------
Cash and cash equivalents at beginning of period                                               1,293,836                 366,042
                                                                                              ----------             -----------
Cash and cash equivalents at end of period                                                    $1,282,619             $   842,161
                                                                                              ----------             -----------
Supplemental disclosure of cash flow information:
         Cash paid during the period:
                    Interest                                                                  $  145,478             $    74,153
                    Income Taxes                                                              $    5,645             $     6,825
         Non-cash investing and financing activity:
         CNL real estate transaction                                                          $        -             $ 8,325,000

             MEXICAN RESTAURANTS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

                  In the opinion of Mexican Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of April 3, 2005, and the consolidated statements of income and cash flows for the 13-week periods ended April 3, 2005 and March 28, 2004. The consolidated statements of income for the 13-week period ended April 3, 2005 are not necessarily indicative of the results to be expected for the full year.

                  The consolidated statements of income and cash flows for the 13-week periods ended April 3, 2005 and March 28, 2004 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations. Consequently, the consolidated statements of income and cash flows for the 13-week period ended March 28, 2004 shown in the accompanying consolidated financial statements have been reclassified to conform to the April 3, 2005 presentation. These reclassifications have no effect on total assets, total liabilities, stockholders equity or net income.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement amends FASB Statement No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

                  In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets -- an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This Statement amends APB Opinion No. 29 Accounting for Nonmonetary Transactions, based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Certain of the disclosure modifications are required for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 will not have a material effect on the Company's financial statements.

2.       ACCOUNTING POLICIES

                  During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report and Form 10-K (file number 0-28234). Reference should be made to such financial statements for information on such accounting policies and further financial details.

                    At year end 2004, management performed a detailed analysis of leasehold improvement amortization. The purpose of the analysis was to verify that leasehold improvements were amortized over the shorter of the lease term plus options or estimated useful life of the assets. The analysis resulted in differences that were immaterial to the financial statements for all periods presented, therefore restatement of the financial statements was determined by management to be unnecessary. In the first quarter of 2005, the Company revised the estimated useful life for certain leasehold improvements so that they are amortized over the shorter of the lease term plus options or estimated useful life of the assets. The net impact of this change of estimate was a decrease of net income of $9,000 for the 13 weeks ended April 3, 2005. There was no effect on basic and diluted earnings per share.

3.       NET INCOME PER COMMON SHARE

                  Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. As of April 3, 2005 and March 28, 2004, the Company had 976,270 and 1,018,470 options and warrants outstanding, respectively. As of April 3, 2005 and March 28, 2004, such stock options and warrants have the effect of increasing basic weighted average shares outstanding by 317,596 and 131,862 for such 13-week periods, respectively.

4.       SFAS NO. 148.  "ACCOUNTING FOR STOCK-BASED COMPENSATION"

                  In December 2004, the FASB issued SFAS 123 (Revised), Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R required the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS 123R is effective for reporting periods beginning after December 15, 2005. We will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS 123R on January 2, 2006. Historically, the compensation expense recognized related to stock options under this method has been minimal. As a result, adoption of the provisions of SFAS 123R is expected to have an impact to reported net income and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

                  The Company has adopted the disclosure-only provisions of the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, which amends SFAS No. 123, Accounting for Stock-Based Compensation, and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized for stock options or warrants. Had compensation cost for the Company's outstanding stock options and warrants been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for the 13-week periods ended April 3, 2005 and March 28, 2004:


                                                                                         13 WEEKS ENDED
                                                                                     ----------------------
                                                                                     4/3/05        3/28/04
                                                                                    ---------    ----------
         Net income - as reported...............................................    $ 675,147    $  530,793
         Pro forma net income - pro forma for SFAS No. 123......................      658,729       530,793
         Net income per share diluted - as reported.............................         0.18          0.15
         Pro forma net income per share diluted - pro forma for SFAS No. 123...          0.18          0.15

5.       ACQUISITION

                  On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Bank of America (formerly Fleet National Bank), CNL Franchise Network, LP ("CNL") and the sellers of Beaumont-based franchise restaurants. Bank of America (formerly Fleet National Bank) provided $3.1 million of the acquisition financing by amending its credit facility with Mexican Restaurants, Inc. Six of the acquired restaurants were concurrently sold to CNL for $8.325 million in a sale-leaseback transaction. The sellers accepted $3.0 million in notes from Mexican Restaurants, Inc. for the balance of the purchase price. The seller notes require the payment of interest only for five years, with $1.5 million in principal due on January 7, 2009 and $1.5 million in principal amortizing over an additional five years.

                  The acquisition was accounted for under SFAS 141 and results of operations are included in the accompanying financial statements from the date of acquisition. The assets acquired and liabilities assumed of the acquisition were recorded at estimated fair values using comparables, appraisals, and records. The Company acquired net assets of $6,554,732 including goodwill of $3,283,916.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

                  This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating habits; the risk of food borne illness; national, regional or local economic and real estate conditions; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; inflation; increased food, labor and benefit costs; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company. The use of words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's most recently filed Annual Report and Form 10-K that attempt to advise interested parties of the risks and factors that may affect the Company's business. The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein, to reflect any change in its expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

                  The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Ole, Monterey's Tex-Mex Cafe, Monterey's Little Mexico, Tortuga Coastal Cantina and La Senorita. At April 3, 2005 the Company operated 60 restaurants, franchised 19 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

                  The Company's primary source of revenues is the sale of food and beverages at Company-owned restaurants. The company also derives revenues from franchise fees, royalties and other franchise-related activities. Franchise fee revenue from an individual franchise sale is recognized when all services relating to the sale have been performed and the restaurant has commenced operation. Initial franchise fees relating to area franchise sales are recognized ratably in proportion to the services that are required to be performed pursuant to the area franchise or development agreements and proportionately as the restaurants within the area are opened.

                  The consolidated statements of income and cash flows for the 13-week periods ended April 3, 2005 and March 28, 2004 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations. Consequently, the consolidated statements of income and cash flows for the 13-week period ended March 28, 2004 shown in the accompanying consolidated financial statements have been reclassified to conform to the April 3, 2005 presentation. These reclassifications have no effect on total assets, total liabilities, stockholders equity or net income.

RESULTS OF OPERATIONS

                  REVENUES. The Company's revenues for the first quarter of fiscal 2005 increased $1.4 million or 7.5% to $20.3 million compared with $18.9 million for the same quarter in fiscal 2004. Restaurant sales for first quarter of fiscal 2005 increased $1.4 million or 7.6% to $20.1 million compared with $18.7 million for the first quarter of fiscal 2004. Approximately one half of the increase reflects positive same-restaurant sales. For the first quarter ended April 3, 2005, total system same-restaurant sales increased 3.1%, Company-owned same restaurant sales increased 3.4% and franchised-owned same restaurant sales increased 2.0%. The other half of the increase reflects 91 days of sales related to the Beaumont-based franchisee stores and related assets acquired in January 2004 in the first quarter of fiscal 2005 compared with 82 days of sales in the first quarter of fiscal 2004.

                  Franchise fees, royalties and other decreased $16,090 or 8.4% to $175,690, reflecting lost royalty income from the acquisition of the Brenham, Texas franchise restaurant, and the closure of a Houston-based franchise restaurant.

                  COSTS AND EXPENSES. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, decreased as a percent of restaurant sales 90 basis points to 27.0% compared with 27.9% in the first quarter of fiscal 2004. The decrease reflects lower beef and chicken contracts that went into effect in January 2005.

                  Labor and other related expenses increased as a percentage of restaurant sales 30 basis points to 32.9% as compared with 32.6% in the first quarter of fiscal 2004. The increase in labor as a percentage of restaurant sales reflects an increase of group health insurance and workers compensation insurance premiums.

                  Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased as a percentage of restaurant sales 20 basis points to 23.3% as compared with 23.1% in the first quarter of fiscal 2004. The increase reflects higher natural gas and water and sewer costs.

                  General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. General and administrative expenses increased as a percentage of total sales 80 basis points to 8.8% in the first quarter of fiscal 2005 as compared with 8.0% in same quarter one year ago. The increase reflects an increase of group health insurance premiums, legal, audit fees and bonus accruals.

                  Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. As a percentage of total sales, depreciation and amortization expense did not change compared with the first quarter of fiscal 2004, remaining at 3.2% of total sales. Actual depreciation and amortization expense increased $44,566 in the first quarter of fiscal 2005 compared with the same quarter one year ago, primarily due to net depreciable assets added.

                  (GAIN) LOSS ON SALE OF ASSETS. During the first quarters of fiscal 2005 and 2004, the Company recorded losses of $2,192 and $17,072, respectively, on the disposition of miscellaneous assets.

                  OTHER INCOME (EXPENSE). Net expense decreased $1,065 to $107,758 in the first quarter of fiscal 2005 compared with a net expense of $108,823 in the first quarter of fiscal year 2004. Interest expense increased $11,313 to $150,578 in the first quarter of fiscal year 2005 compared with interest expense of $139,265 in the first quarter of fiscal year 2004, reflecting an increase in interest rates despite a decrease in debt outstanding. The increase in interest expense was offset by an increase in higher income, net.

                  INCOME TAX EXPENSE. The Company's effective tax rate from continuing operations for the first quarter of fiscal 2005 was 32.8% as compared to 33.0% for the first quarter of fiscal 2004. In the first quarter of fiscal 2005, the Company had approximately the same pretax income compared to the first quarter of fiscal 2004. In both quarters, the permanent differences were approximately the same, resulting in approximately the same effective tax rate.

                  RESTAURANT CLOSURE COSTS AND DISCONTINUED OPERATIONS. In the first quarters of fiscal years 2005 and 2004, the Company recorded losses from discontinued operations related to the 2004 closure of three restaurants and the 2003 closure of one restaurant of $1,617 and $147,188, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

                  The Company met the first quarter of fiscal 2005 capital requirements with cash generated by operations and its cash reserve. In the first quarter of fiscal 2005, the Company's operations generated $858,478 in cash, as compared with $2.4 million in the first quarter of fiscal 2004. As of April 3, 2005, the Company had a working capital deficit of $619,208, compared with a working capital deficit of approximately $1.2 million at January 2, 2005. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

                  The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During the first quarter of fiscal 2005, total cash used for capital requirements was $619,695. The capital expenditures were for necessary replacement of equipment and leasehold improvements in various older units and the moderate remodel of one restaurant.

                   For fiscal year 2005, the Company plans to develop two new restaurants, extensively remodel one restaurant and moderately remodel five other restaurants. The presently estimated capital needed for fiscal year 2005 for general corporate purposes, including remodeling and new restaurant expansion, is approximately $4.1 million. The Company has identified several sites for new restaurant expansion, and is currently negotiating a lease for one of the sites, which it plans to open during the third quarter of fiscal 2005.

                  Over the last several years, the Company's debt was incurred to carry out acquisitions, to develop new restaurants, and to remodel existing restaurants, as well as to accommodate other working capital needs. During the first quarter of fiscal 2005, the Company paid down $250,000 of its indebtedness. The Company anticipates that it will use excess cash flow during fiscal year 2005 to pay down approximately $750,000 of additional indebtedness for the remainder of the fiscal year.

                  On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Bank of America (formerly Fleet National Bank), CNL Franchise Network, LP ("CNL') and the sellers of Beaumont-based franchise restaurants. Bank of America provided $3.1 million of the acquisition by amending its credit facility with Mexican Restaurants, Inc. Six of the acquired restaurants were concurrently sold to CNL for $8.325 million in a sale-leaseback transaction. The sellers accepted $3.0 million in notes from the Company for the balance of the purchase price. The seller notes pay interest only for five years, with $1.5 million in principal due on January 7, 2009 and $1.5 million in principal amortizing over an additional five years.

                  On January 7, 2004, the Company amended its $10.0 million credit facility with Bank of America to accommodate the acquisition of the Beaumont-based franchise restaurants. The amended credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on December 31, 2008. The credit facility also includes a $5.0 million revolving line of credit that matures on January 7, 2007. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.75% on the unused portion of the revolver from the date of the credit agreement. On January 7, 2004, the Company drew $3.1 million on its facility to complete the Beaumont-based acquisition. As of April 3, 2005, the Company had $3.75 million outstanding on the credit facility and $3.0 million in notes for a total indebtedness of $6.75 million. The Company is in full compliance with all debt covenants as amended. The Company expects to be in compliance with all debt covenants throughout fiscal year 2005.

                  On April 1, 2005, the Company and Bank of America further amended the $10.0 million credit facility to accommodate the Company's growth plans. The amendment allows for additional capital expenditures, revised certain covenant ratios, increased the amount of allowable stock repurchases and extended the maturity date of the revolving line of credit to January 7, 2009.

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

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company does not have or participate in transactions involving derivative, financial and commodity instruments. A portion of the Company's long-term debt bears interest at floating market rates. Based on the amount outstanding at April 3, 2005, a 1% change in interest rates would change interest expense by $9,375.

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

                  (b)  Change in Internal Control over Financial Reporting

                       No change in the Company's control over financial
                  reporting or in other factors that could significantly affect this control occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


         ITEM 6.  EXHIBITS.

                  (a)      EXHIBITS


                          Exhibit
                          Number                      Document Description
                          ------                      --------------------
                          10.1                        Amendment No. 1 to Amended and Restated Revolving
                                                      Credit and Term Loan Agreement and Certain Related
                                                      Loan Documents

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


         MEXICAN RESTAURANTS, INC.

         Dated:  May 9, 2005                           By: /s/ Curt Glowacki
         Curt Glowacki                                     ---------------------
         Chief Executive Officer
         (Principal Executive Officer)


                                                       By: /s/ Andrew J. Dennard
         Dated:  May 9, 2005                               ---------------------
         Andrew J. Dennard
         Senior Vice President, Chief Financial Officer & Treasurer
         (Principal Financial Officer and
         (Principal Accounting Officer)

                               INDEX TO EXHIBITS


 Exhibit
 Number                    Document Description
 ------                    --------------------
 10.1                      Amendment No. 1 to Amended and Restated Revolving
                           Credit and Term Loan Agreement and Certain Related
                           Loan Documents

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