Form 10-Q
period 2005-07-03
MEXICAN RESTAURANTS INC
filed 2005-08-16
CIK 1009244

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 2005

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

                   Yes [ ]             No [X]

Number of shares outstanding of each of the issuer's classes of common stock, as of July 3, 2005: 3,422,280 SHARES OF COMMON STOCK, PAR VALUE $.01.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   (UNAUDITED)
                                                                                   07/03/2005                    01/02/2005
                                                                              -------------------           ------------------
ASSETS

Current assets:
              Cash and cash equivalents                                       $         1,917,770           $        1,293,836
              Royalties receivable                                                        120,319                       85,377
              Other receivables                                                           846,758                      701,413
              Inventory                                                                   705,792                      658,687
              Taxes receivable                                                            194,128                      573,840
              Prepaid expenses and other current assets                                   806,413                    1,007,928
                                                                              -------------------           ------------------
                          Total current assets                                          4,591,180                    4,321,081
                                                                              -------------------           ------------------

Property, plant and equipment                                                          30,163,074                   28,929,887
              Less accumulated depreciation                                           (14,707,621)                 (13,464,153)
                                                                              -------------------           ------------------
                          Net property, plant and equipment                            15,455,453                   15,465,734

Goodwill                                                                               10,644,690                   10,644,690
Deferred tax assets                                                                       520,505                      619,087
Property held for sale                                                                    505,118                      505,118
Other assets                                                                              645,096                      770,476
                                                                              -------------------           ------------------
              Total assets                                                    $        32,362,042           $       32,326,186
                                                                              ===================           ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

              Accounts payable                                                $         1,431,244           $        1,623,859
              Accrued sales and liquor taxes                                              662,276                      740,898
              Accrued payroll and taxes                                                 1,087,219                    1,043,182
              Accrued expenses                                                            823,896                    1,097,640
              Current installments of long-term debt                                    1,000,000                    1,000,000
                                                                              -------------------           ------------------
                          Total current liabilities                                     5,004,635                    5,505,579
                                                                              -------------------           ------------------

Long-term debt, net of current portion                                                  5,500,000                    6,000,000
Other liabilities                                                                       1,269,316                    1,183,426
Deferred gain                                                                           1,665,141                    1,769,212

Stockholders' equity:
              Preferred stock, $.01 par value, 1,000,000 shares
                   authorized, none issued                                                      -                            -
              Capital stock, $0.01 par value, 20,000,000 shares
                   authorized, 4,732,705 shares issued                                     47,327                       47,327
              Additional paid-in capital                                               20,121,076                   20,121,076
              Retained earnings                                                        10,481,112                    9,303,791
              Deferred compensation                                                             -                       (6,303)
              Treasury stock, cost of 1,310,425 common shares                         (11,726,565)                 (11,597,922)
                                                                              -------------------           ------------------
                          Total stockholders' equity                                   18,922,950                   17,867,969


                                                                              -------------------           ------------------
              Total liabilities and stockholders' equity                      $        32,362,042           $       32,326,186
                                                                              ===================           ==================

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               13-WEEK             13-WEEK           26-WEEK          26-WEEK
                                                             PERIOD ENDED        PERIOD ENDED      PERIOD ENDED     PERIOD ENDED
                                                              07/03/2005          06/27/2004        07/03/2005       06/27/2004
                                                            -------------       --------------    --------------    -------------
Revenues:
       Restaurant sales                                     $  20,481,737       $   19,521,405    $   40,583,730    $  38,197,525
       Franchise fees, royalties and other                        177,384              205,601           353,074          397,381
                                                            -------------       --------------    --------------    -------------
                                                               20,659,121           19,727,006        40,936,804       38,594,906
                                                            -------------       --------------    --------------    -------------

Costs and expenses:
       Cost of sales                                            5,792,087            5,482,659        11,222,242       10,613,147
       Labor                                                    6,771,028            6,482,052        13,374,883       12,579,599
       Restaurant operating expenses                            4,661,237            4,447,508         9,345,525        8,839,798
       General and administrative                               1,716,278            1,676,292         3,506,013        3,178,575
       Depreciation and amortization                              699,021              480,722         1,351,300        1,088,434
       Pre-opening costs                                           38,836               10,529            39,826           10,529
       Loss on sale of assets                                     131,201                7,158           133,393           24,230
                                                            -------------       --------------    --------------    -------------
                                                               19,809,688           18,586,920        38,973,182       36,334,312

                                                            -------------       --------------    --------------    -------------
             Operating income                                     849,433            1,140,086         1,963,622        2,260,594
                                                            -------------       --------------    --------------    -------------

Other income (expense):
       Interest income                                                634                1,609             1,264            8,980
       Interest expense                                          (136,137)            (131,755)         (286,715)        (271,020)
       Other, net                                                  16,919               22,504            59,109           45,575
                                                            -------------       --------------    --------------    -------------
                                                                 (118,584)            (107,642)         (226,342)        (216,465)
                                                            -------------       --------------    --------------    -------------

Income from continuing operations before income taxes             730,849            1,032,444         1,737,280        2,044,129
       Income tax expense                                         228,675              341,587           558,342          675,292
                                                            -------------       --------------    --------------    -------------
             Income from continuing operations                    502,174              690,857         1,178,938        1,368,837

Discontinued Operations:
       Loss from discontinued operations                                -              (61,136)           (2,565)        (178,900)
       Impairments and restaurant closure costs                         -              (49,906)                -         (167,304)
       Gain on sale of assets                                           -                2,288                 -            2,288
                                                            -------------       --------------    --------------    -------------
Loss from discontinued operations before income taxes                   -             (108,754)           (2,565)        (343,916)
                                                            -------------       --------------    --------------    -------------
       Income tax benefit                                               -               40,685               948          128,659
                                                            -------------       --------------    --------------    -------------
             Loss from discontinued operations                          -              (68,069)           (1,617)        (215,257)

             Net income                                     $     502,174       $      622,788    $    1,177,321    $   1,153,580
                                                            =============       ==============    ==============    =============

Basic income per share
       Income from continuing operations                    $        0.15       $         0.20    $         0.35    $        0.40
       Loss from discontinued operations                                -                (0.02)                -            (0.06)
                                                            -------------       --------------    --------------    -------------
       Net income                                           $        0.15       $         0.18    $         0.35    $        0.34
                                                            =============       ==============    ==============    =============

Diluted  income per share
       Income from continuing operations                    $        0.14       $         0.19    $         0.32    $        0.38
       Loss from discontinued operations                                -                (0.02)                -            (0.06)
                                                            -------------       --------------    --------------    -------------
       Net income                                           $        0.14       $         0.17    $         0.32    $        0.32
                                                            =============       ==============    ==============    =============

Weighted average number of shares (basic)                       3,417,831            3,384,605         3,416,326        3,384,605
                                                            =============       ==============    ==============    =============

Weighted average number of shares (diluted)                     3,717,559            3,602,278         3,722,874        3,563,857
                                                            =============       ==============    ==============    =============

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  26-WEEKS ENDED            26-WEEKS ENDED
                                                                                    7/03/2005                 6/27/2004
                                                                                  --------------            --------------
Cash flows from operating activities:
     Net income from continuing operations                                        $    1,178,938            $    1,368,837
     Adjustments to reconcile net income to net cash
              provided by operating activities:
                  Depreciation and amortization                                        1,351,300                 1,088,434
                  Deferred gain amortization                                            (104,071)                 (104,071)
                  Loss on sale of assets                                                 133,393                    24,230
                  Deferred compensation                                                    6,303                    20,652
                  Deferred taxes                                                          98,582                    99,263
     Changes in operating assets and liabilities:
                  Royalties receivable                                                   (34,942)                  (43,306)
                  Other receivables                                                     (135,265)                 (444,182)
                  Income tax receivable                                                  379,712                   163,014
                  Inventory                                                              (47,105)                   28,650
                  Prepaid and other current assets                                       201,515                   (90,506)
                  Other assets                                                            28,136                   210,858
                  Accounts payable                                                      (198,851)                  136,527
                  Accrued expenses and other liabilites                                 (283,085)                   40,403
                  Other liabilities                                                       85,890                    71,742
                                                                                  --------------            --------------
                            Total adjustments                                          1,481,512                 1,201,708
                                                                                  --------------            --------------
                            Net cash provided by continuing operations                 2,660,450                 2,570,545
                                                                                  --------------            --------------
                            Net cash provided (used) by discontinued operations          (23,532)                  143,362
                                                                                  --------------            --------------
                            Net cash provided by operating activities                  2,636,918                 2,713,907

Cash flows from investing activities:
                   Purchase of property, plant and equipment                          (1,744,911)               (1,229,001)
                   Proceeds from sale of property, plant and equipment                   360,570                   405,751
                   Business Acquisition, net of cash acquired                                  -                (6,524,740)
                                                                                  --------------            --------------
                                   Net cash used in continuing operations             (1,384,341)               (7,347,990)
                                                                                  --------------            --------------
                                   Net cash used in discontinued operations                    -                    (1,783)
                                                                                  --------------            --------------
                                   Net cash used in investing activities              (1,384,341)               (7,349,773)

Cash flows from financing activities:
                   Net borrowings (payments) under line of credit                       (500,000)                1,725,000
                   Additions to Long Term Notes Payable                                        -                 3,000,000
                   Purchase of treasury stock                                           (250,803)                        -
                   Exercise of employee stock options                                    122,160                         -
                                                                                  --------------            --------------
                   Net cash provided by (used in) financing activities                  (628,643)                4,725,000
                                                                                  --------------            --------------

                   Increase in cash and cash equivalents                                 623,934                    89,134
                                                                                  --------------            --------------
Cash and cash equivalents at beginning of period                                       1,293,836                   366,042
                                                                                  --------------            --------------
Cash and cash equivalents at end of period                                        $    1,917,770            $      455,176
                                                                                  ==============            ==============

Supplemental disclosure of cash flow information:

                   Cash paid during the period:
                       Interest                                                   $      281,853            $      210,823

                       Income Taxes                                               $       79,645            $      264,935

                   Non-cash investing and financing activity:

                       CNL real estate transaction                                $            -            $    8,325,000

                   MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

            In the opinion of Mexican Restaurants, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of July 3, 2005, and the consolidated statements of income for the 13-week and 26-week periods and cash flows for the 26-week periods ended July 3, 2005 and June 27, 2004. The consolidated statements of income for the 13-week and 26-week periods ended July 3, 2005 are not necessarily indicative of the results to be expected for the full year. During the interim periods the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report and Form 10-K (file number 0-28234). Reference should be made to such financial statements for information on such accounting policies and further financial details.

            The consolidated statements of income and cash flows for the 13-week and 26-week periods ended July 3, 2005 and June 27, 2004 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations. Consequently, the consolidated statements of income and cash flows for the 13-week period ended June 27, 2004 shown in the accompanying consolidated financial statements have been reclassified to conform to the July 3, 2005 presentation. These reclassifications have no effect on total assets, total liabilities, stockholders equity or net income.

            The consolidated statements of income for the 13-week and 26-week periods of fiscal 2004 have been adjusted to conform with the 2005 presentation of coupon expenses for the 13 Beaumont-area restaurants acquired in January 2004. For the 13-week and 26-week periods of fiscal 2004, the reclassifications were $59,700 and $135,900, respectively. These reclassifications only affect the cost of sales and restaurant operating expenses and have no effect on net income.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

            In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.123 (Revised), Share-Based Payment, a revision of SFAS No.123, Accounting for Stock-Based Compensation. SFAS No.123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No.123R is effective for the first annual reporting period beginning after December 15, 2005. We will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No.123R on January 2, 2006. Historically, the compensation expense recognized related to stock options under the intrinsic value method has been minimal. As a result, adoption of the provisions of SFAS No.123R is expected to have an impact to reported net income and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS No.123R and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No.123.

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

            In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and is required for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2.    ACCOUNTING POLICIES

            At year-end 2004, management performed a detailed analysis of leasehold improvement amortization. The purpose of the analysis was to verify that leasehold improvements were amortized over the shorter of the lease term plus options or the estimated useful life of the assets. The analysis resulted in differences that were immaterial to the financial statements for all periods presented, and therefore restatement of the financial statements was determined by management to be unnecessary. In the first quarter of 2005, the Company revised the estimated useful life for certain leasehold improvements so that they are amortized over the shorter of the lease term plus options or the estimated useful life of the assets. The net impact of this change excluding additions after June 27, 2004 was a decrease of pre-tax income of approximately $43,400 and $59,600 for the 13 and 26 weeks ended July 3, 2005, respectively.

3.    NET INCOME PER COMMON SHARE

            Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. As of July 3, 2005 and June 27, 2004, the Company had 929,795 and 1,014,970 options and warrants outstanding, respectively. As of July 3, 2005 and June 27, 2004, such stock options and warrants have the effect of increasing basic weighted average shares outstanding by 299,728 and 217,673 for such 13-week periods and 306,548 and 179,252 for the 26-week periods, respectively.

4.    STOCK-BASED COMPENSATION

            The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized for stock options or warrants. Had compensation cost for the Company's outstanding stock options and warrants been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for the 13-week periods and 26-week periods ended July 3, 2005 and June 27, 2004:

                                                                                        13 WEEKS ENDED
                                                                                    7/3/05         6/27/04
                                                                                  ----------    ------------
Net income - as reported.....................................................     $  502,174    $    622,788
Less: Stock based compensation expense, determined under fair value
    based method for all awards, net of tax..................................         18,498          16,965
                                                                                  ----------    ------------
Pro forma net income.........................................................        483,676         605,823
Net income per share diluted - as reported...................................           0.14            0.17
Pro forma net income per share diluted.......................................           0.13            0.17

                                                                                        26 WEEKS ENDED
                                                                                    7/3/05        6/27/04
                                                                                  ----------    ------------
Net income - as reported ....................................................     $1,177,321    $  1,153,580
Less:  Stock based compensation expense, determined under fair value
    based method for all awards, net of tax..................................         34,916           9,919
                                                                                  ----------    ------------
Pro forma net income ........................................................      1,142,405       1,143,661
Net income per share diluted - as reported...................................           0.32            0.32
Pro forma net income per share diluted........................................          0.31            0.32

5.    ACQUISITION

            On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Bank of America (formerly Fleet National
      Bank), CNL Franchise Network, LP ("CNL") and the sellers of the Beaumont-based franchise restaurants. Bank of America provided $3.1 million of the acquisition financing by amending its credit facility with Mexican Restaurants, Inc. The real estate of six of the acquired restaurants was concurrently sold to CNL for $8.325 million in a sale-leaseback transaction. The sellers accepted $3.0 million in notes from Mexican Restaurants, Inc. for the balance of the purchase price. The seller notes require the payment of interest only for five years, with $1.5 million in principal due on January 7, 2009 and $1.5 million in principal amortizing over an additional five years.

            The acquisition was accounted for under SFAS 141 and results of operations are included in the accompanying financial statements from the date of acquisition. The assets acquired and liabilities assumed in the acquisition were recorded at estimated fair values using comparables, appraisals, and records. The Company acquired net assets of $6,554,732 including goodwill of $3,283,916.

            On October 14, 2004, the Company completed its purchase of one franchise restaurant in Brenham, Texas for approximately $215,000, which included $164,509 in goodwill. The restaurant was closed, remodeled and re-opened on November 22, 2004.

6.    SALE OF PROPERTY

            On June 23, 2005, the Company sold the corporate office building in Beaumont which was acquired in the 2004 acquisition of 13 restaurants. The sale resulted in a loss of $106,000, which is included in the total loss on sale of assets of $131,201 for the second quarter of fiscal 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating habits; the risk of foodborne illness; national, regional or local economic and real estate conditions; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; inflation; increased food, labor and benefit costs; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company. The use of words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's most recently filed Annual Report and Form 10-K that attempt to advise interested parties of the risks and factors that may affect the Company's business. The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein, to reflect any change in its expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

GENERAL

            The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Ole, Monterey's Tex-Mex Cafe, Monterey's Little Mexico, Tortuga Coastal Cantina, Crazy Jose's and La Senorita. At July 3, 2005 the Company operated 61 restaurants, franchised 18 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

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

            The consolidated statements of income and cash flows for the 13-week and 26-week periods ended July 3, 2005 and June 27, 2004 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations. Consequently, the consolidated statements of income and cash flows for the 13-week period ended June 27, 2004 shown in the accompanying consolidated financial statements have been reclassified to conform to the July 3, 2005 presentation. These reclassifications have no effect on total assets, total liabilities, stockholders equity or net income.

RESULTS OF OPERATIONS

            REVENUES. The Company's revenues for the second quarter of fiscal 2005 increased $932,115 or 4.7% to $20.7 million compared with $19.7 million for the same quarter in fiscal 2004. Restaurant sales for second quarter 2005 increased $960,332 or 4.9% to $20.5 million compared with $19.5 million for the second quarter of fiscal 2004. Approximately 50.5% of the increase reflects positive same-restaurant sales. For the second quarter ended July 3, 2005, total system same-restaurant sales increased 2.6%, Company-owned same-restaurant sales increased 2.4% and franchised-owned same restaurant sales increased 3.4%. The remaining comparable increase in restaurant sales reflects new restaurant additions.

            On a year-to-date basis, the Company's revenue was up $2.3 million or 6.1% to $40.9 million compared with $38.6 million for the same 26-week period in fiscal 2004. Restaurant sales for the 26-week period ended July 3, 2005 increased $2.4 million or 6.2% to $40.6 million compared with $38.2 million for the same 26-week period of fiscal 2004. Approximately 46.5% of the increase reflects positive same-restaurant sales. For the 26-week period ended July 3, 2005, total system same-restaurant sales increased 2.8%, Company-owned same-restaurant sales increased 2.8% and franchised-owned same-restaurant sales increased 2.9%. The increase in restaurant sales also reflects 181 days of sales in the 26-week period of fiscal 2005 related to the Beaumont-based franchisee stores and related assets acquired in January 2004, compared with 172 days of sales in the 26-week period of fiscal 2004. The remaining comparable increase in restaurant sales reflects new restaurant additions.

            For the quarter ended July 3, 2005, franchise fees, royalties and other decreased $28,217 or 13.7% to $177,384 compared with $205,601 for the same quarter a year ago. On a year-to-date basis, franchise fees, royalties and other decreased $44,307 or 11.1% to $353,074 compared with $397,381 for the same 26-week period of fiscal 2004, reflecting lost royalty income from the Company's October

      2004 acquisition of the Brenham, Texas franchise restaurant, and the closure of a Houston-based franchise restaurant.

            COSTS AND EXPENSES. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased as a percent of restaurant sales 20 basis points to 28.3% compared with 28.1% in the second quarter of fiscal 2004. The increase primarily reflects higher produce, paper and supplies, beverage costs and liquor costs, which was partially offset by lower cheese costs, and to a lesser extent, lower beef and chicken costs. Beverage costs were higher reflecting the increased sale of bottled products, and liquor costs were higher due to various Company promotions.

            On a year-to-date basis, costs of sales decreased as a percent of restaurant sales 10 basis points to 27.7% compared with 27.8% in the same 26-week period a year ago. The decrease primarily reflects lower cheese and dry good costs, and to a lesser extent, lower beef and chicken costs, which was partially offset by higher produce, paper and supplies, beverage and liquor costs.

            Labor and other related expenses decreased in the 2005 second quarter as a percentage of restaurant sales 10 basis points to 33.1% as compared with 33.2% in the second quarter of fiscal 2004. The decrease was primarily due to labor efficiencies made by Casa Ole restaurants in Beaumont (the 13 franchise restaurants acquired January 2004), which was partially offset by higher health insurance expense and the higher labor expense of a new restaurant opening.

            On a year-to-date basis, labor and other related expenses increased as a percentage of restaurant sales 10 basis points to 33.0% as compared with 32.9% for the same 26-week period a year ago. As a percentage of total restaurant sales, comparable restaurant labor decreased slightly as a percentage of sales but was more than offset by increases in health insurance expense and the higher labor expense of new restaurant openings, conversions, and remodels.

            Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, remained constant at 22.8% as a percentage of restaurant sales as compared with the second quarter of fiscal 2004.

            On a year-to-date basis, restaurant operating expense decreased as a percentage of restaurant sales 10 basis points to 23.0% as compared with 23.1% for the same 26-week period a year ago. The decrease reflects efficiencies on positive same-restaurant sales.

            General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. General and administrative expenses decreased as a percentage of total sales 20 basis points to 8.3% in the second quarter of fiscal 2005 as compared with 8.5% in same quarter one year ago. In absolute dollars, general and administrative costs were $39,986 higher in the second quarter of fiscal 2005 compared with the second quarter of fiscal 2004. The increase was primarily due to an unusually high level of litigation expense as the Company successfully defended an employee lawsuit.

            On a year-to-date basis, general and administrative expenses increased as a percentage of total sales 40 basis points to 8.6% as compared with 8.2% in the same 26-week period one year ago. In absolute dollars, general and administrative costs were $327,438 higher in the 26-week period of fiscal 2005 compared with the same 26-week period in fiscal 2004. The increase reflects an increase of health insurance expense, legal, audit fees and bonus accruals.

            Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization expense increased as a percentage of total sales 100 basis points to 3.4% as compared with 2.4% the same quarter in fiscal 2004. Such expense for the second quarter of fiscal 2005 was $218,299 higher than for the second quarter in fiscal 2004. The increase reflects a prospective adjustment to leasehold amortization (see Accounting Policies in Notes to Consolidated Financial Statements), additional depreciation expense for remodeled
                                       9
      restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

            On a year-to-date basis, depreciation and amortization expense increased 50 basis points to 3.3% of total sales as compared with 2.8% for the same 26-week period a year ago. The 26-week period of fiscal 2005 was $262,866 higher than the 26-week period in fiscal 2004. The increase reflects the prospective adjustment to leasehold amortization described in the preceding paragraph, additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

            LOSS ON SALE OF ASSETS. During the second quarter of fiscal 2005, the Company recorded losses of $131,201 related to the disposition of an office building that was acquired last year with the Beaumont-based franchisee stores and related assets, the sale of a joint ventured restaurant and miscellaneous dispositions of assets. During the second quarter of fiscal 2004, the Company recorded losses of $7,158 related to miscellaneous dispositions of assets.

            On a year-to-date basis, the Company recorded losses on sale of assets of $133,393 as compared with $24,230 for the same 26-week period a year ago, as explained in the preceding paragraph.

            OTHER INCOME (EXPENSE). Net expense increased $10,942 to $118,584 in the second quarter of fiscal 2005 compared with a net expense of $107,642 in the second quarter of fiscal year 2004. Interest expense increased $4,382 to $136,137 in the second quarter of fiscal year 2005 compared with interest expense of $131,755 in the second quarter of fiscal year 2004, reflecting an increase in interest rates despite a decrease in the Company's outstanding debt.

            On a year-to-date basis, net expense increased $9,877 to $226,342 as compared with a net expense of $216,465 in the 26-week period of fiscal 2004. For the 26-week period of fiscal 2005, interest expense increased $15,695 to $286,715 compared with interest expense of $271,020 for the same 26-week period in fiscal 2004, reflecting an increase in interest rates despite a decrease in the Company's outstanding debt.

            INCOME TAX EXPENSE. The Company's effective tax rate from continuing operations for the second quarter of fiscal 2005 was 31.3% as compared to 33.1% for the second quarter of fiscal 2004. In the second quarter of fiscal 2005, the Company had lower pretax income from continuing operations compared to the second quarter of fiscal 2004. In both quarters, the permanent differences were approximately the same, resulting in a lower effective tax rate in the second quarter of fiscal 2005.

            On a year-to-date basis, the Company's effective tax rate from continuing operations for the 26-week period of fiscal 2005 was 32.1% as compared to 33.0% for the 26-week period of fiscal 2004. In the 26-week period of fiscal 2005, the Company had lower pretax income from continuing operations compared to the 26-week period of fiscal 2004. In both periods, the permanent differences were approximately the same, resulting in a lower effective tax rate in the 26-week period of fiscal 2005.

            RESTAURANT CLOSURE COSTS AND DISCONTINUED OPERATIONS. No losses from discontinued operations were recorded in the second quarter of fiscal 2005. In the corresponding quarter of fiscal year 2004, the Company recorded losses from discontinued operations related to the 2004 closure or sale of four restaurants and the 2003 closure of one restaurant of $68,069. On a year-to-date basis, the Company recorded losses from discontinued operations of $1,617 for the 26-week period of fiscal 2005 and $215,257 for the 26-week period for fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

            The Company met capital requirements for the 26-week period of fiscal 2005 with cash generated by operations. In this 26-week period, the Company's operations generated $2.6 million in cash, as compared with $2.7 million in the 26-week period of fiscal 2004. As of July 3, 2005, the Company had a working capital deficit of $413,455, compared with a working capital deficit of approximately $1.2 million at January 2, 2005. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

            The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During the 26-week period of fiscal 2005, total cash used for capital requirements was approximately $1.7 million. The Company also received approximately $360,000 from the sale of an office building that was acquired last year with the January 2004 acquisition of the Beaumont-based franchisee stores and related assets. The Company opened one new restaurant in Humble, Texas near the end of the second quarter of fiscal 2005. The balance of capital expenditures was for necessary replacement of equipment and leasehold improvements in various older restaurants and certain remodels.

            During the quarter ended July 3, 2005, the Company opened one new restaurant and plans to open one additional new restaurant during the balance of this fiscal year or early in fiscal 2006. The Company also plans to extensively remodel one restaurant and moderately remodel several existing restaurants during the balance of fiscal 2005. The presently estimated capital needed for fiscal year 2005 for general corporate purposes, including remodeling and new restaurant expansion, is approximately $4.1 million. The Company has identified several sites for new restaurant expansion and is currently negotiating a lease for one of the sites.

            Over the last several years, the Company incurred additional debt to carry out acquisitions, to develop new restaurants, and to remodel existing restaurants, as well as to accommodate other working capital needs. During the 26-week period of fiscal 2005, the Company paid down $500,000 of its indebtedness. During the balance of fiscal year 2005, the Company anticipates that it will use excess cash flow to pay down approximately $500,000 of additional indebtedness.

            On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Bank of America, CNL Franchise Network, LP ("CNL') and the sellers of the Beaumont-based franchise restaurants. Bank of America provided $3.1 million of the acquisition by amending its credit facility with Mexican Restaurants, Inc. The real estate of six of the acquired restaurants was concurrently sold to CNL for $8.325 million in a sale-leaseback transaction. The sellers accepted $3.0 million in notes from the Company for the balance of the purchase price. The seller notes pay interest only for five years, with $1.5 million in principal due on January 7, 2009 and $1.5 million in principal amortizing over an additional five years.

            On January 7, 2004, the Company amended its $10.0 million credit facility with Bank of America to accommodate the acquisition of the Beaumont-based franchise restaurants. The amended credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on December 31, 2008. The credit facility also includes a $5.0 million revolving line of credit that matures on January 7, 2007. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.75% on the unused portion of the revolver from the date of the credit agreement. As of July 3, 2005, the Company had $3.5 million outstanding on the credit facility and $3.0 million in notes for a total indebtedness of $6.5 million. The Company is in full compliance with all debt covenants as amended. The Company expects to be in compliance with all debt covenants throughout fiscal year 2005.

            On April 1, 2005, the Company and Bank of America further amended the $10.0 million credit facility to accommodate the Company's growth plans. The amendment allows for additional capital expenditures, revised certain covenant ratios, increased the amount of allowable stock repurchases and extended the maturity date of the revolving line of credit to January 7, 2009.

            On May 9, 2005, the Company announced its plan to implement a limited stock repurchase program in a manner permitted under its bank financing agreement. Under this program, the Company could spend up to $1.0 million over the next 12 months (not to exceed $500,000 in any one quarter) to repurchase outstanding shares of its common stock. The Company has entered into a repurchase plan designed to comply with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934 under which an agent appointed by the Company will determine the time, amount, and price at which purchases of common stock will be made, subject to certain parameters established in advance by the Company. As of July 3, 2005, the Company repurchased 28,500 of its common stock for a total price of $250,803. During this same period, Company employees exercised 35,975 options and the Company received $122,160 in net proceeds. The shares acquired are being held for general corporate purposes, including the offset of the dilutive effect on shareholders from the exercise of stock options.

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

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company does not have or participate in transactions involving derivative, financial and commodity instruments. A portion of the Company's long-term debt bears interest at floating market rates. Based on the amount outstanding at July 3, 2005, a 1% change in interest rates would change interest expense by $8,750 per quarter.

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

\
                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company's purchases of shares of its Common Stock in the open market during the quarter ended July 3, 2005:

                                                                                               Maximum Number of
                                                                     Total Number of Shares   Shares that May yet
                                                                      Purchased as Part of     be Purchased Under
                            Total Number of    Average Price Paid      Publicly Announced         the Plans or
Period                     Shares Purchased         Per Share          Plans or Programs            Programs
5/2/2005 - 5/29/2005            28,500                $8.70                  28,500                  (1)
                                ======                =====                  ======

(1) Under a share repurchase program approved by the Board of Directors of the Company on May 2, 2005, the Company is authorized to repurchase up to $1,000,000 in maximum aggregate amount of the Company's Common Stock. The repurchase program is designed to comply with Rules 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934 under which an agent appointed by the Company will determine the time, amount, and price at which purchases of common stock will be made, subject to certain parameters established in advance by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company held its 2005 annual meeting of shareholders on Tuesday, May 24, 2005. At the annual meeting, the Company's shareholders took the following actions:

            1) By a vote of 3,343,415 for, 2,312 withheld, the shareholders elected Joseph J. Fitzsimmons as Class III Director for a term expiring at the annual meeting to be held in 2008 and until his successor is elected and qualified.

            2) By a vote of 3,343,415 for, 2,312 withheld, the shareholders elected J. Stuart Sargent as Class III director for a term expiring at the annual meeting to be held in 2008 and until this successor is elected and qualified.

            Additionally the following current directors of the Company continued to serve as directors as of and following the 2005 annual meeting: Larry N. Forehand, Thomas E. Martin, David Nierenberg, Michael D. Domec, Curt Glowacki and Louis P. Neeb.

ITEM 6.  EXHIBITS

Exhibit
Number           Document Description
-------          ----------------------------------------------------
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

Items 1, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXICAN RESTAURANTS, INC.

Dated:  August 16, 2005
Curt Glowacki                                    By: /s/ Curt Glowacki
Chief Executive Officer                          ------------------------------
(Principal Executive Officer)

Dated:  August 16, 2005
Andrew J. Dennard                                By: /s/ Andrew J. Dennard
Executive Vice President, Chief Financial        -------------------------------
Officer & Treasurer
(Principal Financial Officer and
(Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number           Document Description
-------          ----------------------------------------------------
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