Form 10-Q
period 2005-10-02
MEXICAN RESTAURANTS INC
filed 2005-11-16
CIK 1009244

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number: 0-28234

Mexican Restaurants, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0493269
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1135 Edgebrook, Houston, Texas	77034-1899
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 713-943-7574

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2005: 3,452,977 shares of common stock, par value $.01.

Table of Contests

Table of Contents

Part I - Financial Information

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 6.	Exhibits	16

Signatures		17

Exhibit 31.1	Section 302 CEO Certification	18
Exhibit 31.2	Section 302 CFO Certification	19
Exhibit 32.1	Section 906 CEO Certification	20
Exhibit 32.2	Section 906 CFO Certification	21

Table of Contests
PART 1 -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Mexican Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

	(unaudited)
ASSETS	10/02/2005	01/02/2005

Current assets:
Cash and cash equivalents	$1,128,925	$1,293,836
Royalties receivable	154,998	85,377
Other receivables	569,242	701,413
Inventory	549,196	658,687
Taxes receivable	229,694	573,840
Prepaid expenses and other current assets	991,273	1,007,928
Total current assets	3,623,328	4,321,081

Property, plant and equipment	30,671,648	28,929,887
Less accumulated depreciation	(14,984,314)	(13,464,153)
Net property, plant and equipment	15,687,334	15,465,734

Goodwill	10,644,690	10,644,690
Deferred tax assets	541,613	619,087
Property held for sale	655,118	505,118
Other assets	642,347	770,476
Total Assets	$31,794,430	$32,326,186

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt	$1,000,000	$1,000,000
Accounts payable	1,665,127	1,623,859
Accrued sales and liquor taxes	536,891	740,898
Accrued payroll and taxes	1,043,945	1,043,182
Accrued expenses	1,136,134	1,097,640
Total current liabilities	5,382,097	5,505,579

Long-term debt, net of current portion	4,750,000	6,000,000
Other liabilities	1,297,588	1,183,426
Deferred gain	1,613,105	1,769,212

Commitments and Contingencies	-	-

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized, none issued	-	-
Common stock, $0.01 par value, 20,000,000 shares
authorized, 4,732,705 shares issued	47,327	47,327
Additional paid-in capital	20,121,076	20,121,076
Retained earnings	10,512,307	9,303,791
Deferred compensation	-	(6,303)
Treasury stock, cost of 1,279,728 and 1,317,900 shares
respectively	(11,929,070)	(11,597,922)
Total stockholders' equity	18,751,640	17,867,969

Total Liabilities and Stockholders' Equity	$31,794,430	$32,326,186

Table of Contests

Mexican Restaurants, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	13-Week	13-Week	39-Week	39-Week
	Period Ended	Period Ended	Period Ended	Period Ended
	10/02/2005	09/26/2004	10/02/2005	09/26/2004
Revenues:
Restaurant sales	$19,753,890	$19,627,510	$60,337,619	$57,825,035
Franchise fees, royalties and other	179,382	191,479	532,456	588,860
	19,933,272	19,818,989	60,870,075	58,413,895

Costs and expenses:
Cost of sales	5,457,908	5,461,015	16,680,150	16,074,162
Labor	6,629,632	6,504,574	20,004,515	19,084,172
Restaurant operating expenses	4,879,861	4,579,063	14,225,386	13,418,861
General and administrative	1,671,393	1,652,841	5,177,404	4,831,416
Depreciation and amortization	707,129	568,199	2,058,429	1,656,633
Pre-opening costs	16,050	16,960	55,876	27,489
Hurricane Rita losses	274,328	-	274,328	-
Loss on sale of assets	159,078	5,320	292,471	29,550
	19,795,379	18,787,972	58,768,559	55,122,283

Operating income	137,893	1,031,017	2,101,516	3,291,612

Other income (expense):
Interest income	1,557	311	2,821	9,291
Interest expense	(136,437)	(138,238)	(423,152)	(409,258)
Other, net	31,320	18,373	90,428	63,948
	(103,560)	(119,554)	(329,903)	(336,019)

Income from continuing operations before income taxes	34,333	911,463	1,771,613	2,955,593
Income tax expense	3,138	297,197	561,480	972,489
Income from continuing operations	31,195	614,266	1,210,133	1,983,104

Discontinued Operations:
Loss from discontinued operations	-	(48,635)	(2,565)	(227,535)
Impairments and restaurant closure costs	-	(247)	-	(167,551)
Loss on sale of assets	-	(659)	-	1,629
Loss from discontinued operations before income taxes	-	(49,541)	(2,565)	(393,457)
Income tax benefit	-	18,533	948	147,192
Loss from discontinued operations	-	(31,008)	(1,617)	(246,265)

Net income	$31,195	$583,258	$1,208,516	$1,736,839

Basic income per share
Income from continuing operations	$0.01	$0.18	$0.35	$0.58
Loss from discontinued operations	-	(0.01)	-	(0.07)
Net income	$0.01	$0.17	$0.35	$0.51

Diluted income per share
Income from continuing operations	$0.01	$0.17	$0.32	$0.55
Loss from discontinued operations	-	(0.01)	-	(0.07)
Net income	$0.01	$0.16	$0.32	$0.48

Weighted average number of shares (basic)	3,435,787	3,384,605	3,422,807	3,384,605

Weighted average number of shares (diluted)	3,709,391	3,656,723	3,719,217	3,602,265

Table of Contests
Mexican Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	39-Weeks Ended	39-Weeks Ended
	10/02/2005	9/26/2004
Cash flows from operating activities:
Income from continuing operations	$1,210,133	$1,983,104
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,058,429	1,656,633
Deferred gain amortization	(156,107)	(156,107)
Hurricane Rita losses	274,328	-
Loss on sale of property, plant & equipment	292,471	29,550
Deferred compensation	6,303	30,978
Deferred taxes	77,474	268,144
Changes in assets and liabilities:
Royalties receivable	(69,621)	25,286
Other receivables	142,251	(352,422)
Income tax receivable	344,146	40,685
Inventory	(84,512)	52,777
Prepaid and other current assets	16,655	(122,142)
Other assets	902	214,639
Accounts payable	25,752	162,030
Accrued expenses and other liabilites	(210,551)	(229,473)
Other liabilities	114,162	112,897
Total adjustments	2,832,082	1,733,475
Net cash provided by continuing operations	4,042,215	3,716,579
Net cash provided (used) by discontinued operations	(23,532)	99,712
Net cash provided by operating activities	4,018,683	3,816,291

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,963,780)	(1,945,477)
Proceeds from sale of property, plant and equipment	361,334	405,751
Business Acquisition, net of cash acquired	-	(6,554,732)
Net cash used in continuing operations	(2,602,446)	(8,094,458)
Net cash used in discontinued operations	-	(10,190)
Net cash used in investing activities	(2,602,446)	(8,104,648)

Cash flows from financing activities:
Net borrowings (payments) under line of credit	(1,250,000)	1,475,000
Additions to Long term Notes Payable	-	3,000,000
Purchase of treasury stock	(750,267)	-
Exercise of Employee Stock Options	419,119	-
Net cash provided by (used in) financing activities	(1,581,148)	4,475,000

Increase (decrease) in cash and cash equivalents	$(164,911)	$186,643
Cash and cash equivalents at beginning of period	1,293,836	366,042
Cash and cash equivalents at end of period	$1,128,925	$552,685

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$422,896	$359,384
Income Taxes	$142,293	$455,883
Non-cash investing and financing activity:
CNL real estate transaction	$-	$8,325,000

Table of Contests

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

In the opinion of Mexican Restaurants, Inc. (the “Company”), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of October 2, 2005, and the consolidated statements of income for the 13-week and 39-week periods and cash flows for the 39-week periods ended October 2, 2005 and September 26, 2004. The consolidated statements of income for the 13-week and 39-week periods ended October 2, 2005 are not necessarily indicative of the results to be expected for the full year. During the interim periods, the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report and Form 10-K (file number 0-28234). Reference should be made to such financial statements for information on such accounting policies and further financial details.

The consolidated statements of income and cash flows for the 13-week and 39-week periods ended October 2, 2005 and September 26, 2004 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations. Consequently, the consolidated statements of income and cash flows for the 13-week period ended September 26, 2004 shown in the accompanying consolidated financial statements have been reclassified to conform to the October 2, 2005 presentation. These reclassifications have no effect on total assets, total liabilities, stockholders’ equity or net income.

The consolidated statements of income for the 13-week and 39-week periods of fiscal 2004 have been adjusted to conform with the 2005 presentation of coupon expenses for the 13 Beaumont-area restaurants acquired in January 2004. For the 13-week and 39-week periods of fiscal 2004, the reclassifications were $59,078 and $194,957, respectively. These reclassifications only affect the cost of sales and restaurant operating expenses and have no effect on net income.

Impact of Recently Issued Accounting Standards

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised), Share-Based Payments, a revision of SFAS No.123, Accounting for Stock-Based Compensation. SFAS No.123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No.123R is effective for the first annual reporting period beginning after December 15, 2005. We will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No.123R on January 2, 2006. Historically, the compensation expense recognized related to stock options under the intrinsic value method has been minimal. As a result, adoption of the provisions of SFAS No.123R is expected to have an impact to reported net income and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS No.123R and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No.123.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This Statement amends APB Opinion No. 29 Accounting for Nonmonetary Transactions, based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Certain of the disclosure modifications are required for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 will not have a material effect on the Company’s financial statements.

Table of Contests

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

On October 6, 2005, the FASB released FASB Staff Position (“FSP”) FAS No. 13-1, Accounting for Rental Costs Incurred during a Construction Period. This FSP affects companies that are engaged in construction activities on buildings or grounds accounted for as operating leases. The FSP requires the Company to expense rental costs associated with these leases, starting on the date that the tenant is given control of the premises. As a result, companies must cease capitalizing rental costs during construction periods. The FSP is effective for the first reporting period beginning after December 15, 2005. Retrospective application is permitted, but not required. The Company has not yet determined what impact the adoption of FSP FAS No. 13-1 will have on its results of operations.

2. Accounting Policies

At year-end 2004, management performed a detailed analysis of leasehold improvement amortization. The purpose of the analysis was to verify that leasehold improvements were amortized over the shorter of the lease term plus options or the estimated useful life of the assets. The analysis resulted in differences that were immaterial to the financial statements for all periods presented, and therefore restatement of the financial statements was determined by management to be unnecessary. In the first quarter of 2005, the Company revised the estimated useful life for certain leasehold improvements so that they are amortized over the shorter of the lease term plus options or the estimated useful life of the assets. The net impact of this change excluding additions after September 26, 2004 was a decrease of pre-tax income of approximately $43,350 and $105,780 for the 13-week and 39-week periods ended October 2, 2005 respectively.

3. Net Income per Common Share

Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. As of October 2, 2005 and September 26, 2004, the Company had 848,048 and 1,012,470 options and warrants outstanding, respectively. As of October 2, 2005 and September 26, 2004, such stock options and warrants have the effect of increasing basic weighted average shares outstanding by 273,604 and 272,118 for such 13-week periods and 296,410 and 217,660 for the 39-week periods, respectively.

4. Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized for stock options or warrants. Had compensation cost for the Company’s outstanding stock options and warrants been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below for the 13-week periods and 39-week periods ended October 2, 2005 and September 26, 2004:

Table of Contests

	13 Weeks Ended
	10/2/05	9/26/04
Net income - as reported	$31,195	$ 583,258
Less: Stock based compensation expense, determined under fair value based method for all awards, net of tax	$10,784	17,018
Pro forma net income	20,411	566,240
Net income per share diluted - as reported	0.01	0.16
Pro forma net income per share diluted	0.01	0.16

	39 Weeks Ended
	10/2/05	9/26/04
Net income - as reported	$1,208,516	$1,736,839
Less: Stock based compensation expense, determined under fair value based method for all awards, net of tax	45,700	26,937
Pro forma net income	1,162,816	1,709,902
Net income per share diluted - as reported	0.32	0.48
Pro forma net income per share diluted	0.31	0.48

5. Acquisition

On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Bank of America (formerly Fleet National Bank), CNL Franchise Network, LP (“CNL”) and the sellers of the Beaumont-based franchise restaurants. Bank of America provided $3.1 million of the acquisition financing by amending its credit facility with Mexican Restaurants, Inc. The real estate related to six of the acquired restaurants was concurrently sold to CNL for $8.325 million in a sale-leaseback transaction. The sellers accepted $3.0 million in notes from Mexican Restaurants, Inc. for the balance of the purchase price. The seller notes require the payment of interest only for five years, with $1.5 million in principal due on January 7, 2009 and $1.5 million in principal amortizing over an additional five years.

The acquisition was accounted for under SFAS 141 and results of operations are included in the accompanying financial statements from the date of acquisition. The assets acquired and liabilities assumed in the acquisition were recorded at estimated fair values using comparables, appraisals, and records. The Company acquired net assets of $6,554,732 including goodwill of $3,283,916.

On October 14, 2004, the Company completed its purchase of one franchise restaurant in Brenham, Texas for approximately $215,000, which included $164,509 in goodwill. The restaurant was closed, remodeled and reopened on November 22, 2004.

6. Sale of Property

On June 23, 2005, the Company sold the corporate office building in Beaumont which was acquired in the 2004 acquisition of 13 restaurants. The sale resulted in a loss of $106,000. During the third quarter of 2005, the Company recorded losses of $159,078 of which $142,000 related to the remodeling of three Casa Olé restaurants. These losses are included in the loss on sale of assets of $292,471 for the 39-weeks ended October 2, 2005.

7. Hurricane Rita

The consolidated statements of income and cash flows for the 13-week and 39-week periods ended October 2, 2005, include a separate line item for losses related to damage from Hurricane Rita, which hit the Gulf Coast area where a number of the Company’s restaurants are located. For the third quarter ending October 2, 2005, the Company estimates that it lost $1.0 million in revenues due to the impact of Hurricane Rita. The Houston area’s twenty-seven (27) restaurants sustained little to no damage, but lost four days of restaurant sales, or approximately $400,000 in revenue (which is part of the $1.0 million in lost revenue).

Table of Contests

The thirteen (13) restaurants in the Beaumont, Texas and Lake Charles, Louisiana, metro areas sustained varying degrees of damage related to Hurricane Rita, ranging from heavy damage in Sulphur, Louisiana and Port Arthur, Texas, to light water and wind damage in other Beaumont, Texas metro area restaurants. For the third quarter ended October 2, 2005, the thirteen (13) restaurants in the Beaumont, Texas and the Lake Charles, Louisiana, metro areas lost eleven days of restaurant sales or approximately $600,000 in revenue. As of November 14, 2005, all but two of the restaurants were reopened, and we expect the last two restaurants to be reopened by the end of fiscal 2005. For the fourth quarter of fiscal 2005, the Company estimates it will lose approximately $900,000 in revenue from this impacted region.

The Company is insured for certain of the losses to its facilities, and for certain of the losses related to the interruption of its restaurant operations. The Company has accumulated data and has begun the process of evaluating potential recoveries with the insurance company. At this time, the Company is unable to reasonably estimate the amount of potential insurance recovery. The Company has insurance that covers substantially all of the Hurricane Rita costs in excess of its $230,000 deductible, as well as business interruption losses.

The estimated third quarter revenue loss of $1.0 million will impact the comparability of the 13-week and 39-week periods of fiscal 2005 with the comparable periods of fiscal 2004. Hurricane Rita costs are being accounted for as period costs and are being expensed as incurred. The Hurricane Rita loss of $274,328 included actual losses from spoiled inventory, costs associated with the reopening of damaged restaurants and certain labor-related costs incurred during the time the various restaurants were closed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating habits; the risk of food-borne illness; national, regional or local economic and real estate conditions; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; inflation; increased food, labor and benefit costs; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company. The use of words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s most recently filed Annual Report and Form 10-K that attempt to advise interested parties of the risks and factors that may affect the Company’s business. The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein, to reflect any change in its expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

General

The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Tex-Mex Café, Monterey’s Little Mexico, Tortuga Coastal Cantina, Crazy Jose’s and La Senorita. At October 2, 2005 the Company operated 61 restaurants, franchised 18 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

Table of Contests

The Company’s primary source of revenues is the sale of food and beverages at Company-owned restaurants. The Company also derives revenues from franchise fees, royalties and other franchise-related activities. Franchise fee revenue from an individual franchise sale is recognized when all services relating to the sale have been performed and the restaurant has commenced operation. Initial franchise fees relating to area franchise sales are recognized ratably in proportion to the services that are required to be performed pursuant to the area franchise or development agreements and proportionately as the restaurants within the area are opened.

The consolidated statements of income and cash flows for the 13-week and 39-week periods ended October 2, 2005 and September 26, 2004 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations. Consequently, the consolidated statements of income and cash flows for the 13-week and 39-week periods ended September 26, 2004 shown in the accompanying consolidated financial statements have been reclassified to conform to the October 2, 2005 presentation. These reclassifications have no effect on total assets, total liabilities, stockholders equity or net income.

Results of Operations

Hurricane Rita Losses. For the third quarter ending October 2, 2005, the Company estimates that it lost $1.0 million in revenues due to the impact of Hurricane Rita. The Houston area’s twenty-seven (27) restaurants sustained little to no damage, but lost four days of restaurant sales, or approximately $400,000 in revenue (which is part of the $1.0 million in lost revenue).

The thirteen (13) restaurants in the Beaumont, Texas and Lake Charles, Louisiana, metro areas sustained varying degrees of damage related to Hurricane Rita, ranging from heavy damage in Sulphur, Louisiana and Port Arthur, Texas, to light water and wind damage in other Beaumont, Texas metro area restaurants. For the third quarter ended October 2, 2005, the thirteen (13) restaurants in the Beaumont, Texas and the Lake Charles, Louisiana, metro areas lost eleven days of restaurant sales or approximately $600,000 in revenue. As of November 14, 2005, all but two of the restaurants were reopened, and we expect the last two restaurants to be reopened by the end of fiscal 2005. For the fourth quarter of fiscal 2005, the Company estimates it will lose approximately $900,000 in revenue from this impacted region.

The Company is insured for certain of the losses to its facilities, and for certain of the losses related to the interruption of its restaurant operations. The Company has accumulated data and has begun the process of evaluating potential recoveries with the insurance company. At this time, the Company is unable to reasonably estimate the amount of potential insurance recovery. The Company has insurance that covers substantially all of the Hurricane Rita costs in excess of its $230,000 deductible, as well as business interruption losses.

The estimated third quarter revenue loss of $1.0 million will impact the comparability of the 13-week and 39-week periods of fiscal 2005 with the comparable periods of fiscal 2004. Hurricane Rita costs are being accounted for as period costs and are being expensed as incurred. The Hurricane Rita loss of $274,328 included actual losses from spoiled inventory, costs associated with the reopening of damaged restaurants and certain labor-related costs incurred during the time the various restaurants were closed.

Revenues. The Company’s revenues for the third quarter of fiscal 2005 increased $114,283 or 0.6% to $19.9 million compared with $19.8 million for the same quarter in fiscal 2004. Restaurant sales for third quarter 2005 increased $126,380 or 0.6% to $19.8 million compared with $19.6 million for the third quarter of fiscal 2004. For the third quarter ending October 2, 2005, the Company estimates that it lost $1.0 million in revenues due to the impact of Hurricane Rita on the Company’s operations. For the third quarter ended October 2, 2005, total system same-restaurant sales increased 1.1%, Company-owned same-restaurant sales increased 1.4% and franchised-owned same restaurant sales decreased 0.1%. The remaining comparable increase in restaurant sales reflects new restaurant additions.

Table of Contests
      On a year-to-date basis, the Company’s revenue was up $2.5 million or 4.2% to $60.9 million compared with $58.4 million for the same 39-week period in fiscal 2004. Restaurant sales for the 39-week period ended October 2, 2005 increased $2.5 million or 4.3% to $60.3 million compared with $57.8 million for the same 39-week period of fiscal 2004. Approximately 53.8% of the increase reflects positive same-restaurant sales. For the 39-week period ended October 2, 2005, total system same-restaurant sales increased 2.3%, Company-owned same-restaurant sales increased 2.4% and franchised-owned same-restaurant sales increased 1.9%. The increase in restaurant sales also reflects 272 days of sales in the 39-week period of fiscal 2005 related to the Beaumont-based franchisee stores and related assets acquired in January 2004, compared with 263 days of sales in the 39-week period of fiscal 2004. The remaining comparable increase in restaurant sales reflects new restaurant additions.

      For the quarter ended October 2, 2005, franchise fees, royalties and other decreased $12,097 or 6.3% to $179,382 compared with $191,479 for the same quarter a year ago. On a year-to-date basis, franchise fees, royalties and other decreased $56,404 or 9.6% to $532,456 compared with $588,860 for the same 39-week period of fiscal 2004, reflecting lost royalty income from the Company’s October 2004 acquisition of the Brenham, Texas franchise restaurant, and the closure of a Houston-based franchise restaurant.

      Costs and Expenses. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, decreased as a percent of restaurant sales 20 basis points to 27.6% compared with 27.8% in the third quarter of fiscal 2004. The decrease primarily reflects lower cheese, beef and chicken costs, which was partially offset by higher produce, paper and supplies, beverage and liquor costs and fuel surcharges. Beverage costs were higher reflecting the increased sale of bottled products, and liquor costs were higher due to various Company promotions.

      On a year-to-date basis, costs of sales decreased as a percent of restaurant sales 20 basis points to 27.6% compared with 27.8% in the same 39-week period a year ago. The decrease primarily reflects lower cheese, beef and chicken costs, which was partially offset by higher produce, paper and supplies, beverage and liquor costs and fuel surcharges.

      Labor and other related expenses increased in the 2005 third quarter as a percentage of restaurant sales 50 basis points to 33.6% as compared with 33.1% in the third quarter of fiscal 2004. The increase primarily reflects higher health insurance expense. The increase also reflects higher management labor expense. Although management labor identified with the Hurricane closure periods were reclassified to a separate line item, other labor expenses that were not reclassified impacted third quarter margins.

      On a year-to-date basis, labor and other related expenses increased as a percentage of restaurant sales 20 basis points to 33.2% as compared with 33.0% for the same 39-week period a year ago. As a percentage of total restaurant sales, comparable hourly and management labor decreased slightly as a percentage of sales, but was more than offset by increases in health insurance expense and the higher labor expense associated with new restaurant openings, conversions, and remodels.

 Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased as a percentage of restaurant sales 140 basis points to 24.7% as compared with 23.3% in the third quarter of fiscal 2004. The increase primarily reflects higher electricity, natural gas, water and sewer costs. Lost revenue associated with Hurricane Rita also impacted restaurant operating margins.

On a year-to-date basis, restaurant operating expense increased as a percentage of restaurant sales 40 basis points to 23.6% as compared with 23.2% for the same 39-week period a year ago. The increase reflects higher electricity, natural gas, water and sewer costs. The lost revenue associated with Hurricane Rita also impacted restaurant operating margins.

      General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. As a percentage of total revenue, general and administrative expenses increased 10 basis points to 8.4% for the third quarters of fiscal 2005 as compared with 8.3% for the third quarter of fiscal 2004. In absolute dollars, general and administrative

Table of Contests

costs were $18,552 higher in the third quarter of fiscal 2005 compared with the third quarter of fiscal 2004. The increase reflects planned compensation increases compared with the same quarter one year ago. Also, the lost revenue associated with Hurricane Rita impacted general and administrative margins.

On a year-to-date basis, general and administrative expenses increased as a percentage of total sales 20 basis points to 8.5% as compared with 8.3% in the same 39-week period one year ago. In absolute dollars, general and administrative costs were $345,988 higher in the 39-week period of fiscal 2005 compared with the same 39-week period in fiscal 2004. The increase reflects a rise in health insurance expense, legal, audit fees and SEC reporting costs. Legal expense reflects an unusually high level of litigation expense as the Company successfully defended an employee lawsuit. The increase also reflects planned compensation and bonus increases compared with the same 39-week period one year ago.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization expense increased as a percentage of total sales 70 basis points to 3.6% as compared with 2.9% the same quarter in fiscal 2004. Such expense for the third quarter of fiscal 2005 was $138,930 higher than for the third quarter in fiscal 2004. The increase reflects a prospective adjustment to leasehold amortization (see Accounting Policies in Notes to Consolidated Financial Statements), additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

On a year-to-date basis, depreciation and amortization expense increased 50 basis points to 3.4% of total sales as compared with 2.9% for the same 39-week period a year ago. The 39-week period of fiscal 2005 was $401,796 higher than the 39-week period in fiscal 2004. The increase reflects the prospective adjustment to leasehold amortization described in the preceding paragraph, additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

Loss on Sale of Assets. During the third quarter of fiscal 2005, the Company recorded losses of $159,078 primarily related to the disposition of assets associated with remodeled restaurants. During the third quarter of fiscal 2004, the Company recorded losses of $5,320 related to miscellaneous disposition of assets.

On a year-to-date basis, the Company recorded losses on sale of assets of $292,471 as compared with $29,550 for the same 39-week period a year ago, as explained in the preceding paragraph. The loss also reflects the disposition of an office building that was acquired last year with the Beaumont-based franchisee stores and related assets, the sale of a joint ventured restaurant and miscellaneous disposition of assets.

Other Income (Expense). Net expense decreased $15,994 to $103,560 in the third quarter of fiscal 2005 compared with a net expense of $119,554 in the third quarter of fiscal year 2004. Interest expense decreased $1,801 to $136,437 in the third quarter of fiscal year 2005 compared with interest expense of $138,238 in the third quarter of fiscal year 2004. The Company paid down $750,000 in debt during the third quarter of fiscal 2005. The decrease in interest expense reflects declining debt balances that have been partially offset by an increasing interest rates.

On a year-to-date basis, net expense decreased $6,116 to $329,903 as compared with a net expense of $336,019 in the 39-week period of fiscal 2004. For the 39-week period of fiscal 2005, interest expense increased $13,894 to $423,152 compared with interest expense of $409,258 for the same 39-week period in fiscal 2004. The increase in interest expense reflects increasing interest rates, despite declining debt balances.

Income Tax Expense. The Company’s effective tax rate from continuing operations for the third quarter of fiscal 2005 was 9.1% as compared to 32.6% for the third quarter of fiscal 2004. In the third quarter of fiscal 2005, the Company had significantly lower pretax income from continuing operations primarily due to Hurricane Rita, compared to the third quarter of fiscal 2004. In both quarters, the permanent differences were approximately the same, resulting in a lower effective tax rate in the third quarter of fiscal 2005.

Table of Contests

On a year-to-date basis, the Company’s effective tax rate from continuing operations for the 39-week period of fiscal 2005 was 31.7% as compared to 32.9% for the 39-week period of fiscal 2004. In the 39-week period of fiscal 2005, the Company had lower pretax income from continuing operations compared to the 39-week period of fiscal 2004. In both periods, the permanent differences were approximately the same, resulting in a lower effective tax rate in the 39-week period of fiscal 2005.

Restaurant Closure Costs and Discontinued Operations. No losses from discontinued operations were recorded in the third quarter of fiscal 2005. In the corresponding quarter of fiscal year 2004, the Company recorded losses from discontinued operations related to the 2004 closure or sale of four restaurants and the 2003 closure of one restaurant of $31,008. On a year-to-date basis, the Company recorded losses from discontinued operations of $1,617 for the 39-week period of fiscal 2005 and $246,265 for the 39-week period for fiscal 2004.

Liquidity and Capital Resources

The Company met capital requirements for the 39-week period of fiscal 2005 with cash generated by operations and its cash reserves. In this 39-week period, the Company's operations generated $4.0 million in cash, as compared with $3.8 million in the 39-week period of fiscal 2004. As of October 2, 2005, the Company had a working capital deficit of $1.8 million, compared with a working capital deficit of approximately $1.2 million at January 2, 2005. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During the 39-week period of fiscal 2005, total cash used for capital requirements was approximately $3.0 million. The Company also received approximately $360,000 from the sale of an office building that was acquired last year with the January 2004 acquisition of the Beaumont-based franchisee stores and related assets. The Company opened one new restaurant in Humble, Texas near the end of the second quarter of fiscal 2005. That restaurant is presently exceeding our sales expectations. During the third quarter of fiscal 2005, the Company closed and later reopened one restaurant for extensive remodeling. For the 39-weeks ended October 2, 2005, five restaurants have been moderately remodeled (not requiring closures) and one restaurant parking lot was expanded. The balance of capital expenditures was for necessary replacement of equipment and leasehold improvements in various older restaurants and certain light remodels. Recently, the Company signed a new lease for a restaurant it plans to open during the first quarter of fiscal 2006. The Company’s management still anticipates that it will spend approximately $1.3 million for capital expenditures during the fourth quarter of fiscal 2005, or approximately $4.3 million for fiscal year 2005. Annual capital expenditures will be approximately $200,000 higher than planned due to Hurricane Rita.

Over the last several years, the Company incurred additional debt to carry out acquisitions, to develop new restaurants, to remodel existing restaurants, and to repurchase its common stock, as well as to accommodate other working capital needs. During the 39-week period of fiscal 2005, the Company paid down $1,250,000 of its indebtedness, $500,000 more than required by its loan agreement. During the balance of fiscal year 2005, the Company anticipates that it will use excess cash flow to pay down approximately $250,000 of additional indebtedness.

On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Bank of America, CNL Franchise Network, LP (“CNL’) and the sellers of the Beaumont-based franchise restaurants. Bank of America provided $3.1 million of the acquisition by amending its credit facility with Mexican Restaurants, Inc. The real estate of six of the acquired restaurants was concurrently sold to CNL for $8.325 million in a sale-leaseback transaction. The sellers accepted $3.0 million in notes from the Company for the balance of the purchase price. The seller notes pay interest only for five years, with $1.5 million in principal due on January 7, 2009 and $1.5 million in principal amortizing over an additional five years.

13

On January 7, 2004, the Company amended its $10.0 million credit facility with Bank of America to accommodate the acquisition of the Beaumont-based franchise restaurants. The amended credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on December 31, 2008. The credit facility also includes a $5.0 million revolving line of credit that matures on January 7, 2007. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.75% on the unused portion of the revolver from the date of the credit agreement. As of October 2, 2005, the Company had $2.750 million outstanding on the credit facility and $3.0 million in notes for a total indebtedness of $5.750 million.

On April 1, 2005, the Company and Bank of America amended the $10.0 million credit facility to accommodate the Company’s growth plans. The amendment allows for additional capital expenditures, revised certain covenant ratios, increased the amount of allowable stock repurchases, and extended the maturity date of the revolving line of credit to January 7, 2009. Effective June 30, 2005, the Company and Bank of America further amended the $10.0 million credit facility to revise certain ratios effected by Hurricane Rita and the Company’s stock repurchase program, and to lower the applicable interest rate margins. The Company is in full compliance with all debt covenants as amended. The Company expects to be in compliance with all debt covenants throughout fiscal year 2005.

On May 9, 2005, the Company announced its plan to implement a limited stock repurchase program in a manner permitted under its bank financing agreement. Under this program, the Company could spend up to $1.0 million over the next 12 months (not to exceed $500,000 in any one quarter) to repurchase outstanding shares of its common stock. On September 7, 2005, the Company’s Board of Directors approved an increase of $1,000,000 to its stock repurchase program announced on May 9, 2005.  The Company has entered into a repurchase plan designed to comply with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934 under which an agent appointed by the Company will determine the time, amount, and price at which purchases of common stock will be made, subject to certain parameters established in advance by the Company. As of October 2, the Company repurchased 81,300 shares of its common stock for a total price of $750,267. During this same period, Company employees exercised 117,472 options and the Company received $419,119 in net proceeds. The shares acquired are being held for general corporate purposes, including the offset of the dilutive effect on shareholders from the exercise of stock options.

The Company’s management believes that with its operating cash flow and the Company’s revolving line of credit with Bank of America, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and new restaurant growth through the end of the 2005 fiscal year. Unless the Company violates an important debt covenant, the Company’s credit facility with Bank of America is not subject to triggering events that would cause the credit facility to become due sooner than the maturity dates described in the previous paragraphs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not have or participate in transactions involving derivative, financial and commodity instruments. A portion of the Company’s long-term debt bears interest at floating market rates. Based on the amount outstanding at October 2, 2005, a 1% change in interest rates would change interest expense by $6,875 per quarter.

Table of Contests

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer together with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon the evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

(b) Change in Internal Control over Financial Reporting

No change in the Company’s control over financial reporting or in other factors that could significantly affect this control occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contests

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of shares of its Common Stock in the open market during the quarter ended October 2, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs

8/18/2005-8/23/2005	52,800	$9.46	52,800	(1)

(1)
Under a share repurchase program approved by the Board of Directors of the Company on May 2, 2005, and amended September 7, 2005, the Company is authorized to repurchase up to $2,000,000 in maximum aggregate amount of the Company’s Common Stock (not to exceed repurchases up to $500,000 in any one quarter). The repurchase program is designed to comply with Rules 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934 under which an agent appointed by the Company will determine the time, amount, and price at which purchases of common stock will be made, subject to certain parameters established in advance by the Company. As of October 2, 2005, the Company has $1,249,733 of repurchase authority remaining.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting of shareholders on Tuesday, November 8, 2005. At the special meeting, the Company’s shareholders took the following actions:

By a vote of 2,603,209 for; 44,027 against and 200 withheld, the shareholders approved the Company’s 2005 Long Term Incentive Plan. The 2005 Long Term Incentive Plan provides for the grant of options and other forms of equity-based awards to employees and directors of the Company at the discretion of the Company’s Compensation/Stock Option Committee. A total of 350,000 shares are to be reserved for issuance under the plan.

Item 6. Exhibits

Exhibit Number	Document Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 1, 3 and 5 of this Part II are not applicable and have been omitted.

Table of Contests

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mexican Restaurants, Inc.

Dated: November 16, 2005	By: /s/ Curt Glowacki
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)

Dated: November 16, 2005	By: /s/ Andrew J. Dennard
Andrew J. Dennard
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
(Principal Accounting Officer)

Table of Contests