Form 10-K
period 2006-01-01
MEXICAN RESTAURANTS INC
filed 2006-03-30
CIK 1009244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended January 1, 2006

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
Common Stock, $.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   No X

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq Small Cap Market on July 3, 2005, the last business day of the Registrant’s most recently completed second quarter, was $14,026,756. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

Number of shares outstanding of the Registrant’s Common Stock, as of March 28, 2006: 3,356,977 shares of Common Stock, par value $.01.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Company’s definitive proxy statement in connection with the 2006 Annual Meeting of Shareholders to be held May 23, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Mexican Restaurants, Inc. and its subsidiaries (the “Company”), its restaurants, area developers and franchisees to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; area developers’ adherence to development schedules; changes in, or the failure to comply with government regulations; regional weather conditions or weather-related events; construction schedules; and other factors referenced in the Form 10-K. The use in this Form 10-K of such words as “believes”, “anticipates”, “expects”, “intends”, “plans” and similar expressions with respect to future activities or other future events or conditions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees, its area developers, and franchisees and the manner in which they operate and develop stores in light of various factors, including those set forth above.

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

PART I

ITEM 1.  BUSINESS

General

Mexican Restaurants, Inc. (the “Company”) operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé®, Monterey’s Tex-Mex Café®, Monterey’s Little Mexico®, Tortuga Coastal Cantina®, La Señorita® and Crazy Jose’s®. The Casa Olé, Monterey, Tortuga, La Señorita and Crazy Jose’s concepts have been in business for 34, 51, 12, 27 and 19 years, respectively. Today the Company operates 60 restaurants, franchises 18 restaurants and licenses one restaurant in various communities across Texas, Louisiana, Oklahoma and Michigan. The Casa Olé, Monterey, La Señorita and Crazy Jose’s restaurants are designed to appeal to a broad range of customers, and are located primarily in small and in medium-sized communities and middle-income areas of larger markets. The Tortuga Coastal Cantina restaurants also are designed to appeal to a broad range of customers and are located primarily in Houston suburban markets. The restaurants offer fresh, quality food, affordable prices, friendly service and comfortable surroundings. Menus feature a variety of traditional Mexican and Tex-Mex selections, complemented by the Company's own original Mexican-based recipes, designed to have broad appeal. The Company believes that the established success of the Company in existing markets, its focus on middle-income customers, and the skills of its management team provide significant opportunities to realize the value inherent in the Mexican restaurant market and increase revenues in existing markets.

The Company was incorporated under the name “Casa Olé Restaurants, Inc.” under the laws of the State of Texas in February 1996, and had its initial public offering of Common Stock in April 1996. In May 1999, the Company changed its corporate name to Mexican Restaurants, Inc. The Company operates as a holding company and conducts substantially all of its operations through its subsidiaries. All references to the Company include the Company and its subsidiaries, unless otherwise stated.

Since its inception as a public company, the Company has primarily grown through the acquisition of other Mexican food restaurant companies. In July 1997, the Company purchased all of the outstanding stock of Monterey’s Acquisition Corp. (“MAC”). At the time of the acquisition, MAC owned and operated 26 restaurants in Texas and Oklahoma under the names “Monterey’s Tex-Mex Café,” “Monterey’s Little Mexico” and “Tortuga Coastal Cantina.”

In April 1999, the Company purchased 100% of the outstanding stock of La Señorita Restaurants, a Mexican restaurant chain operated in the State of Michigan. The Company purchased the shares of common stock of La Señorita for $4.0 million. The transaction was funded with the Company’s revolving line of credit with Bank of America. At the time of the acquisition, La Señorita operated five company-owned restaurants, and three franchise restaurants.

    On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee and affiliates for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Fleet National Bank, CNL and the sellers. The restaurants acquired include eight Casa Olé restaurants located in Southeast Texas, two Casa Olé restaurants located in Southwest Louisiana, and three Crazy Jose’s restaurants located in Southeast Texas.

On October 14, 2004, the Company completed its purchase of one franchise restaurant in Brenham, Texas for approximately $215,000. The restaurant was closed, remodeled and re-opened on November 22, 2004.

Strategy and Concept

The Company’s objective is to be perceived as a value leader in the Mexican theme segment of the full-service casual dining marketplace. To accomplish this objective, the Company has developed strategies designed to achieve and maintain high levels of customer loyalty, frequent patronage and profitability. The key strategic elements are:

•	Offering consistent, high-quality, original recipe Mexican menu items that reflect both national and local taste preferences;

•	Pricing its menu offerings at levels below many family and casual-dining restaurant concepts;

•	Selecting, training and motivating its employees to enhance customer dining experiences and the friendly casual atmosphere of its restaurants;

•	Providing customers with the friendly, attentive service typically associated with more expensive casual-dining experiences; and

•	Reinforcing the perceived value of the dining experience with a comfortable and inviting Mexican decor.

Menu. The Company’s restaurants offer high-quality products with a distinctive, yet mild taste profile with mainstream appeal. Fresh ingredients are a critical recipe component, and the majority of menu items are prepared daily in the kitchen of each restaurant from original recipes.

The menus feature a wide variety of entrees including enchiladas, combination platters, burritos, fajitas, coastal seafood and other house specialties. The menu also includes soup, salads, appetizers and desserts. From time to time the Company also introduces new dishes designed to keep the menus fresh. Alcoholic beverages are served as a complement to meals and represent a range of less than 5% of sales at its more family-oriented locations, and up to 20% in its more casual-oriented dining locations. At Company-owned restaurants the dinner menu entrees presently range in price from $4.99 to $15.95, with most items priced between $5.95 and $9.95. Lunch prices at most Company-owned restaurants presently range from $4.99 to $8.95.

Atmosphere and Layout. The Company emphasizes an attractive interior and exterior design for each of its restaurants. The typical restaurant has an inviting and interesting Mexican exterior. The interior decor is comfortable Mexican in appearance to reinforce the perceived value of the dining experience. Stucco, tile floors, carpets, plants and a variety of paint colors are integral features of each restaurant's decor. These decor features are incorporated in a floor plan designed to provide a comfortable atmosphere. The Company’s restaurant designs are sufficiently flexible to accommodate a variety of available sites and development opportunities, such as malls, end-caps of strip shopping centers and free standing buildings, including conversions to the Company’s restaurant design. The restaurant facility is also designed to serve a high volume of customers in a relatively limited period of time. The Company's restaurants typically range in size from approximately 4,000 to 5,600 square feet, with an average of approximately 4,500 square feet and a seating capacity of approximately 180.

Growth Strategy

The Company believes that the unit economics of the various restaurant concepts of the Company, as well as their value orientation and focus on middle income customers, provide significant potential opportunities for growth. The Company’s long-standing strategy to capitalize on these growth opportunities has been comprised of two key elements:

Improve Same Restaurant Sales and Profits. The Company’s first growth opportunity is to improve the sales and controllable income of existing restaurants (controllable income consists of restaurant sales less food and beverage expenses, labor and controllable expenses, such as utilities and repair and maintenance expenses, but excludes advertising and occupancy expenses). This is accomplished through an emphasis on restaurant operations, coupled with improving marketing, purchasing and other organizational efficiencies (see “Restaurant Operations” below). During fiscal year 2006, the Company expects to focus on improving sales and profitability so that it can maximize free cash flow, which it will use to pay off debt, remodel existing restaurants, build new restaurants, acquire existing franchise restaurants and to make repurchases of its common stock when it determines such repurchases are a prudent use of its capital.

Increased Penetration of Existing Markets. The Company’s second growth opportunity is, when it believes market conditions warrant, to increase the number of restaurants in existing Designated Market Areas (“DMAs”) and to expand into contiguous new markets. The DMA concept is a mapping tool developed by the A.C. Nielsen Co. that measures the size of a particular market by reference to communities included within a common television market. The Company's objective in increasing the density of Company-owned restaurants within existing markets is to improve operating efficiencies in such markets and to realize improved overhead absorption. In addition, the Company believes that increasing the density of restaurants in both Company-owned and franchised markets will assist it in achieving effective media penetration while maintaining or reducing advertising costs as a percentage of revenues in the relevant markets. The Company believes that careful and prudent site selection within existing markets will avoid cannibalization of the sales bases of existing restaurants.

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

The restaurant industry is a competitive and fragmented business. Moreover, the restaurant industry is characterized by a high initial capital investment. Our focus is not on new restaurant expansion just to generate additional sales, but a balanced approach that emphasizes same-restaurant sales growth and selective new restaurant development and acquisitions of existing franchise restaurants. During fiscal 2005, the Company opened one new restaurant and closed, remodeled and re-opened an existing restaurant. The Company plans to build two new restaurants in fiscal year 2006, as well as significantly remodel one existing restaurant and moderately remodel eight existing restaurants.

     The Company anticipates it will continue to selectively acquire existing franchised restaurants from time to time when such opportunities arise, as well as actively promote the development of new franchise restaurants (see “Franchising” below). Further, the Company will continue to review potential strategic acquisitions within the Mexican food restaurant industry that would complement our existing corporate culture.

Site Selection

When developing new restaurant sites, senior management of the Company devotes significant time and resources to analyzing prospective sites for the Company’s restaurants. Senior management has also created and utilizes a site selection committee, which reviews and approves each site to be developed. In addition, the Company conducts customer surveys to define precisely the demographic profile of the customer base of each of the Company’s restaurant concepts. The Company’s site selection criteria focus on:

1)	matching the customer profile of the respective restaurant concept to the profile of the population of the target local market;

2)	easy site accessibility, adequate parking, and prominent visibility of each site under consideration;

3)	the site’s strategic location within the marketplace;

4)	the site’s proximity to the major concentration of shopping centers within the market;

5)	the site’s proximity to a large employment base to support the lunch segment; and

6)	the impact of competition from other restaurants in the market.

The Company believes that a sufficient number of suitable sites are available for contemplated Company and franchise development in existing markets. Based on its current planning and market information, the Company plans to open two new restaurants in fiscal year 2006. The anticipated total investment for a 4,200 to 5,600 square foot restaurant, including land, building, equipment, signage, site work, furniture, fixtures and decor ranges between $1.4 and $2.1 million (including capitalized lease value). Additionally, training and other pre-opening costs are anticipated to approximate $50,000 to $100,000 per location. The cost of developing and operating a Company restaurant can vary based upon fluctuations in land acquisition and site improvement costs, construction costs in various markets, the size of the particular restaurant and other factors. Although the Company anticipates that development costs associated with near-term restaurants will range between $1.4 and $2.1 million, there can be no assurance of this. Where possible, the Company uses build to suit, lease conversion or sale and leaseback transactions in an effort to limit its cash investment to approximately $550,000 per location.

Restaurant Operations

Management and Employees. The management staff of each restaurant is responsible for managing the restaurant's operations. Each Company-owned restaurant operates with a general manager, one or more assistant managers and a kitchen manager or a chef. Including managers, restaurants have an average of 50 full-time and part-time employees. The Company historically has spent considerable effort developing its employees, allowing it to promote from within. As an additional incentive to its restaurant management personnel, the Company has a bonus plan in which restaurant managers can receive monthly bonuses based on a percentage of their restaurants’ controllable profits.

The Company’s regional supervisors, who report directly to the Company’s Directors of Operation, offer support to the store managers. Each supervisor is eligible for a monthly bonus based on a percentage of controllable profits of the stores under their control.

As of January 1, 2006, the Company employed approximately 3,171 people, of whom approximately 3,120 were restaurant personnel at the Company-owned restaurants and 51 were corporate personnel. The Company considers its employee relations to be good. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company’s employees are not covered by a collective bargaining agreement.

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

Marketing and Advertising. The Company believes that when media penetration is achieved in a particular market, investments in radio and television advertising can generate significant increases in revenues in a cost-effective manner. During fiscal 2005, the Company spent approximately 3.0% of restaurant revenues on various forms of advertising and plans to spend a comparable amount in fiscal 2006. Besides radio and television, the Company makes use of in-store promotions, involvement in community activities, and customer word-of-mouth to maintain their performance.

Purchasing. The Company strives to obtain consistent quality products at competitive prices from reliable sources. The Company works with its distributors and other purveyors to ensure the integrity, quality, price and availability of the various raw ingredients. The Company researches and tests various products in an effort to maintain quality and to be responsive to changing customer tastes. The Company operates a centralized purchasing system that is utilized by all of the Company-owned restaurants and is available to the Company's franchisees. Under the Company's franchise agreement, if a franchisee wishes to purchase from a supplier other than a currently approved supplier, it must first submit the products and supplier to the Company for approval. Regardless of the purchase source, all purchases must comply with the Company's product specifications. The Company’s ability to maintain consistent product quality throughout its operations depends upon acquiring specified food products and supplies from reliable sources. Management believes that all essential food and beverage products are available from other qualified sources at competitive prices.

Franchising

The Company currently has 10 franchisees operating a total of 18 restaurants and one licensee operating one restaurant. Most franchisees operate one or two restaurants. No new franchise restaurants were opened during fiscal 2005. In fiscal year 2004, one new franchise restaurant was opened, one was closed, and 11 franchise restaurants were sold to the Company. The Company’s largest franchisee, based in Beaumont, sold its 10 Casa Olé restaurants, three Crazy Jose’s restaurants, and related assets to the Company on January 7, 2004, and a Casa Olé franchisee sold its Brenham, Texas restaurant to the Company on October 14, 2004.

Franchising allows the Company to expand the number of stores and penetrate markets more quickly and with less capital than developing Company-owned stores. The Company has the first right of refusal when a franchisee decides to sell its restaurant(s). Historically, the Company has selectively acquired franchisee restaurants when reasonably available. At the same time, the Company plans to expand its base of franchise restaurants. Consequently, in 2004 the Company updated its Casa Olé and La Señorita Uniform Franchise Offering Circular (“UFOC”) in order to pursue new franchisees.

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

Franchise Agreements. The Company enters into a franchise agreement with each franchisee that grants the franchisee the right to develop a single store within a specific territory at a site approved by the Company. The franchisee then has limited exclusive rights within the territory. Under the Company's current standard franchise agreement, the franchisee is required to pay a franchise fee of $25,000 per restaurant. The current standard franchise agreement provides for an initial term of 15 years (with a limited renewal option) and payment of a royalty of 3% to 5% of gross sales. The termination dates of the Company's franchise agreements with its existing franchisees currently range from 2006 to 2015.

Franchise agreements are not assignable without the prior written consent of the Company. Also, the Company retains rights of first refusal with respect to any proposed sales by the franchisee. Franchisees are not permitted to compete with the Company during the term of the franchise agreement and for a limited time, and in a limited area, after the term of the franchise agreement. The enforceability and permitted scope of such noncompetition provisions varies from state to state. The Company has the right to terminate any franchise agreement for certain specific reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws, however, limit the ability of a franchisor to terminate or refuse to renew a franchise. See "Item 1. Business—Government Regulation".

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

Area Developers. The area development agreement is an extension of the standard franchise agreement. The area development agreement provides area developers with the right to execute more than one franchise agreement in accordance with a fixed development schedule. Restaurants established under these agreements must be located in a specific territory in which the area developer will have limited exclusive rights. Area developers pay an initial development fee generally equal to the total initial franchise fee for the first franchise agreement to be executed pursuant to the development schedule plus 10% of the initial franchise fee for each additional franchise agreement to be executed pursuant to the development schedule. Generally the initial development fee is not refundable, but will be applied in the proportions described above to the initial franchise fee payable for each franchise agreement executed pursuant to the development schedule. New area developers will pay monthly royalties for all restaurants established under such franchise agreements on a declining scale generally ranging from 5% of gross sales for the initial restaurant to 3% of gross sales for the fourth restaurant and thereafter as additional restaurants are developed. Area development agreements are not assignable without the prior written consent of the Company. The Company will retain rights of first refusal with respect to proposed sales of restaurants by the area developers. Area developers are not permitted to compete with the Company. As described above, the enforceability and permitted scope of such noncompetition provisions may vary from state to state. If an area developer fails to meet its development schedule obligations, the Company can, among other things, terminate the area development agreement or modify the territory in the agreement. These termination rights may be limited by applicable state franchise laws. The Company is currently seeking new area developers. One area developer, a Beaumont-based franchisee, sold its 10 Casa Ole franchise restaurants and related assets to the Company on January 7, 2004 (the Company also purchased three Crazy Jose’s restaurants in the same transaction). The Company currently has two area developers operating a total of four and three restaurants, respectively.

Competition

The restaurant industry is intensely competitive. Competition is based upon a number of factors, including concept, price, location, quality and service. The Company competes against a broad range of other family dining concepts, including those focusing on various other types of ethnic food, as well as local restaurants in its various markets. The Company also competes against other quick service and casual dining concepts within the Mexican and Tex-Mex food segment. Many of the Company's competitors are well established and have substantially greater financial and other resources than the Company. Some of the Company's competitors may be better established in markets where the Company’s restaurants are or may be located. Also, the Company competes for qualified franchisees with franchisors of other restaurants and various other concepts.

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

Alcoholic beverage control regulations require each of the Company’s restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the Company's restaurants, including minimum age of patrons drinking alcoholic beverages and of employees serving alcoholic beverages, training, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The Company is also subject to "dramshop" statutes that generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment determined to have wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. Additionally, within thirty days of employment by the Company, each Texas employee of the Company who serves alcoholic beverages is required to attend an alcoholic seller training program that has been approved by the Texas Alcoholic Beverage Commission and endorsed by the Texas Restaurant Association and that endeavors to educate the server to detect and prevent overservice, as well as underage service, of the customers at the Company’s restaurants.

In connection with the sale of franchises, the Company is subject to the United States Federal Trade Commission rules and regulations and state laws that regulate the offer and sale of franchises and business opportunities. The Company is also subject to laws that regulate certain aspects of such relationships. To date, the Company has had no claims with respect to its programs and, based on the nature of any potential compliance issues identified, does not believe that compliance issues associated with its historic franchising programs will have a material adverse effect on its results of operations or financial condition. The Company believes that it is operating in substantial compliance with applicable laws and regulations that govern franchising programs.

The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. The Company is required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

The Company is subject to various local, state and federal laws regulating the discharge of pollutants into the environment. The Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations. The Company conducts environmental audits of each proposed restaurant site in order to determine whether there is any evidence of contamination prior to purchasing or entering into a lease with respect to such site. To date, the Company's operations have not been materially adversely affected by the cost of compliance with applicable environmental laws.

Trademarks, Service Marks and Trade Dress

The Company believes its trademarks, service marks and trade dress have significant value and are important to its marketing efforts. It has registered the trademarks for “Casa Olé”, “Casa Olé Mexican Restaurant”, “Monterey’s Tex-Mex Café”, “Monterey’s Little Mexico”, “Tortuga Cantina”, “La Señorita” and “Crazy Jose’s” with the U.S. Patent and Trademark Office.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors as well as the other information contained or incorporated by reference in this report, as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all of our potential risks or uncertainties.

Seasonal Fluctuations in Sales and Earnings Affect Our Quarterly Results. Our sales and earnings fluctuate seasonally. Historically our highest sales and earnings have occurred in the second and third calendar quarters, which we believe is typical of the restaurant industry and consumer spending patterns in general. In addition, quarterly results have been and, in the future are likely to be, substantially affected by the timing of new restaurant openings. Because of the seasonality of our business and the impact of new restaurant openings, results for any calendar quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Inflation May Adversely Impact Our Net Income.  We believe that inflation impacted net income during fiscal year 2005. Substantial increases in utility expenses, energy-related materials such as paper supplies, and health insurance costs had a marked impact on our operating results to the extent such increases could not be passed along to customers. There can be no assurance that we will not experience the same inflationary impact in the future. If operating expenses increase, our management intends to attempt to recover increased costs by increasing prices to the extent deemed advisable in light of competitive conditions.

    An Increase In Our Interest Rates May Adversely Impact Net Income. Our exposure to interest rate fluctuations is limited to our outstanding bank debt with Bank of America. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, we are impacted by changes in the prime rate and LIBOR. As of January 1, 2006, we had $2.5 million outstanding on our credit facility with Bank of America. We are presently in full compliance with all debt covenants as amended. We expect to be in compliance with all debt covenants in fiscal year 2006. As of January 1, 2006, we also had $3.0 million in notes which have a fixed interest rate of 7.0% (See Note 3 in the accompanying Consolidated Financial Statements). We plan to prepay $2.5 million in notes on March 31, 2006 by borrowing from our Bank of America credit facility.

Our Financial Covenants Could Adversely Affect Our Ability to Borrow. Under our current credit agreement with Bank of America, we are subject to certain reporting requirements and financial covenants, including requirements that we maintain minimum levels of net worth and various financial ratios. Although we are currently in compliance with such financial covenants, an erosion of our business could place us out of compliance in future periods. Potential remedies for the lender if we are not in compliance include declaring all outstanding amounts immediately payable, terminating commitments and enforcing any liens; however, in the event of any future noncompliance we may seek a waiver from such lender. See Note 3, Long-term Debt, of Notes to Consolidated Financial Statements.

Rising Insurance Costs Could Negatively Impact Our Profitability. We are insured against a variety of uncertainties. While the cost of certain insurance coverages increased in 2005, we were able to negotiate lower premium costs for other insurance coverages, and in general, were able to minimize the overall increase and impact of all total insurance costs to us. Each year, we renew our insurance coverages. While we try to be proactive in our efforts to control insurance costs, market forces beyond our control may thwart our ability to manage these costs. For example, we expect insurance premiums for property and casualty insurance to increase in light of the impact of Hurricane Rita on the Texas and Louisiana Gulf Coast. An increase in premiums could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve our operating efficiencies.

Our Small Restaurant Base and Geographic Concentration Make Our Operations More Susceptible to Local Economic Conditions. The results achieved to date by our relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a more geographically dispersed area. Because of our relatively small restaurant base, an unsuccessful new restaurant could have a more significant effect on our results of operations than would be the case in a company owning more restaurants. Additionally, given our present geographic concentration (all of our company-owned units are currently in Texas, especially along the Gulf Coast region, Oklahoma, Louisiana and Michigan), results of operations may be adversely affected by economic or other conditions in the region, such as hurricanes, and any adverse publicity in the region relating to our restaurants could have a more pronounced adverse effect on our overall sales than might be the case if our restaurants were more broadly dispersed.

Our Management and Directors Hold a Majority of the Common Stock. Approximately 69.3% of our Common Stock and rights to acquire Common Stock are beneficially owned or held by Larry N. Forehand, David Nierenberg, Michael D. Domec and Louis P. Neeb, directors and/or executive officers. As a result, these individuals have substantial control over matters requiring shareholder approval, including the election of directors.

Competition May Adversely Affect Our Operations and Financial Results. The restaurant industry is highly competitive with respect to price, service, restaurant location and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. We compete within each market against other family dining concepts, as well as quick service and casual dining concepts, for customers, employees and franchisees. Several of our competitors operate more restaurants and have significantly greater financial resources and longer operating histories than we do. Our inability to successfully compete with the other restaurants in our markets could prevent us from increasing or sustaining our revenues and profitability and result in a material adverse effect on our business, financial condition, results of operations or cash flows.

Changes in General Economic and Political Conditions Affect Consumer Spending and May Harm Our Revenues and Operating Results. The United States experienced an economic expansion throughout most of 2005, including Texas where the majority of our restaurants operate. Although the forecast for 2006 is generally favorable, there are a few significant economic developments that could weaken economic conditions. Rising fuel and energy costs could reduce consumers’ level of discretionary spending. A decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the continued responses to the terrorist attacks on the United States, possible future terrorist attacks and the conflict in Iraq and its aftermath may exacerbate current economic conditions and lead to a weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

Implementing Our Growth Strategy May Strain its Resources. Our ability to expand by adding Company-owned and franchised restaurants will depend on a number of factors, including the availability of suitable locations, the ability to hire, train and retain an adequate number of experienced management and hourly employees, the availability of acceptable lease terms and adequate financing, timely construction of restaurants, the ability to obtain various government permits and licenses and other factors, some of which are beyond our control. The opening of additional franchised restaurants will depend, in part, upon the ability of existing and future franchisees to obtain financing or investment capital adequate to meet their market development obligations. Based on our experience in attempting to grow outside our existing markets, we have found there can be limited consumer acceptance and that the cost of such efforts can have a material adverse impact on our financial results.

Shares Eligible for Future Sale Could Adversely Impact the Stock Price. Sales of substantial amounts of shares in the public market could adversely affect the market price of our Common Stock. In connection with our 1996 initial public offering, we granted limited registration rights to holders of warrants granted by us and Larry N. Forehand to Louis P. Neeb, Tex-Mex Partners, L.C. and a former officer to register the 757,465 underlying shares of Common Stock subject to such warrants in connection with registrations otherwise undertaken by us. Such warrants have an exercise price of $10.90 per share. If we register these shares and these shareholders are able to sell a large portion of their holdings on the open market at one time, the market price of the Common Stock will likely decline. In any event, the market price of the Common Stock could be subject to significant fluctuations in response to our operating results and other factors. These warrants will expire on April 24, 2006.

Litigation Could Have a Material Adverse Effect on Our Business. From time to time we are subject of complaints or litigation from guests alleging food-borne illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether it is liable. We are also subject to complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a materially adverse effect on our business.

We are subject to state “dramshop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. Although we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses. Keeping up-to-date and in compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, has required an increased amount of management attention and external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In fiscal year 2005, the Company's executive offices were located in approximately 10,015 square feet of office space in Houston, Texas. The offices are currently leased by the Company from Gillett Properties, Ltd., under a gross lease (where the landlord pays utilities and property taxes) expiring in December 2009, with rental payments of $10,500 per month. See "Notes to Consolidated Financial Statements—Related Party Transactions." The Company believes that its properties are generally well maintained, in good condition and adequate for its operations. Further, the Company believes that suitable additional or replacement space under comparable terms will be available if required.

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

The Company owns the land and buildings of one restaurant location; all remaining locations are leased. In fiscal year 2005, the Company sold an office building for $360,000, net of closing costs, that was acquired last year with the

Beaumont-based franchisee stores and related assets. In fiscal year 2004, the Company sold a previously closed restaurant in Plainview, Texas for $422,000 in cash.

During fiscal year 2005, the Company opened one new restaurant and closed one under-performing restaurant that the Company plans to sublease. During fiscal year 2004, the Company acquired eleven franchise restaurants and closed four under-performing restaurants, for which two of the leases have expired, one in which the property was subleased, and one in which the leasehold interest was sold. During fiscal year 2003, the Company opened one new restaurant and closed one under-performing restaurant (lease expired in June of 2004).

Restaurant Locations

At January 1, 2006, the Company had 60 Company-operated restaurants, 18 franchise restaurants and one licensed restaurant. As of such date, the Company operated and franchised 42 Casa Olé restaurants in the State of Texas and four in the State of Louisiana; operated four Monterey’s Tex-Mex Café restaurants in the State of Oklahoma; operated and licensed 15 Monterey’s Little Mexico restaurants in the State of Texas; operated five Tortuga Coastal Cantina restaurants in the State of Texas; operated three Crazy Jose’s in the State of Texas, and also operated and franchised six La Señorita restaurants in the State of Michigan. The Company’s portfolio of restaurants is summarized below:

Casa Olé
	Company-operated	29	Leased
	Franchisee-operated	17
	Concept total	46

Monterey’s Tex-Mex Café
	Company-operated	4	Leased
	Concept total	4

Monterey’s Little Mexico
	Company-operated	14	Leased
	Licensee-operated	1
	Concept total	15

Tortuga Coastal Cantina
	Company-operated	5	Leased
	Concept total	5
La Señorita
	Company-operated	5	Leased
	Franchisee-operated	1
	Concept total	6
Crazy Jose’s
	Company-operated	3	Leased
	Concept total	3

	System total	79

ITEM 3. LEGAL PROCEEDINGS

The Company is involved from time to time in litigation relating to claims arising from its operations in the normal course of business. Management believes that the ultimate disposition of all uninsured matters resulting from existing litigation will not have a material adverse effect on the Company’s business or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 8, 2005, the Company held a Special Meeting of Shareholders, in which the Company’s shareholders approved a proposal to adopt and approve the Mexican Restaurants, Inc. 2005 Long Term Incentive Plan. There were 2,603,209 votes for, 44,027 against and 200 votes withheld. There were no abstentions or broker non-votes on this proposal.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. The Company’s Common Stock trades on the Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol “CASA.” The following table sets forth the range of quarterly high and low reported sale prices of the Company’s Common Stock on the Nasdaq Small Cap Market during each of the Company’s fiscal quarters since the end of the Company’s 2003 fiscal year.

	HIGH	LOW
Fiscal Year 2004:
First Quarter (ended March 28, 2004)	4.88	3.65
Second Quarter (ended June 27, 2004)	7.00	5.05
Third Quarter (ended September 26, 2004)	9.25	6.49
Fourth Quarter (ended January 2, 2005)	9.42	7.87

Fiscal Year 2005:
First Quarter (ended April 3, 2005)	10.50	8.50
Second Quarter (ended July 3, 2005)	10.42	7.79
Third Quarter (ended October 2, 2005)	10.50	8.69
Fourth Quarter (ended January 1, 2006)	12.06	9.17

Fiscal Year 2006:
First Quarter (as of March 28, 2006)	13.33	10.00

Holders. As of March 28, 2006, the Company estimates that there were approximately 850 beneficial owners of the Company’s Common Stock, represented by approximately 50 holders of record, and 3,356,977 shares of Common Stock outstanding.

Issuer Purchases. During its fiscal 2005 fourth quarter, the Company purchased 100,000 shares of its Common Stock.

During 2005, the Company purchased 181,300 shares of its common stock at a cost of approximately $1.7 million. The following table contains information for shares repurchased during the fourth quarter of 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number Of Shares (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans Or Programs
Oct. 3, 2005 - Oct. 30, 2005	0		0	$1,249,733
Oct. 31, 2005 - Nov. 27, 2005	100,000	9.88	181,300	$261,733
Nov. 28, 2005 - Jan. 1, 2006	0		0	$261,733

Dividends. Since its 1996 initial public offering, the Company has not paid cash dividends on its Common Stock. The Company intends to retain earnings of the Company to support operations, to finance expansion and pay down its debt, and does not intend to pay cash dividends on the Common Stock for the foreseeable future. In addition, the Company’s current credit agreement prohibits the payment of any cash dividends. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company’s financial condition, the ability to do so under then-existing credit agreements and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Consolidated Financial Statements and the related Notes thereto included in Item 8. hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. hereof.

Fiscal Years
(In thousands, except share and per share amounts)

	2001	2002	2003	2004	2005
Income Statement Data:
Revenues:
Restaurant sales	$55,237	$52,927	$52,882	$77,027	$79,975
Franchise fees, royalties and other	1,393	1,181	1,139	753	694
Business interruption	--	105	--	--	534
	56,630	54,213	54,021	77,780	81,203
Costs and expenses:
Cost of sales	15,204	14,306	14,591	21,384	21,849
Restaurant operating expenses	31,432	29,809	30,242	42,904	44,946
General and administrative	5,457	5,198	5,306	6,587	6,942
Depreciation and amortization	2,086	1,882	2,030	2,237	2,778
Asset impairments and restaurant closure Costs	972	--	655	701	-
(Gain) loss on prop.-Hurricane Rita	--	--	--	--	(471)
(Gain) loss on sale of assets	--	(28)	(292)	182	369
	55,151	51,167	52,532	73,995	76,412

Operating income	1,479	3,046	1,489	3,785	4,791
Other income (expense), net	(302)	(85)	(97)	(459)	(404)

Income before income tax expense	1,177	2,961	1,392	3,326	4,387

Income tax expense (benefit)	221	981	490	1,070	1,433
Income from continuing operations	956	1,980	902	2,256	2,954

Discontinued Operations
Loss from discontinued operations, net of taxes	(107)	(276)	(1,937)	(495)	(637)

Net income (loss)	$849	$1,704	($ 1,035)	$1,761	$2,317

Basic income (loss) per share:
Income from continuing operations	$0.27	$0 .57		$0.26	$0.67	$0.87
Loss from discontinued operations	(0.03)	(0.08)		(0.57)	(0.15)	(0.19)
Net income (loss)	$0.24	$0.49	$	(0.31)	$0.52	$0.68

Diluted income (loss) per share:
Income from continuing operations	$0.27	$0.56		$0.26	$0.62	$0.80
Loss from discontinued operations	(0.03)	(0.08)		(0.57)	(0.14)	(0.17)
Net income (loss)	$0.24	$0.48		$(0.31)	$0.48	$0.63

Weighted average shares - Basic	3,520,687	3,447,957		3,384,605	3,388,489	3,415,806

Weighted average shares - Diluted	3,527,291	3,520,769		3,430,380	3,634,849	3,700,876

In fiscal 2001, the Company’s consolidated statements of income and cash flows included goodwill amortization. With the adoption of SFAS No. 142, no goodwill amortization was recorded for fiscal 2002, 2003, 2004 and 2005. The following table provides a reconciliation of reported net income to adjusted net income excluding goodwill amortization:

	2001	2002	2003	2004	2005
	(In thousands except per share amounts)

Reported net income (loss)	$849	$1,704	$(1,035)	$1,761	$2,317
Add back:Goodwill amortization, (net of tax)	284	--	--	--	--
Adjusted net income (loss)	$1,133	$1,704	$(1,035)	$1,761	$2,317

Basic earnings per share:
Reported net income (loss)	$0.24	$0.49	$(0.31)	$0.52	$0.68
Goodwill amortization	0.08	--	--	--	--
Adjusted net income (loss)	$0.32	$0.49	$(0.31)	$0.52	$0.68

Diluted earnings per share:
Reported net income (loss)	$0.24	$0.48	$(0.31)	$0.48	$0.63
Goodwill amortization	0.08	--	--	--	--
Adjusted net income (loss)	$0.32	$0.48	$(0.31)	$0.48	$0.63

	As of the End of Fiscal Years
	2001	2002	2003	2004	2005
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$(3,154)	$(2,736)	$(2,669)	$(1,359)	$(1,632)
Total assets	$30,067	$28,983	$25,861	$32,326	$33,137
Long-term debt, less current portion	$5,573	$3,400	$1,775	$6,000	$4,500
Total stockholders’ equity	$15,717	$16,948	$15,954	$17,868	$18,884

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act. See “Special Note Regarding Forward-Looking Statements” above for additional factors relating to such statements.  The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. Additional information concerning factors that could cause results to differ materially from those in any forward-looking statements is contained under “Item 1A. Risk Factors”.

General Overview

The Company was organized under the laws of the State of Texas in February 1996.  Pursuant to the reorganization of the Company in preparation for its 1996 initial public offering of Common Stock, the shareholders of related prior corporations contributed to the Company all outstanding shares of capital stock of each corporation, and the Company issued to such shareholders in exchange therefore an aggregate of 2,732,705 shares of its Common Stock. The exchange transaction was completed April 1996, and, as a result, the corporations became wholly-owned subsidiaries of the Company, and each shareholder of the Company received a number of shares of Common Stock in the Company.

The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Tex-Mex Café, Monterey’s Little Mexico, Tortuga Coastal Cantina, Crazy Jose’s and La Señorita. At January 1, 2006 the Company operated 60 restaurants, franchised 18 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

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

The consolidated statements of income and cash flows for fiscal years 2005, 2004 and 2003 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations. Consequently, the consolidated statements of income and cash flows for fiscal years 2004 and 2003 shown in the accompanying consolidated financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on total assets, total liabilities, stockholders’ equity or net income.

Fiscal Year

The Company has a 52/53 week fiscal year ending on the Sunday nearest December 31. References in this Report to fiscal 2003, 2004 and 2005 relate to the periods ended December 28, 2003, January 2, 2005 and January 1, 2006, respectively. Fiscal years 2003 and 2005 presented herein consisted of 52 weeks. Fiscal year 2004 presented herein consisted of 53 weeks.

Results of Operations

Fiscal Year 2005 Compared to Fiscal Year 2004 as Adjusted for Discontinued Operations

Revenues. The Company’s revenues for the fiscal year ended January 1, 2006 were up $3.4 million or 4.4% to $81.2 million compared with fiscal year 2004. Restaurant sales for fiscal year 2005 increased $2.9 million or 3.8% to $80.0 million compared with fiscal year 2004, despite being closed a total of 309 store-days during the third and fourth quarters due to the impact of Hurricane Rita. Fiscal year 2005 had 52 weeks of revenue compared to 53 weeks of revenue for fiscal year 2004, resulting in $1.6 million in additional revenue for fiscal 2004. The increase in restaurant sales reflects the opening of one new restaurant and positive same-restaurant sales. The Company has had eight consecutive quarters of positive same-restaurant sales. For fiscal 2005, total system same-restaurant sales increased 3.8%, Company-owned same restaurant sales increased 4.6% and franchise-owned same-restaurant sales increased 1.2% from fiscal year 2004.

Franchise fees, royalties and other decreased $58,991 or 7.8% primarily due to lower royalty income resulting from the closure of a Houston-based franchise restaurant. In the fourth quarter of fiscal 2005, the Company recorded $534,163 of business interruption proceeds related to the Hurricane Rita insurance claim.

Costs and Expenses. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, decreased as a percent of restaurant sales 50 basis points to 27.3% compared with 27.8% in fiscal 2004. The improvement reflects lower dairy, cheese, meat and poultry costs which was partially offset by higher produce, paper and supplies, beverage and liquor costs and fuel surcharges. Beverage costs were higher reflecting the increased sale of bottled products, and liquor costs were higher due to various reduced price promotions.

 Despite positive same-store sales, labor and other related expenses, as a percentage of restaurant sales, remained at 32.8% in fiscal 2005 compared with fiscal 2004, reflecting higher health insurance premiums, training expense and overtime expense associated with post hurricane labor shortages.

Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased in fiscal 2005 as a percentage of restaurant sales 40 basis points to 23.3% as compared with 22.9% in fiscal 2004. The increase reflects higher electricity, natural gas, water and sewer cost, coupons and credit collection expenses.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. General and administrative expenses as a percentage of total sales remained at 8.5% in fiscal 2005 as compared with fiscal 2004. Actual general and administrative expenses increased $354,876. The increase reflects higher legal, audit, health insurance and SEC reporting expenses. Legal expenses reflect an unusually high level of litigation expense as the Company successfully defended one employee lawsuit and successfully negotiated the settlement of another employee lawsuit. Additional legal expenses included updating the Uniform Franchise Offering Circular for Casa Olé and legal expenses associated with the development and adoption of the Mexican Restaurants, Inc. 2005 Long Term Incentive Plan (“LTIP”). The higher audit cost reflects last year’s KPMG audit and subsequent change to new auditors (UHY MANN FRANKFORT STEIN AND LIPP CPA’S, L.L.P.). The increase in SEC reporting costs was primarily due to the LTIP.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization expense increased as a percentage of restaurant sales 50 basis points to 3.4% in fiscal year 2005 as compared with 2.9% in fiscal year 2004. Actual depreciation and amortization expense increased $540,690 in fiscal year 2005 compared with fiscal year 2004. The increase reflects additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

During fiscal year 2005, the Company incurred $77,942 in pre-opening expenses related to the opening of one new restaurant and the re-opening of a remodeled restaurant. In fiscal year 2004, the Company spent $56,478 in pre-opening expenses related to the remodel of one existing restaurant and the remodel of one acquired Casa Olé franchise restaurant.

Hurricane Rita Loss (Gain). On September 24, 2005, Hurricane Rita hit the Gulf Coast area, affecting a number of the Company’s restaurants in that region. The Company subsequently hired an insurance consulting firm to assist management with the filing of its insurance claim. Based on the low range of the consulting firm’s estimate and negotiations with the insurance carrier, the Company recorded an insurance claim of $1.6 million in the fourth quarter of fiscal 2005.

The consolidated statement of operations ended January 1, 2006, includes a separate line item for a gain of $470,702 resulting from assets damaged by Hurricane Rita and other expenses offset by insurance proceeds for the replacement of assets. The Company’s insurers paid $300,000 during the fourth quarter of 2005 and $785,028 in the first quarter of 2006 related to the property damage claim. Additionally, the Company has recognized $534,163 for estimated business interruption proceeds.

(Gain) Loss on Sale of Assets. During fiscal 2005, the Company recorded a loss on the sale of assets of $369,001. The loss was primarily due to the disposition of assets related to the remodel of existing restaurants, the sale of an office building that was acquired in fiscal 2004 in the purchase of the Beaumont-based franchisee stores and related assets and the sale of a joint ventured restaurant. During fiscal 2004, the Company recorded a loss of $182,359 on the disposition of assets, primarily related to the remodel of existing restaurants and sale of a leasehold interest of another existing restaurant.

Other Income (Expense). Net expense decreased $54,915 to $403,864 in fiscal 2005 compared with a net expense of $458,779 in fiscal 2004. Interest expense decreased $32,210 to $521,161 in fiscal 2005 compared with interest expense of $553,371 in fiscal 2004, reflecting a decrease in outstanding debt which was partially offset by higher interest rates.

Income Tax Expense. The Company’s effective tax rate from continuing operations for fiscal 2005 was 32.6% as compared to fiscal year 2004 of 32.2%. In fiscal year 2005, the Company had a higher pretax income from continuing operations compared to fiscal 2004. In both years, the permanent differences were approximately the same, resulting in a slightly higher effective tax rate in fiscal 2005.

Restaurant Closure Costs and Discontinued Operations. In fiscal year 2005, the Company recorded asset impairment and restaurant closure costs of $790,708, all of which is included in discontinued operations related to the 2005 closure of one restaurant pursuant to Statement on Financial Accounting Standards No. 146. In fiscal 2004, the Company recorded asset impairment and restaurant closure costs of $868,580, of which $167,898 related to the fiscal 2004 closure of three restaurants. In fiscal 2003, the Company recorded asset impairment and restaurant closure costs of $2,908,406, of which $2,252,998 related to the fiscal 2003 closure of one restaurant and inclusion of discontinued operations related to the fiscal 2004 closure of three restaurants and the fiscal 2005 closure of one restaurant.

In fiscal 2004, the Company incurred $700,682 of impairment expenses in continuing operations related primarily to four Tortuga restaurants that the Company wanted to position for re-concept to one of the Company’s other Mexican food concepts. Because of improved operating performance, the Company did not re-concept the four Tortuga restaurants in fiscal 2005. In addition, two Monterey’s restaurants, which were impaired in 2003, incurred a small impairment in 2004. These two restaurants will be closed at the expiration of their operating leases.

The circumstances and testing leading to an impairment charge were determined in accordance with SFAS No. 144 which requires that property, plant and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Fiscal 2004 Compared to Fiscal 2003 as Adjusted for Discontinued Operations

Revenues. The Company’s revenues for the fiscal year ended January 2, 2005 were up $23.7 million or 44.0% to $77.8 million compared with fiscal year 2003. Restaurant sales for fiscal year 2004 increased $24.1 million or 45.7% to $77.0 million compared with fiscal year 2003. The increase reflects the January 2004 acquisition of 13 restaurants and related assets from the Company’s Beaumont-based franchisee. The increase also reflects positive same-restaurant sales. Each quarter in fiscal 2004 had positive same-restaurant sales. For fiscal 2004, total system same-restaurant sales increased 3.1%, Company-owned same restaurant sales increased 3.3% and franchise-owned same-restaurant sales increased 2.6% from fiscal year 2003.

Franchise fees, royalties and other decreased $385,975 or 33.9% to $753,293, reflecting lost royalty income from the acquisition of the Beaumont-based franchise restaurants, the acquisition of the Brenham, Texas franchise restaurant, and the closure of a Houston based franchise restaurant.

Costs and Expenses. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased as a percent of restaurant sales 20 basis points to 27.8% compared with 27.6% in fiscal 2003. The increase reflects higher cheese and protein commodity prices.

 Labor and other related expenses decreased as a percentage of restaurant sales 10 basis points to 32.8% compared with 32.9% in fiscal 2003. The decrease in labor as a percentage of restaurant sales reflects labor efficiencies gained from positive same-restaurant sales.

Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, decreased as a percentage of restaurant sales 120 basis points to 22.9% in fiscal year 2004 as compared with 24.1% in fiscal year 2003. Much of the improvement reflects the advertising efficiency gained with the acquisition of the Beaumont-based restaurants. Further, the Beaumont-based restaurants have lower occupancy costs and liquor taxes relative to their sales volumes, which when consolidated brought the overall percentage of these costs down. And finally, general liability and property insurance premiums decreased as a percentage of restaurant sales in fiscal 2004 compared with fiscal 2003.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. General and administrative expenses decreased as a percentage of total sales 130 basis points to 8.5% in fiscal year 2004 as compared with 9.8% in fiscal year 2003. The improvement reflects efficiencies gained with the acquisition of the Beaumont-based restaurants, offset in part by executive and non-executive bonus accruals and higher professional and legal expenses.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization expense decreased as a percentage of restaurant sales 90 basis points to 2.9% in fiscal year 2004 as compared with 3.8% in fiscal year 2003. Actual depreciation and amortization expense increased $207,011 in fiscal year 2004 compared with fiscal year 2003. The decrease as a percentage of total sales reflects the acquisition of the Beaumont-based restaurants, which had a smaller asset base relative to the restaurant sales added.

During fiscal year 2004, the Company incurred $56,478 in pre-opening expenses related to the remodel of two existing restaurants and the remodel of one acquired Casa Olé franchise restaurant. In fiscal year 2003, the Company spent $95,891 in pre-opening expenses related to the purchase of one franchise restaurant that the Company remodeled for a new grand opening.

(Gain) Loss on Sale of Assets. During fiscal year 2004, the Company recorded a loss of $182,359 on the disposition of assets, primarily related to the remodel of one existing restaurant and the sale of a leasehold interest of another existing restaurant. During fiscal year 2003, the Company recorded a gain of $292,052 for insurance proceeds received from fire damage at the Humble, Texas restaurant location.

Other Income (Expense). Net expense increased $362,148 to $458,779 in fiscal year 2004 compared with a net expense of $96,631 in fiscal year 2003. Interest expense increased $311,082 to $553,371 in fiscal year 2004 compared with interest expense of $242,289 in fiscal year 2003, reflecting the increase in outstanding debt incurred for the acquisition of the Beaumont-based restaurants.

Income Tax Expense. The Company’s effective tax rate from continuing operations for fiscal year 2004 was 32.2% as compared to fiscal year 2003 of 35.2%. In fiscal year 2004, the Company had a significantly higher pretax income compared to fiscal 2003. In both years, the permanent differences were approximately the same, resulting in a lower effective tax rate in fiscal 2004.

Restaurant Closure Costs and Discontinued Operations. In fiscal 2004, the Company recorded asset impairment and restaurant closure costs of $868,580, of which $167,898 related to the fiscal 2004 closure of three restaurants. In fiscal 2003, the Company recorded asset impairment and restaurant closure costs of $2,908,406, of which $2,252,998 related to the fiscal 2003 closure of one restaurant and inclusion of discontinued operations related to the fiscal 2004 closure of three restaurants.

In fiscal 2004, the Company incurred $700,682 of impairment expenses in continuing operations related primarily to four Tortuga restaurants that the Company wanted to position for re-concept to one of the Company’s other Mexican food concepts. Because of improved operating performance, the Company did not re-concept the four Tortuga restaurants in fiscal 2005. In addition, two Monterey’s restaurants, which were impaired in 2003, incurred a small impairment in 2004. These two restaurants will be closed at the expiration of their operating leases.

The circumstances and testing leading to the impairment in fiscal 2004 are determined in accordance with SFAS No. 144 which requires that property, plant and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Liquidity and Capital Resources

The Company met fiscal 2005 capital requirements with cash generated by operations and with its cash reserves. In fiscal 2005, the Company's operations generated approximately $6.2 million in cash, as compared with $5.7 million in fiscal 2004 and $2.4 million in fiscal 2003. As of January 1, 2006, the Company had a working capital deficit of approximately $1.6 million, compared with a working capital deficit of approximately $1.4 million at January 2, 2005. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During fiscal 2005, total cash used for capital requirements was approximately $4.6 million ($1.9 million on routine capital expenditures, $600,000 on one new restaurant, $1.4 million on remodels and $680,000 for hurricane expenditures). The Company also received approximately $360,000 from the sale of an office building that was acquired in January 2004 acquisition of the Beaumont-based franchisee stores and related assets. The Company opened one new restaurant in Humble, Texas near the end of the second quarter of fiscal 2005. That restaurant is presently exceeding our sales expectations. During the third quarter of fiscal 2005, the Company closed and later re-opened one restaurant after extensive remodeling. That restaurant is also exceeding our sales expectations. Additionally, six restaurants were moderately remodeled (not requiring closures) and one restaurant parking lot was expanded. The balance of capital expenditures was for necessary replacement of equipment and leasehold improvements in various older restaurants and for hurricane repairs. During the fourth quarter of fiscal 2005, the Company signed a new lease for a restaurant it plans to open in the first quarter of fiscal 2006.

    For fiscal year 2006, the Company plans to develop two new restaurants, extensively remodel one restaurant and moderately remodel eight other restaurants. The estimated capital needed for fiscal year 2006 for general corporate purposes, including remodeling and new restaurant expansion, is approximately $4.2 million.

    Over the last several years, the Company’s debt was incurred to carry out acquisitions, to develop new restaurants, and to remodel existing restaurants, as well as to accommodate other working capital needs. The Company anticipates that it will use excess cash flow during fiscal year 2006 to pay down acquisition debt approximately $2.5 million.

    On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Bank of America (formerly Fleet National Bank), CNL Franchise Network, LP (“CNL’) and the sellers of the Beaumont-based franchise restaurants. Bank of America provided $3.1 million of the acquisition price by amending its credit facility with Mexican Restaurants, Inc. Six of the acquired restaurants were concurrently sold to CNL for $8.325 million in a sale-leaseback transaction. The sellers accepted $3.0 million in notes from Mexican Restaurants, Inc. for the balance of the purchase price. The seller notes pay interest only for five years, with $1.5 million in principal due on January 7, 2009 and $1.5 million in principal amortizing over an additional five years. The Company plans to prepay $2.5 million of the seller notes on March 31, 2006 by borrowing on its Bank of America credit facility.

    On October 14, 2004, the Company completed its purchase of one franchise restaurant in Brenham, Texas for approximately $215,000. The restaurant was closed, remodeled and re-opened on November 22, 2004. The Company spent $329,489 remodeling the restaurant.

    On January 7, 2004, Bank of America amended its $10.0 million credit facility to accommodate the acquisition of the Beaumont-based franchise restaurants. The amended credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on June 30, 2008. The credit facility also includes a $5.0 million revolving line of credit that matures on January 7, 2007. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.75% on the unused portion of the revolver from the date of the credit agreement. During fiscal 2005, the Company paid debt down $1.5 million. As of January 1, 2006, the Company’s outstanding debt to Bank of America was $2.5 million and its outstanding debt on seller notes was $3.0 million, for a total indebtedness of $5.5 million.

On April 1, 2005, the Company and Bank of America amended the $10.0 million credit facility to accommodate the Company’s growth plans. The amendment allows for additional capital expenditures, revised certain covenant ratios, increased the amount of allowable stock repurchases, and extended the maturity date of the revolving line of credit to January 7, 2009. Effective June 30, 2005, the Company and Bank of America further amended the $10.0 million credit facility to revise certain ratios affected by Hurricane Rita and the Company’s stock repurchase program, and to lower the applicable interest rate margins. The Company is in full compliance with all debt covenants as amended. The Company expects to be in compliance with all debt covenants throughout fiscal 2006.

On May 9, 2005, the Company announced its plan to implement a limited stock repurchase program in a manner permitted under its bank financing agreement. Under this program, the Company could spend up to $1.0 million over the next 12 months (not to exceed $500,000 in any one quarter) to repurchase outstanding shares of its common stock. On September 7, 2005, the Company’s Board of Directors approved an increase of $1,000,000 to its stock repurchase program announced on May 9, 2005. The Company has entered into a repurchase plan designed to comply with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, under which an agent appointed by the Company will determine the time, amount, and price at which purchases of common stock will be made, subject to certain parameters established in advance by the Company. As of January 1, 2006, the Company repurchased 181,300 shares of its common stock for a total price of $1.7 million. During this same period, Company employees exercised 121,472 options and the Company received $430,544 in net proceeds. The shares acquired are being held for general corporate purposes, including the offset of the dilutive effect on shareholders from the exercise of stock options.

The Company’s management believes that with its operating cash flow and the Company’s revolving line of credit with Bank of America, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and new restaurant growth through the end of the 2006 fiscal year. Unless the Company violates an important debt covenant, the Company’s credit facility with Bank of America is not subject to triggering events that would cause the credit facility to become due sooner than the maturity dates described in the previous paragraphs.

Contractual Obligations and Commitments.

The following table summarizes the Company’s total contractual cash obligations as of January 1, 2006 (in thousands):

Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years

Long-Term Debt	$5,500,000	$1,000,000	$1,500,000	$2,075,000	$925,000
Long-Term Debt Fixed Interest	896,875	210,000	420,000	169,750	97,125
Operating Leases	53,762,438	5,534,205	10,693,148	9,719,610	27,815,475
Total Contractual Cash Obligations	$60,159,313	$6,744,205	$12,613,148	$11,964,360	$28,837,600

The contractual obligation table does not include interest payments on our long-term debt with Bank of America (formerly Fleet National Bank) due to the variable interest rates under our credit facility and the varying debt balance during the year. The contractual interest rate for our credit facility is either the prime rate or LIBOR base rate plus a stipulated margin. See Note 3 to our consolidated financial statements for balances and terms of our credit facility at January 1, 2006.

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

The Company provides accounting and administrative services for the Casa Olé Media and Production Funds. The Casa Olé Media and Production Funds are not-for-profit, unconsolidated entities used to collect money from company-owned and franchise-owned restaurants to pay for the marketing of Casa Olé restaurants. Each restaurant contributes an agreed upon percentage of its sales to the funds.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company’s long-term debt bears interest at floating market rates, based upon either the prime rate or LIBOR plus a stipulated percentage. Based on amounts outstanding at year-end, a 1% change in interest rates would change interest expense by approximately $25,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are set forth herein commencing on page F-1 of this report.

The Company has prepared these financial statements in conformity with accounting principles generally accepted in the United States of America. The Company is responsible for the fairness and reliability of the financial statements and other financial data included in this report. In the preparation of the financial statements, it is necessary for the Company to make informed estimates and judgments based on the currently available information on the effects of certain events and transactions.

The audit committee of the Company’s board of directors is composed of three directors who are not our employees. This committee meets periodically with the Company’s independent public accountants and management. Our independent public accountants have full and free access to the audit committee to meet, with and without management being present, to discuss the results of their audits and the quality of the Company’s financial reporting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures, which it has designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to a group comprised of designated members of the Company’s senior management and/or the certifying officer (i.e., Chief Executive Officer and Chief Financial Officer) on a timely basis. In response to recent legislation and proposed regulations, the Company reviewed its internal control structure and its disclosure controls and procedures. Although the Company believes its pre-existing disclosure controls and procedures were adequate to enable the Company to comply with its disclosure obligations, as a result of such review, the Company implemented minor changes, primarily to formalize and document the procedures already in place. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect, or is reasonably likely to affect, these controls subsequent to the date of their evaluation.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information called for by this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

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

3. Exhibits:

3.1
Articles of Incorporation of the Company, as amended (incorporated by reference to the corresponding Exhibit number of the Company’s Form 8-K filed on May 25, 1999 with the Securities and Exchange Commission).

‡3.2	Bylaws of the Company.
‡4.1	Specimen of Certificate of Common Stock of the Company.
4.2	Articles of Incorporation of the Company (see 3.1 above).
‡4.3	Bylaws of the Company (see 3.2 above).
‡10.1	Employment Agreement by and between the Company and Louis P. Neeb dated February 28, 1996.
10.2
Indemnity Agreement by and between the Company and Louis P. Neeb dated as of April 10, 1996 (incorporated by reference to Exhibit 10.4 of the Company’s Form S-1 Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678) (the “1996 Form S-1”)).

10.3	Indemnity Agreement by and between the Company and Larry N. Forehand dated as of April 10, 1996 (incorporated by reference to Exhibit 10.5 of the 1996 Form S-1).
10.4	Indemnity Agreement by and between the Company and John C. Textor dated as of April 10, 1996 (incorporated by reference to Exhibit 10.6 of the 1996 From S-1).
10.5	Indemnity Agreement by and between the Company and Michael D. Domec dated as of April 10, 1996 (incorporated by reference to Exhibit 10.8 of the 1996 Form S-1).
10.6	Indemnity Agreement by and between the Company and J. J. Fitzsimmons dated as of April 10, 1996 (incorporated by reference to Exhibit 10.10 of the 1996 Form S-1).
10.7	Indemnity Agreement by and between the Company and Richard E. Rivera dated as of April 10, 1996 (incorporated by reference to Exhibit 10.11 of the 1996 Form S-1).
10.8	Corrected Warrant Agreement by and between the Company and Louis P. Neeb dated as of February 26, 1996 (incorporated by reference to Exhibit 10.12 of the 1996 Form S-1).
10.9	Corrected Warrant Agreement by and between the Company and Tex-Mex Partners, L.C. dated as of February 26, 1996 (incorporated by reference to Exhibit 10.13 of the 1996 Form S-1).
10.10	Form of the Company's Multi-Unit Development Agreement (incorporated by reference to Exhibit 10.14 of the 1996 Form S-1).
10.11	Form of the Company's Franchise Agreement (incorporated by reference to Exhibit 10.15 of the 1996 Form S-1).
†10.12	1996 Long Term Incentive Plan (incorporated by reference to Exhibit 10.16 of the 1996 Form S-1).
†10.13	Mexican Restaurants, Inc. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the 2005 Form S8 filed December 1, 2005).
†10.14	Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.17 of the 1996 Form S-1).
10.15	Corrected Warrant Agreement by and between Larry N. Forehand and Louis P. Neeb dated as of February 26, 1996 (incorporated by reference to Exhibit 10.31 of the 1996 Form S-1).
10.16	Corrected Warrant Agreement by and between Larry N. Forehand and Tex-Mex Partners, L.C. dated as of February 26, 1996 (incorporated by reference to Exhibit 10.32 of the 1996 Form S-1).
10.17	Corrected Warrant Agreement by and between Larry N. Forehand and Patrick A. Morris dated as of February 26, 1996 (incorporated by reference to Exhibit 10.33 of the 1996 Form S-1).
10.18	Corrected Warrant Agreement by and between Larry N. Forehand and Stacy M. Riffe dated as of February 26, 1996 (incorporated by reference to Exhibit 10.34 of the 1996 Form S-1).
10.19	Indemnification letter agreement by Larry N. Forehand dated April 10, 1996 (incorporated by reference to Exhibit 10.35 of the 1996 Form S-1).
†10.20
1996 Manager’s Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8 Registration Statement filed under the Securities Act of 1933, dated February 24, 1997 filed with the Securities and Exchange Commission).

†10.22
Employment Agreement by and between the Company and Andrew J. Dennard dated May 20, 1997 (incorporated by reference to Exhibit 10.45 of the Company’s Form 10-K Annual Report filed on March 30, 1998 with the Securities and Exchange Commission).

10.23
Fleet Revolving Credit and Term Loan Agreement between Mexican Restaurants, Inc., as the Borrower, and Fleet National Bank, as the Bank, for $10,000,000 dated June 29, 2001 and as amended on January 7, 2004 and April 1, 2005 (incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K Annual Report filed on April, 2005 with the Securities and Exchange Commission).

*10.24
Amendment No. 2 to Amended and Restated Revolving Credit and Term Loan Agreement dated November 15, 2005 (effective June 30, 2005) between Mexican Restaurants, Inc., as the Borrower, and Bank of America, as the Bank, for $10,000,000 dated June 29, 2001 and as amended on January 7, 2004 and April 1, 2005.

*†10.25	Performance Unit Agreement by and between Mexican Restaurants, Inc. and Andrew Dennard dated August 16, 2005.
*†10.26	Performance Unit Agreement by and between Mexican Restaurants, Inc. and Curt Glowacki dated August 16, 2005.
*†10.27	Performance Unit Agreement by and between Mexican Restaurants, Inc. and Louis P. Neeb dated August 16, 2005.
*†10.28	Performance Unit Agreement by and between Mexican Restaurants, Inc. and Dennis Vegas dated August 16, 2005.
21.1
List of subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Company’s Form S-1 Registration Statement Under the Securities Act of 1933, dated April 24, 1996, filed by the Company with the Securities and Exchange Commission).

*23.1	Consent of UHY MANN FRANKFORT STEIN & LIPP CPAs, LLP, Independent Registered Public Accounting Firm.
*23.2	Consent of KPMG, LLP, Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on the signature page to this Form 10-K).
*31.1	Certification filed pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*31.2	Certification filed pursuant to Rule 13a-14(a) or Rule 15d-14(a).
#32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____
*	Filed herewith.
‡
Incorporated by reference to corresponding Exhibit number of the Company’s Form S-1 Registration Statement under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration number 333-1678) (the “1996 Form S-1”).

†	Management contract or compensatory plan or arrangement.
#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2006.

MEXICAN RESTAURANTS, INC.

By: /s/ Louis P. Neeb
Louis P. Neeb,
Chairman of the Board of Directors

POWER OF ATTORNEY

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis P. Neeb, Curt Glowacki and Andrew Dennard, and each of them, such individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such individual and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K under the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Louis P. Neeb	Chairman of the Board of Directors	March 30, 2006
Louis P. Neeb

/s/ Larry N. Forehand	Founder and Vice Chairman of the Board of Directors	March 30, 2006
Larry N. Forehand

/s/ Curt Glowacki	President and Chief Executive Officer and Director	March 30, 2006
Curt Glowacki	(Principal Executive Officer)

/s/ Andrew J. Dennard	Exec. Vice President and Chief Financial Officer	March 30, 2006
Andrew J. Dennard	(Principal Financial and Accounting Officer)

/s/ David Nierenberg	Director	March 30, 2006
David Nierenberg

/s/ Michael D. Domec	Director	March 30, 2006
Michael D. Domec

/s/ J. J. Fitzsimmons	Director	March 30, 2006
J. J. Fitzsimmons

/s/ Thomas E. Martin	Director	March 30, 2006
Thomas E. Martin

/s/ J. Stuart Sargent	Director	March 30, 2006
J. Stuart Sargent

Exhibit 31.1

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Curt Glowacki, certify that:

1. I have reviewed this report on Form 10-K of Mexican Restaurants, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the Registrant and have:

 (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5. The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(a)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

March 30, 2006

/s/ Curt Glowacki
By: Curt Glowacki,
Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrew J. Dennard, certify that:

1. I have reviewed this report on Form 10-K of Mexican Restaurants, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the Registrant and have:

 (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5. The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

March 30, 2006

/s/ Andrew J. Dennard
By: Andrew J. Dennard,
Chief Financial Officer

MEXICAN RESTAURANTS, INC.

Exhibit 23.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mexican Restaurants, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Mexican Restaurants, Inc. and subsidiaries (the “Company”) as of January 1, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended January 1, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mexican Restaurants, Inc. and subsidiaries as of January 1, 2006, and the consolidated results of their operations and their cash flows for the year ended January 1, 2006, in conformity with accounting principles generally accepted in the United States of America.

UHY MANN FRANKFORT STEIN & LIPP CPAs, LLP

Houston, Texas
March 27, 2006

Exhibit 23.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mexican Restaurants, Inc.:

We have audited the accompanying consolidated balance sheet of Mexican Restaurants, Inc. and subsidiaries as of January 2, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 2, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexican Restaurants, Inc. and subsidiaries as of January 2, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended January 2, 2005, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Houston, Texas
March 28, 2005, except for Note 1, as to which the date is March 30, 2006

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 2, 2005 and January 1, 2006

	Fiscal Years
ASSETS	2004	2005
Current assets:
Cash and cash equivalents	$1,293,836	$788,109
Royalties receivable	85,377	176,649
Other receivables	701,413	2,088,035
Inventory	658,687	744,397
Taxes receivable	573,840	--
Prepaid expenses and other current assets	832,928	833,678
Total current assets	4,146,081	4,630,868

Property, plant and equipment	28,929,887	31,511,205
Less accumulated depreciation	(13,464,153)	(15,315,864)
Net property, plant and equipment	15,465,734	16,195,341

Goodwill	10,902,664	10,902,664
Deferred tax assets	619,087	256,274
Property held for sale, net	505,118	625,318
Other assets	687,502	526,804
	$32,326,186	$33,137,269

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$1,000,000	$1,000,000
Accounts payable	1,623,859	1,710,068
Income taxes payable	--	203,116
Accrued sales and liquor taxes	740,898	127,283
Accrued payroll and taxes	1,043,182	1,685,235
Accrued expenses	1,097,640	1,536,895

Total current liabilities	5,505,579	6,262,597

Long-term debt	6,000,000	4,500,000
Other liabilities	1,183,426	1,930,056
Deferred gain	1,769,212	1,561,070

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,732,705 shares issued	47,327	47,327
Additional paid-in capital	20,121,076	19,406,139
Retained earnings	9,303,791	11,620,788
Deferred Compensation	(6,303)	--
Treasury stock, cost of 1,308,500 common shares in 2004 and 1,368,328 common shares in 2005	(11,597,922)	(12,190,708)
Total stockholders' equity	17,867,969	18,883,546

	$32,326,186	$33,137,269

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal years ended December 28, 2003,
January 2, 2005 and January 1, 2006

	Fiscal Years
	2003	2004	2005
Revenues: Restaurant sales	$52,882,270	$77,026,420	$79,974,937
Franchise fees, royalties and other	1,139,268	753,293	694,302
Business interruption	--	--	534,163
	54,021,538	77,779,713	81,203,402

Costs and expenses:
Cost of sales	14,591,387	21,384,135	21,849,096
Labor	17,420,803	25,241,550	26,207,831
Restaurant operating expenses	12,724,407	17,605,751	18,659,054
General and administrative	5,306,211	6,586,807	6,941,683
Depreciation and amortization	2,030,377	2,237,388	2,778,078
Pre-opening costs	95,891	56,478	77,942
Impairments and restaurant closure costs	655,408	700,682	--
Gain on disposal of assets - Hurricane Rita	--	--	(470,702)
(Gain) loss on sale of assets	(292,052)	182,359	369,001
	52,532,432	73,995,150	76,411,983

Operating income	1,489,106	3,784,563	4,791,419

Other income (expense):
Interest income	28,736	9,711	3,451
Interest expense	(242,289)	(553,371)	(521,161)
Other, net	116,922	84,881	113,846
	(96,631)	(458,779)	(403,864)

Income from continuing operations before income taxes	1,392,475	3,325,784	4,387,555
Income tax expense	490,644	1,069,690	1,433,191
Income from continuing operations	901,831	2,256,094	2,954,364

Discontinued Operations:
Loss from discontinued operations	(813,591)	(415,859)	(222,193)
Impairments and restaurant closure costs	(2,252,998)	(167,898)	(790,708)
Loss on sale of assets	(28,156)	(210,150)	(210)
Loss from discontinued operations before income taxes	(3,094,745)	(793,907)	(1,013,111)
Income tax benefit	1,158,006	298,787	375,744
Loss from discontinued operations	(1,936,739)	(495,120)	(637,367)

Net Income (loss)	$(1,034,908)	$1,760,974	$2,316,997

Basic income (loss) per share:
Income from continuing operations	$0.26	$0.67	$0.87
Loss from discontinued operations	(0.57)	(0.15)	(0.19)
Net income (loss)	$(0.31)	$0.52	$0.68

Diluted income (loss) per share:
Income from continuing operations	$0.26	$0.62	$0.80
Loss from discontinued operations	(0.57)	(0.14)	(0.17)
Net income (loss)	$(0.31)	$0.48	$0.63

Weighted average number of shares (basic)	3,384,605	3,388,489	3,415,806

Weighted average number of shares (diluted)	3,430,380	3,634,849	3,700,876

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the fiscal years ended
December 28, 2003, January 2, 2005
and January, 1 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Total Stockholders’ Equity
Balances at December 29, 2002	$47,327	$20,121,076	$8,577,725	$(88,911)	$(11,709,513)	$16,947,704

Amortization of Deferred Compensation	--	--	--	41,304	--	41,304

Net loss	--	--	(1,034,908)	--	--	(1,034,908)

Balances at December 28, 2003	$47,327	$20,121,076	$7,542,817	$(47,607)	$(11,709,513)	$15,954,100

Exercise of Stock Options	--	--	--	--	111,591	111,591

Amortization of Deferred Compensation	--	--	--	41,304	--	41,304

Net income	--	--	1,760,974	--	--	1,760,974

Balances at January 2, 2005	$47,327	$20,121,076	$9,303,791	$(6,303)	$(11,597,922)	$17,867,969

Exercise of Stock Options Through Issuance of Treasury Shares	--	(714,937)	--	--	1,145,481	430,544

Repurchase of shares	--	--	--	--	(1,738,267)	(1,738,267)

Amortization of Deferred Compensation	--	--	--	6,303	--	6,303

Net income	--	--	2,316,997	--	--	2,316,997

Balances at January 1, 2006	$47,327	$19,406,139	$11,620,788	$--	$(12,190,708)	$18,883,546

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended December 28, 2003, January 2, 2005 and January 1, 2006
	Fiscal Years
	2003	2004	2005
	(Revised. See Note 1)	(Revised. See Note 1)
Cash flows from operating activities:
Net income (loss)	$(1,034,908)	$1,760,974	$2,316,997
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,030,377	2,237,388	2,778,078
Deferred gain amortization	(208,143)	(208,185)	(208,142)
Loss from discontinued operations	1,936,739	495,120	637,367
Asset impairments and restaurant closure costs	655,408	700,682	--
Impairment of Notes Receivable	196,109	--	--
(Gain) loss on sale of property, plant and equipment	(10,129)	182,359	369,001
Gain on disposal of assets - Hurricane Rita	--	--	(470,702)
Deferred compensation expense	41,304	41,304	6,303
Gain from insurance proceeds	(478,032)	--	(534,163)
Deferred income taxes (benefit)	(70,235)	509,739	676,841
Changes in assets and liabilities, net of effects of acquisitions
Royalties receivable	(37,486)	94,140	(91,272)
Other receivables	220,855	(308,281)	(36,751)
Taxes receivable/payable	37,876	(228,834)	776,956
Inventory	(9,385)	9,458	(276,026)
Prepaids and other current assets	(118,361)	(147,403)	313
Other assets	(374,268)	34,548	4,074
Accounts payable	(415,872)	25,576	17,353
Accrued expenses and other liabilities	20,914	129,741	309,249
Deferred rent and other long-term liabilities	29,760	312,609	139,988
Net cash provided by continuing operations	2,412,523	5,640,935	6,415,464
Net cash provided (used) in discontinued operations	(7,610)	62,055	(173,225)
Net cash provided by operating activities	2,404,913	5,702,990	6,242,239

Cash flows from investing activities:
Insurance proceeds received from fire loss (2003) & Hurricane Rita loss (2005)	488,629	--	300,000
Purchase of property, plant and equipment	(1,750,402)	(2,886,281)	(4,581,258)
Proceeds from sale of property, plant and equipment	476,500	655,752	372,691
Business Acquisitions, net of cash acquired	--	(6,767,916)	--
Net cash used in continuing operations	(785,273)	(8,998,445)	(3,908,567)
Net cash used in discontinued operations	(155,134)	(113,342)	(31,676)
Net cash used in investing activities	(940,407)	(9,111,787)	(3,940,243)

Cash flows from financing activities:
Net borrowings (payment) under line of credit agreement	(1,625,000)	1,225,000	(1,500,000)
Purchase of treasury stock	--	--	(1,738,267)
Exercise of Stock Options	--	111,591	430,544
Additions to Long term Notes Payable	--	3,000,000	--
Net cash provided by (used in) financing activities	(1,625,000)	4,336,591	(2,807,723)

Net increase (decrease) in cash and cash equivalents	(160,494)	927,794	(505,727)

Cash and cash equivalents at beginning of year	526,536	366,042	1,293,836

Cash and cash equivalents at end of year	$366,042	$1,293,836	$788,109

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$265,262	$494,844	$561,972
Income taxes	$304,453	$464,532	$297,693
Non-cash financing activities:
CNL real estate transaction	--	8,325,000	--
See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2003, January 2, 2005 and January 1, 2006

(1) Description of Business and Summary of Significant Accounting Policies

(a) Description of Business

On February 16, 1996, Mexican Restaurants, Inc. (formerly Casa Olé Restaurants, Inc.) was incorporated in the State of Texas, and on April 24, 1996, its initial public offering of 2,000,000 shares of Common Stock became effective. Mexican Restaurants, Inc. is the holding company for Casa Olé Franchise Services, Inc. and several subsidiary restaurant operating corporations (collectively the “Company”). Casa Olé Franchise Services, Inc. was incorporated in 1977, and derives its revenues from the collection of franchise fees under a series of protected location franchise agreements and from the sale of restaurant accessories to the franchisees of those protected location franchise agreements. The restaurants feature moderately priced Mexican and Tex-Mex food served in a casual atmosphere. The first Casa Olé restaurant was opened in 1973.

On July 2, 1997, the Company purchased 100% of the outstanding stock of Monterey’s Acquisition Corp. (“MAC”). The Company purchased the shares of common stock for $4.0 million, paid off outstanding debt and accrued interest totaling $7.1 million and funded various other agreed upon items approximating $500,000. At the time of the acquisition, MAC owned and operated 26 restaurants in Texas and Oklahoma under the names “Monterey’s Tex-Mex Café,” “Monterey’s Little Mexico” and “Tortuga Coastal Cantina.”

On April 30, 1999, the Company purchased 100% of the outstanding stock of La Señorita Restaurants, a Mexican restaurant chain operated in the State of Michigan. The Company purchased the shares of common stock of La Señorita for $4.0 million. The transaction was funded with the Company’s revolving line of credit with Bank of America. At the time of the acquisition, La Señorita operated five company-owned restaurants, and three franchise restaurants.

    On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee, Thomas Harken, and Mr. Harken's operating partner, Victor Gonzalez, for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Fleet National Bank, CNL and the sellers. The restaurants acquired include 8 Casa Olé restaurants located in Southeast Texas, 2 Casa Olé restaurants located in Southwest Louisiana, and 3 Crazy Jose’s restaurants located in Southeast Texas. In the past year these restaurants had combined sales of over $20 million.

On October 14, 2004, the Company completed its purchase of one franchise restaurant in Brenham, Texas for approximately $215,000. The restaurant was closed, remodeled and re-opened on November 22, 2004. The Company spent $329,489 remodeling the restaurant.

The consolidated statements of operations and cash flows for fiscal years 2005, 2004, and 2003 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations. Consequently, the consolidated statements of operations and cash flows for the fiscal years 2004 and 2003 shown in the accompanying consolidated financial statements have been reclassified to conform to the 2005 presentation. These reclassifications have no effect on total assets, total liabilities, stockholders equity or net income.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Mexican Restaurants, Inc. and its wholly-owned subsidiaries, after elimination of all significant inter-company transactions. The Company owns and operates various Mexican restaurant concepts principally in Texas, Oklahoma, Louisiana and Michigan. The Company’s three Idaho restaurants were closed on December 30, 2001 and the restaurants are either subleased or leased to third parties. The Company also franchises the Casa Olé concept principally in Texas and Louisiana and the La Señorita concept principally in the State of Michigan.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Fiscal Year

The Company maintains its accounting records on a 52/53 week fiscal year ending on the Sunday nearest December 31. Fiscal years 2003 and 2005 consisted of 52 weeks and fiscal year 2004 consisted of 53 weeks.

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

(g) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation on equipment and on buildings and improvements is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized straight-line over the shorter of the lease term plus options reasonably assured or estimated useful life of the assets.

Buildings and improvements	20-40 years
Vehicles	5 years
Equipment	3-15 years
Leasehold improvements	2-25 years

At the opening of a new restaurant, the initial purchase of smallwares is capitalized as restaurant equipment, but not depreciated. Subsequent purchases of smallwares are expensed as incurred.

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

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable pursuant to Statement on Financial Accounting Standards No. 144. The various indicators leading to the testing of these long-lived assets include declines in revenues, a current cash flow loss combined with a forecast demonstrating continuing cash flow losses, current market conditions and competitive intrusion. The service potential of the assets includes assessment of future cash-flow-generating capacity, the remaining lives of the assets, the remaining term of the operating lease and evaluation of future cash flows associated with potential capital expenditures. The method for determining the fair value of impaired assets to be sold is based on its appraised fair market value or the value that a third party buyer would be willing to pay.

In fiscal year 2005, the Company recorded asset impairment and restaurant closure costs of $790,708, all of which is included in discontinued operations related to the 2005 closure of one restaurant pursuant to Statement on Financial Accounting Standards No. 146. In fiscal 2004, the Company recorded asset impairment and restaurant closure costs of

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$868,580, of which $167,898 related to the fiscal 2004 closure of three restaurants. In fiscal 2003, the Company recorded asset impairment and restaurant closure costs of $2,908,406, of which $2,252,998 related to the fiscal 2003 closure of one restaurant and inclusion of discontinued operations related to the fiscal 2004 closure of three restaurants and the fiscal 2005 closure of one restaurant.

In fiscal 2004, the Company incurred $700,682 of impairment expenses in continuing operations related primarily to four Tortuga restaurants that the Company wanted to position for re-concept to one of the Company’s other Mexican food concepts. Because of improved operating performance, the Company did not re-concept the four Tortuga restaurants in fiscal 2005. In addition, two Monterey’s restaurants, which were impaired in 2003, incurred a small impairment in 2004. These two restaurants will be closed at the expiration of their operating leases.

Property held for sale is separately aggregated in the consolidated balance sheets and is recorded at the lower of cost or net realizable value.

(h)	Impairment of Property Held for Sale

In fiscal 2005, the Company recorded an impairment charge of $29,800 related to the pending sale of the Pt. Arthur, Texas pad site that was acquired in the 2004 acquisition of 13 restaurants from its Beaumont-based franchisee.

(i)	Goodwill and Other Intangible Assets

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

At January 1, 2006 and January 2, 2005, the consolidated balance sheets included $10.9 million of goodwill primarily resulting from the MAC, La Señorita and Beaumont-based franchisee acquisitions. In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. For purposes of applying SFAS No. 142 impairment testing, the Company believes it is operating in one segment. Although each restaurant is measured and analyzed by Company management for performance, since the economic characteristics and operations are similar across restaurant concept lines, the reporting unit is considered to be equivalent to the Company’s operating segment. Management evaluated goodwill as required by SFAS 142 upon its adoption and annually as of December 28, 2003, January 2, 2005 and January 1, 2006. Management performed its goodwill impairment testing for each year and determined that the fair value exceeded the carrying amount of the reporting units and that no impairment of goodwill exists.

(j) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The revenues and expenses, as well as gains, losses, and impairments, from those assets are reported in the discontinued operations section of the consolidated statement of operations for all periods presented.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

(k) Deferred Rent Recognition

The Company expenses lease rentals that have escalating rents on a straight line basis over the life of each lease pursuant to Statement of Financial Accounting Standards No. 13. Incentive allowances provided by landlords under leasing arrangements are deferred as a liability and amortized to income as an adjustment to rent expense over the life of the lease.

(l) Income Taxes

Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

(m) Revenue Recognition

The Company records revenue from the sale of food, soft beverages and alcoholic beverages as products are sold. Franchise fee revenue from an individual franchise sale is recognized when all services relating to the sale have been performed and the restaurant has commenced operation. Initial franchise fees relating to area franchise sales are recognized ratably in proportion to services that are required to be performed pursuant to the area franchise or development agreements and proportionately as the restaurants within the area are opened.

(n) Stock Options

In December 2004, the FASB issued SFAS 123 (Revised), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R required the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS 123R is effective for reporting periods beginning after December 15, 2005. We will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS 123R in the first quarter of fiscal 2006. Historically, the compensation expense recognized related to stock options under this method has been minimal. The Company expects that the adoption of SFAS 123R, using the fair value of the options at the grant date to determine compensation cost, will result in amounts that are similar to the current pro forma disclosures under SFAS 123. The Company anticipates utilizing the modified prospective method upon adoption.

The Company has adopted the disclosure-only provisions of the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation cost has been recognized for stock options or warrants. Had compensation cost for the Company’s outstanding stock options and warrants been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below for fiscal years 2003, 2004 and 2005:

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2003	2004	2005
Net income (loss) - as reported	$(1,034,908)	$1,760,974	$2,316,997
Less: Stock based compensation expense, determined under fair value based method for all awards, net of tax	(44,568)	(29,380)	(34,073)
Proforma net income (loss) - pro forma for SFAS No. 123	(1,079,476)	1,731,594	2,282,924
Net income (loss) per share - as reported	(0.31)	0.52	0.68
Pro forma net income (loss) per share - pro forma for SFAS No. 123	(0.32)	0.51	0.67

(o) Use of Estimates

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

(p)	Insurance proceeds

On September 24, 2005, Hurricane Rita hit the Gulf Coast area, affecting a number of the Company’s restaurants in that region. The Company subsequently hired an insurance consulting firm to assist management with the filing of its insurance claim. Based on the low range of the consulting firm’s estimate and negotiations with the insurance carrier, the Company recorded an insurance claim of $1.6 million in the fourth quarter of fiscal 2005.

The consolidated statement of operations for the year ended January 1, 2006, includes a separate line item for a gain of $470,702 resulting from assets damaged by Hurricane Rita and other expenses offset by insurance proceeds for the replacement of assets. The Company’s insurers paid $300,000 during the fourth quarter of 2005 and $785,028 in first quarter of 2006 related to the property damage claim. Additionally, the Company has recognized $534,163 for estimated business interruption proceeds.

During fiscal year 2003, the Company recorded a gain of $478,032 for insurance proceeds received from fire damage at the Humble, Texas restaurant location. There were no insurance claims recorded in 2004.

(q)	Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised), Share-Based Payments, a revision of SFAS No.123, Accounting for Stock-Based Compensation. SFAS No.123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No.123R is effective for the first annual reporting period beginning after December 15, 2005. We will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No.123R on January 2, 2006. Historically, the compensation expense recognized related to stock options under the intrinsic value method has been minimal. As a result, adoption of the provisions of SFAS No.123R is expected to have an impact to reported net income and earnings per share. The Company expects that the adoption of SFAS 123R, using the fair value of the options at the grant date to determine compensation cost, will result in amounts that are similar to the current pro forma disclosures under SFAS 123. The Company anticipates utilizing the modified prospective method upon adoption.

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

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 6, 2005, the FASB released FASB Staff Position (“FSP”) FAS No. 13-1, Accounting for Rental Costs Incurred during a Construction Period. This FSP affects companies that are engaged in construction activities on buildings or grounds accounted for as operating leases. The FSP requires the Company to expense rental costs associated with these leases, starting on the date that the tenant is given control of the premises. As a result, companies must cease capitalizing rental costs during construction periods. The FSP is effective for the first reporting period beginning after December 15, 2005. Retrospective application is permitted, but not required. The Company has determined that the adoption of FSP FAS No. 13-1 will not have a material effect on the Company’s financial statements.

(r) Reclassifications

Certain reclassifications have been made at January 2, 2005 to conform with classifications at January 1, 2006. These reclassifications have no effect on the Company’s net income or financial position as previously reported.

(s) Consolidated Statements of Cash Flows

We have revised the Consolidated Statements of Cash Flows for 2003 and 2004 consistent with 2005 to reconcile net cash provided by operating activities from net income (loss) instead of net income (loss) from continuing operations.

(t) Advertising Expense

Each year the Company prepares a budget for advertising expenses to promote each of the Company’s restaurant brands. Prepaid advertising is deferred and amortized to expense based on estimates of usage. For fiscal years 2005, 2004 and 2003 the Company recorded advertising expense in continuing operations of $2,415,829, $2,248,854 and $1,813,929 which represents 3.0%, 2.9% and 3.4% of restaurant sales from continuing operations, respectively.

(2) Property, Plant and Equipment

Property, plant and equipment at January 2, 2005 and January 1, 2006 are as follows:

	2004	2005
Land	$360,750	$60,750
Buildings and improvements	250,000	--
Vehicles	20,874	16,874
Equipment and Smallwares	17,809,973	19,415,556
Leasehold Improvements	10,341,598	11,988,063
	28,783,195	31,481,243
Less: Accumulated Depreciation	(13,464,153)	(15,315,864)
	15,319,042	16,165,379
Construction in Progress	146,692	29,962
Net	$15,465,734	$16,195,341

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Long-term Debt

Long-term debt consists of the following at January 2, 2005 and January 1, 2006:

	2004	2005
Term Note	$4,000,000	$2,500,000

Revolving Line of Credit	--	--

Other long-term debt	3,000,000	3,000,000
Total long-term debt	7,000,000	5,500,000
Less current installments	(1,000,000)	(1,000,000)
Long-term debt, excluding current installments	$6,000,000	$4,500,000

    On January 7, 2004, Bank of America (formerly Fleet National Bank) amended its $10.0 million credit facility to accommodate the acquisition of the Beaumont-based franchise restaurants. The amended credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on June 30, 2008. The credit facility also includes a $5.0 million revolving line of credit. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.75% on the unused portion of the revolver from the date of the credit agreement.

    On April 1, 2005, the Company and Bank of America amended the $10.0 million credit facility to accommodate the Company’s growth plans. The amendment allows for additional capital expenditures, revised certain covenant ratios, increased the amount of allowable stock repurchases, and extended the maturity date of the revolving line of credit to January 7, 2009. Effective June 30, 2005, the Company and Bank of America further amended the $10.0 million credit facility to revise certain ratios affected by Hurricane Rita and the Company’s stock repurchase program, and to lower the applicable interest rate margins. As of January 1, 2006, the Company had $2.5 million outstanding on the credit facility and $3.0 million in notes for a total indebtedness of $5.5 million. The Company acquired 13 restaurants from its Beaumont-based franchisee in January 2004. Part of the financing for the acquisition included $3.0 million in notes issued by Mexican Restaurants to the sellers. The seller notes pay interest for five years, with $1.5 million in principal due on January 7, 2009 and $1.5 million in principal amortizing over an additional five years. The Company is in full compliance with all debt covenants as amended. The Company expects to be in compliance with all debt covenants in fiscal year 2006.

Maturities on long-term debt are as follows:

Year Ending

2006	$1,000,000
2007	1,000,000
2008	500,000
2009	1,775,000
2010	300,000
Thereafter	925,000
$5,500,000

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Income Taxes

The provision for income tax expense from continuing operations is summarized as follows for fiscal years 2003, 2004 and 2005:
	2003	2004	2005
Current:
Federal	$388,764	$462,609	$625,433
State and local	172,115	97,342	130,917
Deferred (benefit)	(70,235)	509,739	676,841
	$490,644	$1,069,690	$1,433,191

The income tax benefit from discontinued operations is summarized as follows for fiscal years 2003, 2004 and 2005:

	2003	2004	2005
Current:
Federal	$332,174	$361,148	$49,764
State and local	78,347	80,986	11,952,
Deferred (provision)	747,485	(143,347)	314,028
	$1,158,006	$298,787	$375,744

The actual income tax expense differs from expected income tax expense calculated by applying the U.S. federal corporate tax rate to income before income tax expense from continuing operations as follows:

	2003	2004	2005

Expected tax expense Federal	$505,743	$1,130,766	$1,491,769
State tax expense, net State and local	126,622	99,518	128,176
Non-deductible amortization	3,391	3,391	3,391
Tax credits	(123,905)	(169,079)	(162,325)
Other	(21,207)	5,094	(27,820)
	$490,644	$1,069,690	$1,433,191

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at January 2, 2005 and January 1, 2006 are as follows:
	January 2, 2005	January 1, 2006
Deferred tax assets:
Sale-leaseback	$654,212	$577,128
Tax credit carryforwards	591,592	472,385
Asset impairments	747,699	561,794
Accrued expenses	40,397	110,351
	$2,033,900	$1,721,658
Deferred tax liabilities:
Other	($ 8,219)	($ 8,160)
Depreciation differences	(1,406,594)	(1,457,224)
	($1,414,813)	($1,465,384)

Net deferred taxes	$619,087	$256,274

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At January 1, 2006, the Company determined that it was more likely than not that the deferred tax assets would be realized based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible. At January 1, 2006, the Company has tax credit carryforwards of $472,385 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

(5) Common Stock, Options and Warrants

(a)	2005 Long Term Incentive Plan

The Board of Directors and shareholders of the Company have approved the Mexican Restaurants, Inc. 2005 Long Term Incentive Plan (the "Incentive Plan"). The Incentive Plan authorizes the granting of up to 350,000 shares of Common Stock in the form of incentive stock options and non-qualified stock options to key executives and other key employees of the Company, including officers of the Company and its subsidiaries. The purpose of the 2005 Plan is to benefit and advance the interests of the Company by attracting and retaining qualified directors and key executive and managerial employees; motivating employees, by making appropriate awards, to achieve long-range goals; providing incentive compensation that is competitive with other corporations; and further aligning the interests of directors, employees and other participants with those of other shareholders. It is anticipated that the 350,000 shares proposed to be authorized under the 2005 Plan, together with the shares remaining under the 1996 Plan, will enable the Company to provide sufficient grants of awards for the foreseeable future. Also, the inclusion of authority to grant various forms of equity compensation in addition to stock options, including restricted stock, will allow the Company to tailor future awards to the Company’s specific needs and circumstances at that time.

(b) 1996 Long Term Incentive Plan

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

(c) Stock Option Plan for Non-Employee Directors

The Company has adopted the Mexican Restaurants, Inc. Stock Option Plan for Non-Employee Directors (the “Directors Plan”) for its outside directors and has reserved 200,000 shares of Common Stock for issuance thereunder. The Directors Plan provides that each outside director will automatically be granted an option to purchase 10,000 shares of Common Stock at the time of becoming a director. These options will be exercisable in 20% increments and will vest equally over the five-year period from the date of grant. Such options are priced at the fair market value at the time an individual is elected as a director. Until the third quarter of fiscal year 2002, each outside director received options to purchase 1,500 shares of Common Stock quarterly, plus additional options for attendance at committee meetings, exercisable at the fair market value of the Common Stock at the close of business on the date immediately preceding the date of grant. Such annual options will vest at the conclusion of one year, so long as the individual remains a director of the Company. All stock options granted pursuant to the Directors Plan will be nonqualified stock options and will remain exercisable until the earlier of ten years from the date of grant or six months after the optionee ceases to be a director of the Company.

As of the third quarter of fiscal year 2002, compensation for each outside director was changed from quarterly options to cash payments of $2,000 per quarter and $1,000 per board meeting attended. The chairman of the audit committee receives compensation of $6,250 per quarter.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2005, the Company’s employees exercised 121,472 stock options in the open market. The Company received $430,544 in exchange for 121,472 shares of common stock that was previously held as Treasury stock.

On November 15 and 18 of fiscal 2004, one director exercised 30,200 of his options in the open market. The Company received $111,591 in exchange for 30,200 shares of common stock that was previously held as Treasury stock.

(d) 1996 Manager’s Stock Option Plan

    The Company has adopted the 1996 Manager’s Stock Option Plan (the “Manager’s Plan”) specifically for its store-level managers. The Manager’s Plan authorizes the granting of up to 200,000 shares of Common Stock in the form of non-qualified stock options to store-level managers of the Company. The purpose of the Manager’s Plan is to attract, retain and motivate restaurant managers to achieve long-range goals and to further align the interests of those employees with those of the other shareholders of the Company. Options granted under the Manager’s Plan will generally vest and become exercisable at the rate of 10% on the first anniversary of the date of grant, 15% on the second anniversary of the date of grant, and 25% on each of the third through fifth anniversaries of the date of grant. All stock options granted pursuant to the 1996 Manager’s Stock Option Plan will be nonqualified stock options and will remain exercisable until the earlier of ten years from the date of grant or no more than 90 days after the optionee ceases to be an employee of the Company.

(e)	Warrants

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

(f) Stock Transactions

During 1999 and 2000 the Company authorized the granting of 64,000 shares of restricted stock to key executives. The awards were valued at an average of $3.50 per share and will vest in 20% increments over a five year period from the date of the grant. Compensation expense of $41,304, $41,304 and $6,303 was recognized in fiscal years 2003, 2004 and 2005 respectively.

On May 9, 2005, the Company announced its plan to implement a limited stock repurchase program in a manner permitted under its bank financing agreement. Under this program, the Company could spend up to $1.0 million over the next 12 months (not to exceed $500,000 in any one quarter) to repurchase outstanding shares of its common stock. On September 7, 2005, the Company’s Board of Directors approved an increase of $1.0 million to its stock repurchase program announced on May 9, 2005. During fiscal year 2005, the Company repurchased 181,300 shares of common stock for $1,738,267. During fiscal year 2004 and 2003, the Company did not repurchase any of its common shares.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g) Option and Warrant Summary		Weighted Average
	Shares	Exercise Price
Balance at December 28, 2003:
Granted	24,500	$3.31
Exercised	--	--
Canceled	(36,000)	4.67
	1,028,970	$6.87

Balance at January 2, 2005:
Granted	--	$--
Exercised	30,200	3.70
Canceled	22,500	7.36
	976,270	$6.96

Balance at January 1, 2006:
Granted	260,000	$12.00
Exercised	121,472	3.54
Canceled	10,750	5.68
	1,104,048	$8.54

The options (744,278) and warrants (359,770) outstanding at January 1, 2006 had exercise prices ranging between $2.50 to $12.00, of which 395,000 of the options had exercise prices ranging from $8.63 to $12.00, and 359,770 of the warrants had a exercise price of $10.90. As of January 1, 2006, 1,052,635 options and warrants were exercisable at an average price of $8.78.

The weighted average fair value of the options and warrants granted during 2003, 2004 and 2005 is estimated at $1.40, $0.00 and $0.00 per share (no options or warrants were granted in 2004 and the options granted in 2005 are fully vested), respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 44% for 2003, 35% for 2004 and 28% for 2005, risk-free interest rate of 3.0% for 2003, 3.4% for 2004 and 4.1% for 2005, an expected life of 5 years for options and 4 years for warrants and 0% dividend yield.

(h) Income Per Share

Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. For fiscal years 2004 and 2005, the effect of dilutive stock options increase the weighted average shares outstanding by approximately 246,360 and 285,070 shares respectively. For fiscal year 2003, the effect of dilutive stock options did not affect the determination of diluted income per share. For fiscal years 2004 and 2005, such stock options and warrants did affect the determination of diluted income approximately $0.04 and $0.05 per share, respectively. Approximately 454,570 and 405,870 options and warrants were considered antidilutive for fiscal years 2004 and 2005 respectively. For fiscal year 2003 all shares were considered antidilutive. The options and warrants that are considered antidilutive have a grant price that exceeds the market price as of the end of each fiscal year.

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

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 25, 1998, the Company completed a sale-leaseback transaction involving the sale and leaseback of land, building and improvements of 13 company-owned restaurants. The properties were sold for $11.5 million and resulted in a gain of approximately $3.5 million that was deferred and is amortized over the terms of the leases, which are 15 years each. The deferred gain at January 2, 2005 and January 1, 2006 was $1,769,212 and $1,561,070, respectively. The leases are classified as operating leases in accordance with SFAS No. 13 “Accounting for Leases”. Subsequent to the original transaction one lease was sold. The remaining 12 leases have a total future minimum lease obligation of approximately $9,415,509 and are included in the future minimum lease payment schedule below.

Future minimum lease payments (which includes the three closed restaurants scheduled below) under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of January 1, 2006 are approximately:

Year Ending

2006	$5,534,205
2007	5,454,338
2008	5,238,810
2009	5,090,744
2010	4,628,866
Thereafter	27,815,475
$53,762,438

On December 30, 2001 the Company closed three under-performing Idaho restaurants (which are included in the table above) and in fiscal year 2002 the Company subleased those restaurants to other local operators. Two of the subtenants have two five year options to extend their leases, and one of the subtenants has one five year option to extend its lease. Future minimum lease receipts under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of January 1, 2006 are approximately:

Year Ending

2006	$303,500
2007	233,500
2008	145,221
Thereafter	--
$682,221

Rent expense for restaurant operating space and equipment amounted to approximately $4,478,663, $5,964,086 and $6,103,154 for the fiscal years 2003, 2004 and 2005, respectively.

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

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for under SFAS 141 and results of operations are included in the accompanying financial statements from the date of acquisition. The assets acquired and liabilities assumed of the acquisition were recorded at estimated fair values using comparables, appraisals, and records.

A summary of the assets acquired and liabilities assumed in the acquisition follow:

Estimated fair value of assets acquired:
Current assets	$184,601
Property and equipment	2,946,365
Other assets	175,000
Goodwill	3,283,916
Total assets	$6,589,882
Less: Cash acquired	(35,150)
Net assets acquired	$6,554,732

On October 14, 2004, the Company completed its purchase of one franchise restaurant in Brenham, Texas for approximately $215,000, which included $164,509 classified as goodwill. The restaurant was closed, remodeled and re-opened on November 22, 2004.

(8)	401(k) Plan

Beginning in fiscal year 1998, the Company established a defined contribution 401(k) plan that covers substantially all full-time employees meeting certain age and service requirements. Participating employees may elect to defer a percentage of their qualifying compensation as voluntary employee contributions. The Company may contribute additional amounts at the discretion of management. The Company did not make any contributions to the plan in fiscal years 2003, 2004 and 2005.

(9)	Related Party Transactions

       The Company leased its executive offices from a company owned by two shareholders of Mexican Restaurants, Inc. Net lease expense related to these facilities in fiscal 2003 and 2004 was $125,188 and $10,416 respectively. The building was sold to a non-related party on February 20, 2004.

The Company provides accounting and administrative services for the Casa Olé Media and Production Funds. The Casa Olé Media and Production Funds are not-for-profit, unconsolidated entities used to collect money from company -owned and franchise-owned restaurants to pay for the marketing of Casa Olé restaurants. Each restaurant contributes an agreed upon percentage of its sales to the funds.

(10)	Contingencies

The Company has litigation, claims and assessments that arise in the normal course of business. Management believes that the Company’s financial position or results of operations will not be materially affected by such matters.

(11)	Subsequent Events

The Company acquired 13 restaurants from its Beaumont-based franchisee in January 2004. Part of the financing for the acquisition included $3.0 million in notes issued by Mexican Restaurants, Inc. to the sellers. The seller notes pay interest for five years, with $1.5 million in principal due on January 7, 2009 and $1.5 million in principal amortizing over an additional five years. The Company has decided to prepay $2.5 million of the seller notes on March 31, 2006. Although the Company is not obligated to make any principal payments on the seller notes until 2009, a decision was made to prepay a large portion of the 7% seller notes by borrowing on its Bank of America credit facility. The interest rate on the line of credit is either the prime rate or LIBOR plus a stipulated percentage, which is currently lower than 7%.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)	Selected Quarterly Financial Data (Unaudited)

The unaudited quarterly results for the fiscal year ended January 2, 2005 and January 1, 2006 were as follows (in thousands, except per share data):

	Fiscal Year 2004 Quarter Ended
	January 02	September 26	June 27	March 28

Revenues	$20,057	$19,600	$19,485	$18,638
Income from continuing operations	223	639	701	693
Loss from discontinued operations	(199)	(56)	(78)	(162)
Net income (loss)	24	583	623	531
Basic income per share
Income from continuing operations	$0.07	$0.19	$0.20	$0.21
Loss from discontinued operations	($ 0.06)	($ 0.02)	($ 0.02)	($ 0.05)
Net income (loss)	$0.01	$0.17	$0.18	$0.16
Diluted income per share
Income from continuing operations	$0.06	$0.18	$0.19	$0.20
Loss from discontinued operations	($ 0.05)	($ 0.02)	($ 0.02)	($ 0.05)
Net income (loss)	$0.01	$0.16	$0.17	$0.15

	Fiscal Year 2005 Quarter Ended
	January 01	October 2	July 3	April 3

Revenues	$20,887	$19,773	$20,466	$20,078
Income from continuing operations	1,653	68	534	698
Loss from discontinued operations	(545)	(37)	(32)	(23)
Net income (loss)	1,108	31	502	675
Basic income per share
Income from continuing operations	$0.49	$0.02	$0.16	$0.21
Loss from discontinued operations	($ 0.16)	($ 0.01)	($ 0.01)	($ 0.01)
Net income (loss)	$0.33	$0.01	$0.15	$0.20
Diluted income per share
Income from continuing operations	$0.45	$0.02	$0.15	$0.19
Loss from discontinued operations	($ 0.15)	($ 0.01)	($ 0.01)	($ 0.01)
Net income (loss)	$0.30	$0.01	$0.14	$0.18

In the 4th quarter of fiscal 2004, the Company recognized asset impairment and restaurant closure costs of $700,682. In the 3rd and 4th quarters of 2005, the Company recognized a loss from Hurricane Rita of $274,328 and a gain of $1,279,193. Excluding these infrequently occurring costs, income from continuing operations would be $764,000 for the 4th quarter of 2004 and $269,000 and $772,000 for the 3rd and 4th quarters of 2005, respectively.

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mexican Restaurants, Inc. (the Company) on Form 10-K for the period ending January 1, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Curt Glowacki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Curt Glowacki

Curt Glowacki
Chief Executive Officer
March 30, 2006

The foregoing certification is being forwarded solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mexican Restaurants, Inc. (the Company) on Form 10-K for the period ending January 1, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Andrew J. Dennard, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(3)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(4)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Andrew J. Dennard

Andrew J. Dennard
Chief Financial Officer
March 30, 2006

The foregoing certification is being forwarded solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).