Form 10-K/A
period 2006-01-01
MEXICAN RESTAURANTS INC
filed 2006-04-13
CIK 1009244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

AMENDMENT NO. 1 EXPLANATORY NOTE

We are filing Amendment No. 1 (this “Amendment”) to the Mexican Restaurants, Inc. Annual Report on Form 10-K for the year ended January 1, 2006 (the “2005 Form 10-K”), which was originally filed on March 30, 2006, to amend Part IV, Item 15 of the Mexican Restaurants, Inc.’s 2005 Form 10-K for the sole purpose of amending and restating (i) Exhibit 23.1, Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP (“UHY”) and (ii) Exhibit 23.2, Consent of KPMG LLP (“KPMG”).

Exhibit 23.1 to the Mexican Restaurants, Inc.’s 2005 Form 10-K inadvertently contained UHY’s report with respect to Mexican Restaurants, Inc.’s financial statements for its 2005 fiscal year, and Exhibit 23.2 to the Mexican Restaurants, Inc.’s 2005 Form 10-K inadvertently contained KPMG’s report with respect to the consolidated balance sheet of Mexican Restaurants, Inc. and subsidiaries as of January 2, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the each of the years in the two-year period ended January 2, 2005. Revised Exhibits 23.1 and 23.2 now include the executed consents of the respective independent registered public accounting firms.

No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of the Mexican Restaurants, Inc.’s 2005 Form 10-K. This Amendment does not reflect events occurring after March 30, 2006, the date of the original filing of the Mexican Restaurants, Inc.’s 2005 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. In addition, currently-dated certifications from the Mexican Restaurants, Inc.’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

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

#10.24
Amendment No. 2 to Amended and Restated Revolving Credit and Term Loan Agreement dated November 15, 2005 (effective June 30, 2005) between Mexican Restaurants, Inc., as the Borrower, and Bank of America, as the Bank, for $10,000,000 dated June 29, 2001 and as amended on January 7, 2004 and April 1, 2005.

#†10.25	Performance Unit Agreement by and between Mexican Restaurants, Inc. and Andrew Dennard dated August 16, 2005.
#†10.26	Performance Unit Agreement by and between Mexican Restaurants, Inc. and Curt Glowacki dated August 16, 2005.
#†10.27	Performance Unit Agreement by and between Mexican Restaurants, Inc. and Louis P. Neeb dated August 16, 2005.
#†10.28	Performance Unit Agreement by and between Mexican Restaurants, Inc. and Dennis Vegas dated August 16, 2005.
21.1
List of subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Company’s Form S-1 Registration Statement Under the Securities Act of 1933, dated April 24, 1996, filed by the Company with the Securities and Exchange Commission).

*23.1	Consent of UHY MANN FRANKFORT STEIN & LIPP CPAs, LLP, Independent Registered Public Accounting Firm.
*23.2	Consent of KPMG, LLP, Independent Registered Public Accounting Firm.
#24.1	Power of Attorney (included on the signature page to this Form 10-K).
*31.1	Certification filed pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*31.2	Certification filed pursuant to Rule 13a-14(a) or Rule 15d-14(a).
**32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____
*	Filed herewith.
**	Furnished herewith.
‡
Incorporated by reference to corresponding Exhibit number of the Company’s Form S-1 Registration Statement under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration number 333-1678) (the “1996 Form S-1”).

†	Management contract or compensatory plan or arrangement.

#	Previously filed as an exhibit to the Company’s 2005 Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2006.

MEXICAN RESTAURANTS, INC.

By: /s/ Louis P. Neeb
Louis P. Neeb,
Chairman of the Board of Directors