Form 10-Q
period 2006-04-02
MEXICAN RESTAURANTS INC
filed 2006-05-11
CIK 1009244

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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
Yes ☐  No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2006: 3,356,977 shares of common stock, par value $.01.

Table of Contents

Part I - Financial Information

Part II - Other Information

Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 6.	Exhibits	12

Signatures		13

Exhibit 31.1	Section 302 CEO Certification	14
Exhibit 31.2	Section 302 CFO Certification	15
Exhibit 32.1	Section 906 CEO Certification	16
Exhibit 32.2	Section 906 CFO Certification	17

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Mexican Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

	(unaudited)
ASSETS	4/2/2006	1/1/2006

Current assets:
Cash and cash equivalents	$716,064	$788,109
Royalties receivable	136,862	176,649
Other receivables	1,355,913	2,088,035
Inventory	693,426	744,397
Prepaid expenses and other current assets	957,481	833,678
Total current assets	3,859,746	4,630,868

Property, plant and equipment	32,338,627	31,511,205
Less accumulated depreciation	(15,855,871)	(15,315,864)
Net property, plant and equipment	16,482,756	16,195,341

Goodwill	10,902,664	10,902,664
Deferred tax assets	168,085	256,274
Property held for sale, net	626,228	625,318
Other assets	487,893	526,804
Total Assets	$32,527,372	$33,137,269

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt	$1,250,000	$1,000,000
Accounts payable	1,516,991	1,710,068
Income taxes payable	269,693	203,116
Accrued sales and liquor taxes	192,348	127,283
Accrued payroll and taxes	1,308,690	1,685,235
Accrued expenses - other	1,144,296	1,536,895
Total current liabilities	5,682,018	6,262,597

Long-term debt, net of current portion	3,750,000	4,500,000
Other liabilities	1,923,762	1,930,056
Deferred gain	1,509,034	1,561,070

Commitments and Contingencies	-	-

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized, none issued	-	-
Common stock, $0.01 par value, 20,000,000 shares
authorized, 4,732,705 shares issued	47,327	47,327
Additional paid-in capital	19,419,205	19,406,139
Retained earnings	12,386,734	11,620,788
Treasury stock of 1,375,728 common shares	(12,190,708)	(12,190,708)
Total stockholders' equity	19,662,558	18,883,546

Total Liabilities and Stockholders' Equity	$32,527,372	$33,137,269

Mexican Restaurants, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	13-Week	13-Week
	Period Ended	Period Ended
	4/02/2006	4/03/2005
Revenues:
Restaurant sales	$21,490,234	$19,902,501
Franchise fees, royalties and other	168,699	175,690
	21,658,933	20,078,191

Costs and expenses:
Cost of sales	5,919,221	5,372,291
Labor	6,874,744	6,524,294
Restaurant operating expenses	4,941,691	4,590,533
General and administrative	1,862,091	1,789,735
Depreciation and amortization	754,544	649,906
Pre-opening costs	49,737	989
Hurricane Rita losses	19,463	-
Loss on sale of assets	5,959	2,192
	20,427,450	18,929,940

Operating income	1,231,483	1,148,251

Other income (expense):
Interest income	630	630
Interest expense	(110,199)	(150,578)
Other, net	23,798	42,190
	(85,771)	(107,758)

Income from continuing operations before income taxes	1,145,712	1,040,493
Income tax expense	379,766	342,300
Income from continuing operations	765,946	698,193

Discontinued Operations:
Loss from discontinued operations	-	(36,627)
Income tax benefit	-	13,581
Loss from discontinued operations	-	(23,046)

Net income	$765,946	$675,147

Basic income per share
Income from continuing operations	$0.23	$0.21
Loss from discontinued operations	-	(0.01)
Net income	$0.23	$0.20

Treasury stock of 1,375,728 common shares	$0.21	$0.19
Loss from discontinued operations	-	(0.01)
Net income	$0.21	$0.18

Weighted average number of shares (basic)	3,356,977	3,414,805

Weighted average number of shares (diluted)	3,634,802	3,732,401

Mexican Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	13-Weeks Ended	13-Weeks Ended
	4/02/2006	4/03/2005
Cash flows from operating activities:
Net income	$765,946	$675,147
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	754,544	649,906
Deferred gain amortization	(52,036)	(52,045)
Loss from discontinued operations	-	23,046
Loss on sale of property, plant & equipment	5,959	2,192
Stock option compensation expense	13,066	-
Deferred compensation	-	6,303
Deferred taxes	88,189	150,401
Changes in assets and liabilities:
Royalties receivable	39,787	1,020
Other receivables	(52,906)	(93,124)
Income tax receivable/payable	66,577	251,525
Inventory	50,971	(12,050)
Prepaid and other current assets	(123,803)	(24,044)
Other assets	9,546	17,456
Accounts payable	(193,077)	(154,713)
Accrued expenses and other liabilities	(704,079)	(500,213)
Other liabilities	(6,294)	60,422
Total adjustments	(103,556)	326,082
Net cash provided by continuing operations	662,390	1,001,229
Net cash used in discontinued operations	-	(142,751)
Net cash provided by operating activities	662,390	858,478

Cash flows from investing activities:
Insurance proceeds from Hurricane Rita losses	785,028	-
Purchase of property, plant and equipment	(1,019,463)	(619,695)
Net cash used in continuing operations	(234,435)	(619,695)
Net cash used in investing activities	(234,435)	(619,695)

Cash flows from financing activities:
Net borrowings (payments) under line of credit	2,000,000	(250,000)
Payments of Long Term Notes Payable	(2,500,000)	-
Net cash used in continuing operations	(500,000)	(250,000)
Net cash used in financing activities	(500,000)	(250,000)

Decrease in cash and cash equivalents	(72,045)	(11,217)
Cash and cash equivalents at beginning of period	788,109	1,293,836
Cash and cash equivalents at end of period	$716,064	$1,282,619

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$122,098	$145,478
Income Taxes	$225,335	$5,645

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

In the opinion of Mexican Restaurants, Inc. (the “Company”), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of April 2, 2006, and the consolidated statements of income and cash flows for the 13-week periods ended April 2, 2006 and April 3, 2005. The consolidated statements of income for the 13-week period ended April 2, 2006 are not necessarily indicative of the results to be expected for the full year. During the interim periods, the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report and Form 10-K (file number 0-28234). Reference should be made to such financial statements for information on such accounting policies and further financial detail.

The consolidated statements of income and cash flows for the 13-week period ended April 3, 2005 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations. Consequently, the consolidated statements of income and cash flows for the 13-week period ended April 3, 2005 shown in the accompanying consolidated financial statements have been reclassified to conform to the April 2, 2006 presentation. These reclassifications have no effect on total assets, total liabilities, stockholders’ equity or net income.

Impact of Recently Issued Accounting Standards

On October 6, 2005, the FASB released FASB Staff Position (“FSP”) FAS No. 13-1, Accounting for Rental Costs Incurred during a Construction Period. This FSP affects companies that are engaged in construction activities on buildings or grounds accounted for as operating leases. The FSP requires the Company to expense rental costs associated with these leases, starting on the date that the tenant is given control of the premises. As a result, companies must cease capitalizing rental costs during construction periods. The FSP is effective for the first reporting period beginning after December 15, 2005. Effective January 2, 2006, the Company adopted FSP FAS No. 13-1 and has determined that it did not have a material effect on the Company’s financial statements.

2.	Stock-Based Compensation

At April 2, 2006, the Company had several equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors. The current plans are the 2005 Long Term Incentive Plan, the 1996 Long Term Incentive Plan, the Stock Option Plan for Non-Employee Directors and the 1996 Manager’s Stock Option Plan. These plans are described in more detail in Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Effective January 2, 2006, the Company adopted SFAS No. 123 (Revised) Share-Based Payments (SFAS No.123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123(R), the Company accounted for the equity-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (the intrinsic value method), and accordingly, did not recognize any compensation expense for stock option grants.

Under the modified prospective approach, SFAS No. 123(R) applies to new awards and to unvested awards that were outstanding on January 2, 2006, and those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all stock-based payments granted to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation cost for all share-based payments granted subsequent to adoption, based on the grant-date fair value estimated in accordance with the provisions of
      SFAS No. 123(R).  The Company had no new grants during the first quarter of fiscal 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses the assumptions noted in the following table. Expected volatility is based on historical volatilities from stock traded. The Company uses historical data to estimate option exercises and employee terminations used in the model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	13 Weeks Ended
	4/3/05	4/2/06

Risk-free interest rate	4.05%	N/A
Expected life, in years	8.1	N/A
Expected volatility	28.3%	N/A
Dividend yield	0%	N/A

As a result of adopting SFAS No. 123(R) on January 2, 2006, income before income taxes, net income and diluted earnings per share for the 13 weeks ended April 2, 2006, were lower by $13,066, $8,235, and $0.00 per share, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options were sold over the exercise prices of the options. There were no stock options exercised in the 13 week periods ended April 2, 2006 and April 3, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under the Company’s stock option plans for the 13 week period ended April 3, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing model and amortized to expense over the options vesting period.

13 Weeks Ended
4/3/2005
Net income - as reported	$675,147
Less: Stock based compensation expense, determined under fair value based method for all awards, net of taxes	21,367
Pro forma net income	$653,780
Net income per share diluted - as reported	$0.18
Pro forma net income per share diluted	$0.18

 In conjunction with the Company’s 1996 initial public offering, the Company entered into warrant agreements with Louis P. Neeb and Tex-Mex Partners, a limited liability company in which a former member of the Board of Directors is a principal. The warrants to purchase 359,770 shares of common stock (179,885 each to Louis P. Neeb and Tex-Mex Partners), which had a $10.90 exercise price, were all exchanged on April 21, 2006 under agreements with the warrant holders that provided for the delivery of 11,638 shares of the Company’s common stock to each of Mr. Neeb and Tex-Mex Partners. The exchange rate was determined by the difference between a fifteen day simple trading average for the Common Stock from March 27, 2006 through April 15, 2006 (which average the parties agreed was $12.52) and the exercise price, resulting in a spread of $1.62, then divided by two.

 3. Net Income per Common Share
Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. As of April 2, 2006 and April 3, 2005, the Company had 1,101,048 and 976,270 options and warrants outstanding, respectively. As of April 2, 2006 and April 3, 2005, such stock options and warrants have the effect of increasing basic weighted average shares outstanding by 277,825 and 317,596 for such 13-week periods, respectively.

4. Hurricane Rita Update

       During first quarter 2006, the Company continued to work with its insurance consulting firm to finalize the Hurricane Rita insurance claim. The Company recognized $109,846 in asset cost expenditures related to damaged property in the consolidated balance sheets. As of April 2, 2006, the Company has a receivable due from its insurance carrier for $563,758. The Company expects to finalize its insurance claim during the second quarter of fiscal 2006.

5. Long-term Debt

On March 31, 2006, the Company prepaid $2.5 million of the Beaumont-based franchise restaurant seller notes by drawing $2.0 million on its Bank of America revolving line of credit, with the balance paid from cash reserves.

6. Subsequent Events

On April 4, 2006, the Company closed the sale of the Port Arthur, Texas pad site that was acquired in the 2004 acquisition of 13 restaurants from its Beaumont-based franchisee. The gross sales price was $130,000.

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

General

The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Tex-Mex Café, Monterey’s Little Mexico, Tortuga Coastal Cantina, Crazy Jose’s and La Senorita. At April 2, 2006 the Company operated 61 restaurants, franchised 18 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

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

The consolidated statements of income and cash flows for the 13-week period ended April 2, 2006 and April 3, 2005 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations. Consequently, the consolidated statements of income and cash flows for the 13-week period ended April 3, 2005 shown in the accompanying consolidated financial statements have been reclassified to conform to the April 2, 2006 presentation. These reclassifications have no effect on total assets, total liabilities, stockholders equity or net income.

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

Results of Operations

            Revenues. The Company’s revenues for the first quarter of fiscal 2006 increased $1.6 million or 7.9% to $21.7 million compared with $20.1 million for the same quarter in fiscal 2005. Restaurant sales for first quarter 2006 increased $1.6 million or 8.0% to $21.5 million compared with $19.9 million for the first quarter of fiscal 2005. Approximately 62.0% of the increase in revenues reflects positive same-restaurant sales. For the first quarter ended April 2, 2006, total system same-restaurant sales increased 4.1%, Company-owned same-restaurant sales increased 5.1% and franchised-owned same restaurant sales increased 1.2%. The remaining comparable increase in restaurant sales reflects new restaurant additions.

            For the quarter ended April 2, 2006, franchise fees, royalties and other decreased $6,991 or 4.0% to $168,699 compared with $175,690 for the same quarter a year ago.

            Costs and Expenses. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased as a percent of restaurant sales 50 basis points to 27.5% compared with 27.0% in the first quarter of fiscal 2005. The increase primarily reflects higher beef and produce costs.

            Labor and other related expenses decreased in the 2006 first quarter as a percentage of restaurant sales 80 basis points to 32.0% as compared with 32.8% in the first quarter of fiscal 2005. The decrease primarily reflects labor efficiencies relative to positive same-restaurant sales.

            Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, decreased as a percentage of restaurant sales 10 basis points to 23.0% as compared with 23.1% in the first quarter of fiscal 2005. The decrease primarily reflects advertising efficiencies, which were partially offset by higher electricity and natural gas costs.

          General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. As a percentage of total revenue, general and  administrative expenses decreased 30 basis points to 8.6% for the first quarter of fiscal 2006 as compared with 8.9% for the first quarter of fiscal 2005. In absolute dollars, general and administrative costs were $72,356 higher in the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005. The increase reflects planned compensation increases compared with the same quarter one year ago.

            Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization expense increased as a percentage of total sales 30 basis points to 3.5% as compared with 3.2% the same quarter in fiscal 2005. Such expense for the first quarter of fiscal 2006 was $104,638 higher than for the first quarter in fiscal 2005. The increase reflects additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

            The Company opened one new restaurant during the first quarter of 2006 and incurred $49,737 in pre-opening costs. There were no new restaurants opened during the first quarter of 2005.

            Loss on Disposal of Assets - Hurricane Rita. During the first quarter of fiscal 2006, the Company incurred $19,463 of consulting fee expenses related to its ongoing insurance claims.

         Loss on Sale of Assets. During the first quarter of fiscal 2006, the Company recorded losses of $5,959 primarily related to the disposition of assets associated with remodeled restaurants. During the first quarter of fiscal 2005, the Company recorded losses of $2,192 related to miscellaneous disposition of assets.

            Other Income (Expense). Net expense decreased $21,987 to $85,771 in the first quarter of fiscal 2006 compared with a net expense of $107,758 in the first quarter of fiscal year 2005. Interest expense decreased $40,379 to $110,199 in the first quarter of fiscal year 2006 compared with interest expense of $150,578 in the first quarter of fiscal year 2005. The Company paid down $500,000 in debt during the first quarter of fiscal 2006. The decrease in interest expense reflects declining debt balances that have been partially offset by increasing interest rates.

            Income Tax Expense. The Company’s effective tax rate from continuing operations for the first quarter of fiscal 2006 was 33.2% as compared to 32.9% for the first quarter of fiscal 2005. In the first quarter of fiscal 2006, the Company had higher pretax income from continuing operations compared to the first quarter of fiscal 2005. In both quarters, the permanent differences were approximately the same, resulting in a higher effective tax rate in the first quarter of fiscal 2006.

            Restaurant Closure Costs and Discontinued Operations. No losses from discontinued operations were recorded in the first quarter of fiscal 2006. In the corresponding quarter of fiscal year 2005, the Company recorded losses from discontinued operations related to previously closed restaurants.

      Liquidity and Capital Resources

              The Company met capital requirements for the 13-week period of fiscal 2006 with cash generated by operations and its cash reserves. In this 13-week period, the Company's operations generated $662,390 in cash, as compared with $858,478 in the 13-week period of fiscal 2005. The change reflects the timing of quarterly tax payments and accrued payroll.  As of April 2, 2006, the Company had a working capital deficit of $1.8 million, compared with a working capital deficit of approximately $1.6 million at January 1, 2006. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During the 13-week period of fiscal 2006, total cash used for capital requirements was approximately $1.0 million. The Company opened one new restaurant in Owasso, Oklahoma near the end of the first quarter of fiscal 2006. That restaurant is presently exceeding sales expectations. The balance of capital expenditures was for necessary replacement of equipment and leasehold improvements in various older restaurants. Recently, the Company signed a new lease for a restaurant it plans to open during the third quarter of fiscal 2006. The Company’s management still anticipates that it will spend approximately $3.2 million for capital expenditures during the remainder of fiscal 2006.

Over the last several years, the Company incurred additional debt to carry out acquisitions, to develop new restaurants, to remodel existing restaurants, and to repurchase its common stock, as well as to accommodate other working capital needs. During the 13-week period of fiscal 2006, the Company paid down $500,000 of its indebtedness. Also during the first quarter of fiscal 2006, the Company prepaid $2.5 million of the Beaumont-based franchise restaurant seller notes by drawing $2.0 million on its Bank of America revolving line of credit, with the balance paid from cash reserves. During the balance of fiscal year 2006, the Company anticipates that it will use excess cash flow to pay down approximately $2.0 of additional indebtedness.

In January 2004, the Company amended its $10.0 million credit facility with Bank of America to accommodate the acquisition of the Beaumont-based franchise restaurants. The amended credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on December 31, 2008. The credit facility also includes a $5.0 million revolving line of credit that matures on January 7, 2007. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.75% on the unused portion of the revolver from the date of the credit agreement. As of April 2, 2006, the Company had $4.5 million of debt outstanding with Bank of America ($2.5 million on its term note and $2.0 million on its revolving line of credit) and $500,000 in a Beaumont-based franchise seller note for a total indebtedness of $5.0 million.

      On April 1, 2005, the Company and Bank of America amended the $10.0 million credit facility to accommodate the Company’s growth plans. The amendment allows for additional capital expenditures, revised certain covenant ratios, increased the amount of allowable stock repurchases, and extended the maturity date of the revolving line of credit to January 7, 2009. The Company and Bank of America further amended the $10.0 million credit facility to revise certain ratios affected by Hurricane Rita and the Company’s stock repurchase program, and to lower the applicable interest rate margins. The amendment was agreed to November 15, 2005 and was made effective June 30, 2005. The Company is in full compliance with all debt covenants as amended. The Company expects to be in compliance with all debt covenants throughout fiscal year 2006.

On May 9, 2005, the Company announced its plan to implement a limited stock repurchase program in a manner permitted under its bank financing agreement. The Company has entered into a repurchase plan designed to comply with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934 under which an agent appointed by the Company will determine the time, amount, and price at which purchases of common stock will be made, subject to certain parameters established in advance by the Company. During the first quarter of fiscal 2006, the Company did not repurchase any of its common stock. Under this program, the Company has $261,733 of authority remaining to repurchase outstanding shares of its common stock. Shares previously acquired are being held for general corporate purposes, including the offset of the dilutive effect on shareholders from the exercise of stock options.

The Company’s management believes that with its operating cash flow and the Company’s revolving line of credit with Bank of America, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and new restaurant growth through the next 12 months. Unless the Company violates an important debt covenant, the Company’s credit facility with Bank of America is not subject to triggering events that would cause the credit facility to become due sooner than the maturity dates described in the previous paragraphs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not have or participate in transactions involving derivative, financial and commodity instruments. A portion of the Company’s long-term debt bears interest at floating market rates. Based on the amount outstanding at April 2, 2006, a 1% change in interest rates would change interest expense by $11,250 per quarter.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of shares of its Common Stock in the open market during the quarter ended April 2, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs

1/2/2006-4/2/2006	0	0	0	(1)

(1)
Under a share repurchase program approved by the Board of Directors of the Company on May 2, 2005, and amended September 7, 2005, the Company is authorized to repurchase up to $2,000,000 in maximum aggregate amount of the Company’s Common Stock (not to exceed repurchases up to $500,000 in any one quarter). The repurchase program is designed to comply with Rules 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934 under which an agent appointed by the Company will determine the time, amount, and price at which purchases of common stock will be made, subject to certain parameters established in advance by the Company. As of April 2, 2006, the Company has $261,733 of repurchase authority remaining.

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

Items 1, 3, 4 and 5 of this Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mexican Restaurants, Inc.

Dated: May 10, 2006	By: /s/ Curt Glowacki
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2006	By: /s/ Andrew J. Dennard
Andrew J. Dennard
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
(Principal Accounting Officer)