Form 10-Q
period 2006-07-02
MEXICAN RESTAURANTS INC
filed 2006-08-09
CIK 1009244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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
Yes ☐  No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 24, 2006: 3,402,974 shares of common stock, par value $.01.

Table of Contents

Part I - Financial Information

Part II - Other Information

Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 6.	Exhibits	15

Signatures		16

Exhibit 31.1	Section 302 CEO Certification	17
Exhibit 31.2	Section 302 CFO Certification	18
Exhibit 32.1	Section 906 CEO Certification	19
Exhibit 32.2	Section 906 CFO Certification	20

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Mexican Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
ASSETS	7/2/2006	1/1/2006

Current assets:
Cash and cash equivalents	$637,350	$788,109
Royalties receivable	141,444	176,649
Other receivables	1,791,469	2,088,035
Inventory	704,484	744,397
Prepaid expenses and other current assets	651,368	833,678
Total current assets	3,926,115	4,630,868

Property, plant and equipment	33,671,084	31,511,205
Less accumulated depreciation	(16,387,434)	(15,315,864)
Net property, plant and equipment	17,283,650	16,195,341

Goodwill	10,902,664	10,902,664
Deferred tax assets	3,346	256,274
Property held for sale, net	505,118	625,318
Other assets	450,424	526,804
Total Assets	$33,071,317	$33,137,269

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt	$1,000,000	$1,000,000
Accounts payable	1,558,782	1,710,068
Income taxes payable	489,248	203,116
Accrued sales and liquor taxes	188,904	127,283
Accrued payroll and taxes	1,269,388	1,685,235
Accrued expenses and other	1,258,904	1,536,895
Total current liabilities	5,765,226	6,262,597

Long-term debt, net of current portion	3,000,000	4,500,000
Other liabilities	2,037,807	1,930,056
Deferred gain	1,456,999	1,561,070

Commitments and Contingencies	-	-

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized, none issued	-	-
Common stock, $0.01 par value, 20,000,000 shares
authorized, 4,732,705 shares issued	47,327	47,327
Additional paid-in capital	19,153,931	19,406,139
Retained earnings	13,393,202	11,620,788
Treasury stock of 1,329,731 and 1,375,728 common shares at
7/2/06 and 1/1/06, respectively	(11,783,175)	(12,190,708)
Total stockholders' equity	20,811,285	18,883,546
Total Liabilities and Stockholders' Equity	$33,071,317	$33,137,269

Mexican Restaurants, Inc. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	13-Week	13-Week	26-Week	26-Week
	Period Ended	Period Ended	Period Ended	Period Ended
	7/02/2006	7/03/2005	7/02/2006	7/03/2005

Revenues:
Restaurant sales	$21,410,574	$20,288,380	$42,900,808	$40,190,881
Franchise fees, royalties and other	264,913	177,384	433,611	353,074
Business interruption	59,621	-	59,621	-
	21,735,108	20,465,764	43,394,040	40,543,955

Costs and expenses:
Cost of sales	5,917,969	5,728,108	11,837,190	11,100,399
Labor	6,975,516	6,689,590	13,850,260	13,213,884
Restaurant operating expenses	4,927,643	4,565,191	9,869,333	9,155,724
General and administrative	1,837,579	1,716,278	3,699,669	3,506,013
Depreciation and amortization	790,194	696,484	1,544,738	1,346,390
Pre-opening costs	14,510	38,836	64,248	39,825
Restaurant closure costs	78,131	-	78,131	-
Hurricane Rita gain	(386,270)	-	(366,808)	-
(Gain) loss on sale of assets	(14,175)	131,201	(8,216)	133,393
	20,141,097	19,565,688	40,568,545	38,495,628

Operating income	1,594,011	900,076	2,825,495	2,048,327

Other income (expense):
Interest income	630	634	1,260	1,264
Interest expense	(88,793)	(136,137)	(198,992)	(286,715)
Other, net	23,643	16,919	47,441	59,109
	(64,520)	(118,584)	(150,291)	(226,342)

Income from continuing operations before income taxes	1,529,491	781,492	2,675,204	1,821,985
Income tax expense	523,024	247,458	902,790	589,758
Income from continuing operations	1,006,467	534,034	1,772,414	1,232,227

Discontinued operations:
Loss from discontinued operations	-	(50,643)	-	(87,270)
Income tax benefit	-	18,783	-	32,364
Loss from discontinued operations	-	(31,860)	-	(54,906)

Net income	$1,006,467	$502,174	$1,772,414	$1,177,321

Basic income per share
Income from continuing operations	$0.30	$0.16	$0.53	$0.36
Loss from discontinued operations	-	(0.01)	-	(0.02)
Net income	$0.30	$0.15	$0.53	$0.34

Diluted income per share
Income from continuing operations	$0.27	$0.15	$0.48	$0.33
Loss from discontinued operations	-	(0.01)	-	(0.01)
Net income	$0.27	$0.14	$0.48	$0.32

Weighted average number of shares (basic)	3,389,526	3,417,831	3,373,252	3,416,326

Weighted average number of shares (diluted)	3,666,712	3,717,559	3,654,962	3,722,874

Mexican Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	26-Weeks Ended	26-Weeks Ended
	7/02/2006	7/03/2005
Cash flows from operating activities:
Net income	$1,772,414	$1,177,321
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,544,738	1,346,390
Deferred gain amortization	(104,071)	(104,092)
Loss from discontinued operations	-	54,906
Asset impairments and restaurant closure costs	78,131	-
Hurricane Rita gain	(366,808)	-
Loss (gain) on sale of property, plant & equipment	(8,216)	133,393
Stock option compensation expense	26,132	-
Deferred compensation	-	6,303
Deferred taxes	252,928	124,906
Changes in assets and liabilities:
Royalties receivable	35,205	(34,942)
Other receivables	(100,090)	(133,176)
Income tax receivable/payable	286,132	379,712
Inventory	39,913	(48,182)
Prepaid and other current assets	182,310	201,209
Other assets	17,650	28,115
Accounts payable	(190,194)	(198,851)
Accrued expenses and other liabilities	(710,348)	(267,044)
Other liabilities	107,751	83,630
Total adjustments	1,091,163	1,572,277
Net cash provided by continuing operations	2,863,577	2,749,598
Net cash used in discontinued operations	-	(112,680)
Net cash provided by operating activities	2,863,577	2,636,918

Cash flows from investing activities:
Insurance proceeds from Hurricane Rita claims	785,028	-
Purchase of property, plant and equipment	(2,643,557)	(1,738,846)
Proceeds from sale of property, plant and equipment	215,000	360,570
Net cash used in continuing operations	(1,643,529)	(1,378,276)
Net cash used in discontinued operations	-	(6,065)
Net cash used in investing activities	(1,643,529)	(1,384,341)

Cash flows from financing activities:
Net borrowings (payments) under line of credit	1,000,000	(500,000)
Payments on long term notes payable	(2,500,000)	-
Purchase of treasury stock	(144,760)	(250,803)
Windfall tax benefit-stock based compensation expense	26,730	-
Exercise of stock options	247,223	122,160
Net cash used in financing activities	(1,370,807)	(628,643)

Increase (decrease) in cash and cash equivalents	(150,759)	623,934
Cash and cash equivalents at beginning of period	788,109	1,293,836
Cash and cash equivalents at end of period	$637,350	$1,917,770

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$202,125	$281,853
Income Taxes	$337,635	$79,645

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

In the opinion of Mexican Restaurants, Inc. (the “Company”), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of July 2, 2006, and the consolidated statements of income and cash flows for the 13-week and 26-week periods ended July 2, 2006 and July 3, 2005. The consolidated statements of income for the 13-week and 26-week periods ended July 2, 2006 and July 3, 2005 are not necessarily indicative of the results to be expected for the full year. During the interim periods, the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report and Form 10-K filed with the Securities and Exchange Commission on March 30, 2006, as amended by Form 10-K/A filed with the Commission on April 13, 2006. Reference should be made to such financial statements for information on such accounting policies and further financial detail.

The consolidated statements of income and cash flows for the 13-week and 26-week periods ended July 3, 2005 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations. Consequently, the consolidated statements of income and cash flows for the 13-week and 26-week periods ended July 3, 2005 shown in the accompanying consolidated financial statements have been reclassified to conform to the July 2, 2006 presentations. These reclassifications have no effect on total assets, total liabilities, stockholders’ equity or net income.

Impact of Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board released FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return when it is more likely than not that the position would be sustained upon examination by the tax authorities. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet completed our evaluation of the impact of the recognition and measurement requirements of FIN 48 on our existing tax positions, but presently we anticipate that its adoption will not have a material impact on our financial statements. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position.

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

2. Stock-Based Compensation

At July 2, 2006, the Company had several equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors. The current plans are the 2005 Long Term Incentive Plan, the 1996 Long Term Incentive Plan, the Stock Option Plan for Non-Employee Directors and the 1996 Manager’s Stock Option Plan. These plans are described in more detail in Note 5 of our consolidated financial statements in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended January 1, 2006.

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

Under the modified prospective approach, SFAS No. 123(R) applies to new awards and to unvested awards that were outstanding on January 2, 2006, and those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the 13-week and 26-week periods ended July 2, 2006 includes compensation cost for all stock-based payments granted to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation cost for all share-based payments granted subsequent to adoption, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company had no new stock option grants during the first and second quarters of fiscal 2006. On May 23, 2006, the Company’s Board of Directors approved a restricted stock grant of 3,000 shares to each of the outside directors with ten years of service, with such grants vesting over a four year period. Two of the directors qualify for this restricted stock grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses the assumptions noted in the following table. Expected volatility is based on historical volatilities from stock traded. The Company uses historical data to estimate option exercises and employee terminations used in the model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. Management has estimated a forfeiture rate of zero for these calculations. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	13 Weeks Ended
	7/2/06	7/3/05

Risk-free interest rate	N/A	4.05%
Expected life, in years	N/A	8.1
Expected volatility	N/A	28.3%
Dividend yield	N/A	0%

	26 Weeks Ended
	7/2/06	7/3/05

Risk-free interest rate	N/A	4.05%
Expected life, in years	N/A	8.1
Expected volatility	N/A	28.3%
Dividend yield	N/A	0%

As a result of adopting SFAS No. 123(R) on January 2, 2006, income before income taxes, net income and diluted earnings per share for the 13 weeks ended July 2, 2006, were lower by $13,066, $8,235, and $0.00 per share, respectively, and for the 26 weeks ended July 2, 2006 were lower by $26,132, $16,471 and $0.00 per share, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options were sold over the exercise prices of the options. There were 35,737 and 35,975 stock options exercised in the 13 week periods ended July 2, 2006 and July 3, 2005, respectively. The Company received cash in the second quarter of 2006 in the amount of $247,223 and $124,260 ($122,160 received in the second quarter and $2,100 in the third quarter of 2005) from the exercise of these options.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under the Company’s stock option plans for the 13-week and 26-week periods ended July 3, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing model and amortized to expense over the options vesting period.

	13 Weeks Ended	26 Weeks Ended
	7/3/2005	7/3/2005
Net income - as reported	$502,174	$1,177,321
Less: Stock based compensation expense, determined under fair value based method for all awards, net of taxes	21,367	42,734
Pro forma net income	$480,807	$1,134,587
Net income per share diluted - as reported	$0.14	$0.32
Pro forma net income per share diluted	$0.13	$0.30

In conjunction with the Company’s 1996 initial public offering, the Company entered into warrant agreements with Louis P. Neeb and Tex-Mex Partners, a limited liability company in which a former member of the Board of Directors is a principal. The warrants to purchase 359,770 shares of common stock (179,885 each to Louis P. Neeb and Tex-Mex Partners), which had a $10.90 exercise price, were all exchanged on April 24, 2006 under agreements with the warrant holders that provided for the delivery of 11,638 shares of the Company’s common stock to each of Mr. Neeb and Tex-Mex Partners. The exchange rate was determined by the difference between a fifteen day simple trading average for the Common Stock from March 27, 2006 through April 15, 2006 (which average the parties agreed was $12.52) and the exercise price, resulting in a spread of $1.62, then divided by two.

3.  Net Income per Common Share

Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. As of July 2, 2006 and July 3, 2005, the Company had 688,541 and 929,795 options and warrants outstanding, respectively. As of July 2, 2006 and July 3, 2005, such stock options and warrants have the effect of increasing basic weighted average shares outstanding by 277,186 and 299,728 for such 13-week periods and 281,711 and 306,548 for such 26-week period ending on these dates, respectively.

4.  Hurricane Rita Update

During second quarter 2006, the Company finalized negotiations with its insurance carrier for the Hurricane Rita insurance claim. For the second quarter ended July 2, 2006, the Company recognized in the consolidated statement of income $386,270 as a gain and $59,621 as business interruption revenue from the insurance claim. The Company was able to negotiate a higher settlement under the provisions of its insurance policy than the amount originally estimated, which resulted in an additional gain recorded in the second quarter of 2006. For the 13-week period ended July 2, 2006 the Company capitalized $330,196 in asset cost expenditures related to damaged property in the consolidated balance sheets. For the 26-week period ended July 2, 2006, the Company recognized in the consolidated statement of income $366,808 as a gain from the insurance claim, and recognized $440,042 in asset cost expenditures related to damaged property in the consolidated balance sheets. As of July 2, 2006, the Company has a receivable due from its insurance carrier for $1,020,606.

5. Long-term Debt

On March 31, 2006, the Company prepaid $2.5 million of the Beaumont-based franchise restaurant seller notes by drawing $2.0 million on its Bank of America revolving line of credit, with the balance paid from cash reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating habits; the risk of food-borne illness; national, regional or local economic and real estate conditions; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; inflation; increased food, labor and benefit costs; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company. The use of words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s most recently filed Annual Report and Form 10-K and Form 10-K/A that attempt to advise interested parties of the risks and factors that may affect the Company’s business. The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein, to reflect any change in its expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

General

The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Tex-Mex Café, Monterey’s Little Mexico, Tortuga Coastal Cantina, Crazy Jose’s and La Senorita. At July 2, 2006 the Company operated 61 restaurants, franchised 18 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

The Company’s primary source of revenues is the sale of food and beverages at Company-owned restaurants. The Company also derives revenues from franchise fees, royalties and other franchise-related activities with respect to its franchised restaurants. Franchise fee revenue from an individual franchise sale is recognized when all services relating to the sale have been performed and the restaurant has commenced operation. Initial franchise fees relating to area franchise sales are recognized ratably in proportion to the services that are required to be performed pursuant to the area franchise or development agreements and proportionately as the restaurants within the area are opened.

The consolidated statements of income and cash flows for the 13-week and 26-week periods ended July 3, 2005 have been adjusted to remove the operations of restaurants closed prior to January 1, 2006, which have been reclassified as discontinued operations. There were no discontinued operations through the 26 weeks ended July 2, 2006. Consequently, the consolidated statements of income and cash flows for the 13-week and 26-week periods ended July 3, 2005 shown in the accompanying consolidated financial statements have been reclassified to conform to the July 2, 2006 presentation. These reclassifications have no effect on total assets, total liabilities, stockholders equity or net income.

Since its inception as a public company in 1996, the Company has primarily grown through the acquisition of other Mexican food restaurant companies. In 1997, the Company purchased all of the outstanding stock of Monterey’s Acquisition Corp. (“MAC”). At the time of the acquisition, MAC owned and operated 26 restaurants in Texas and Oklahoma under the names “Monterey’s Tex-Mex Café,” “Monterey’s Little Mexico” and “Tortuga Coastal Cantina.”

In 1999, the Company purchased 100% of the outstanding stock of La Señorita Restaurants, a Mexican restaurant chain operated in the State of Michigan. At the time of the acquisition, La Señorita operated five company-owned restaurants, and three franchise restaurants.

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

Results of Operations

Revenues. The Company’s revenues for the second quarter of fiscal 2006 increased $1.3 million or 6.2% to $21.7 million compared with $20.4 million for the same quarter in fiscal 2005. Restaurant sales for second quarter 2006 increased $1.1 million or 5.5% to $21.4 million compared with $20.3 million for the second quarter of fiscal 2005. Approximately 80.0% of the increase in restaurant sales reflects the addition of one new restaurant and the full quarter impact of another new restaurant added at the end of second quarter 2005. The remainder of the increase reflects positive same-restaurant sales growth. For the second quarter ended July 2, 2006, total system same-restaurant sales increased 0.3%, Company-owned same-restaurant sales increased 1.1% and franchised-owned same restaurant sales decreased 2.1%.

On a year-to-date basis, the Company’s revenue was up $2.9 million or 7.0% to $43.4 million compared with $40.5 million for the same 26-week period in fiscal 2005. Restaurant sales for the 26-week period ended July 2, 2006 increased $2.7 million or 6.7% to $42.9 million compared with $40.2 million for the same 26-week period of fiscal 2005. Approximately 55.0% of the increase in restaurant sales reflects new restaurant additions, with the remainder of the increase reflecting positive same-restaurant sales growth. For the 26-week period ended July 2, 2006, total system same-restaurant sales increased 2.1%, Company-owned same-restaurant sales increased 3.1% and franchised-owned same-restaurant sales decreased 0.9%.

For the quarter ended July 2, 2006, franchise fees, royalties and other increased $87,529 or 49.3% to $264,913 compared with $177,384 for the same quarter a year ago. The increase was due to the recognition of $80,000 in royalties due to a correction of understated royalty income over the 16 previous quarters, which were recorded in the second quarter of 2006. Also, during the second quarter ended July 2, 2006, the Company recorded $59,621 of business interruption proceeds related to its Hurricane Rita insurance claim.

On a year-to-date basis, franchise fees, royalties and other increased $80,537 or 22.8% to $433,611 compared with $353,074 for the same 26-week period of fiscal 2005, with the increase primarily reflecting the previously mentioned royalty of $80,000.

Costs and Expenses. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, decreased as a percent of restaurant sales 60 basis points to 27.6% compared with 28.2% in the second quarter of fiscal 2005. The decrease primarily reflects lower produce, dairy and tortilla costs reflecting favorable market conditions.

On a year-to-date basis, costs of sales held constant as a percent of restaurant sales at 27.6% compared with the same 26-week period a year ago.

Labor and other related expenses decreased as a percentage of restaurant sales 40 basis points to 32.6% as compared with 33.0% in the second quarter of fiscal 2005. On a year-to-date basis, labor and other related expenses decreased as a percentage of restaurant sales 60 basis points to 32.3% as compared with 32.9% for the same 26-week period a year ago. These decreases primarily reflect labor efficiencies relative to positive same-restaurant sales.

Restaurant operating expenses, which primarily include rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased as a percentage of restaurant sales 50 basis points to 23.0% as compared with 22.5% in the second quarter of fiscal 2005. On a year-to-date basis, restaurant operating expenses increased as a percentage of restaurant sales 20 basis points to 23.0% as compared with 22.8% for the same 26-week period a year ago. These increases reflect higher electricity and natural gas costs for these periods.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. As a percentage of total revenue, general and administrative expenses increased 10 basis points to 8.5% for the second quarter of fiscal 2006 as compared with 8.4% for the second quarter of fiscal 2005. In absolute dollars, general and administrative costs were $121,301 higher in the second quarter of fiscal 2006 compared with the second quarter of fiscal 2005. On a year-to-date basis, general and administrative expenses decreased as a percentage of total sales 10 basis points to 8.5% as compared with 8.6% in the same 26-week period one year ago. In absolute dollars, general and administrative costs were $193,656 higher in the 26-week period of fiscal 2006 compared with the same 26-week period in fiscal 2005. These increases primarily reflect planned compensation increases compared with comparable periods in 2005, as well as SFAS No. 123 (Revised) Share-Based Payments expensing of options.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization expense increased as a percentage of total sales 20 basis points to 3.6% as compared with 3.4% the same quarter in fiscal 2005. Such expense for the second quarter of fiscal 2006 was $93,710 higher than for the second quarter in fiscal 2005. On a year-to-date basis, depreciation and amortization expense increased 30 basis points to 3.6% of total sales as compared with 3.3% for the same 26-week period a year ago. The 26-week period of fiscal 2006 was $198,348 higher than the 26-week period in fiscal 2005. These increases for the 2006 quarter and 26-week periods reflect additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

The Company opened one new restaurant at the end of the first quarter of 2006 and incurred $49,737 in pre-opening costs in the first quarter of 2006 and $14,510 in the second quarter of 2006. There was one restaurant opened during the second quarter of 2005 incurring $38,836 in pre-opening costs during that quarter, and for the 26-week period of fiscal 2005 incurring $39,825 in pre-opening costs.

Restaurant Closure Costs. The restaurant closure cost of $78,131 primarily related to the real estate commission paid on the sale of a previously closed restaurant in Boise, Idaho. There were no restaurant closure costs for the 13-week and 26-week periods of fiscal 2005.

Loss on Disposal of Assets - Hurricane Rita. During second quarter 2006, the Company finalized negotiations with its insurance carrier for the Hurricane Rita insurance claim. For the second quarter ended July 2, 2006, the Company recognized in the consolidated statement of income $386,270 as a gain and $59,621 as business interruption revenue from the insurance claim. The Company was able to negotiate a higher settlement under the provisions of its insurance policy than the amount originally estimated, which resulted in an additional gain recorded in the second quarter of 2006. The Company also capitalized $330,196 in asset cost expenditures related to damaged property in the consolidated balance sheets. For the 26-week period of fiscal 2006, the Company recognized in the consolidated statement of income $366,808 as a gain from the insurance claim, and capitalized $440,042 in asset cost expenditures related to damaged property in the consolidated balance sheets. As of July 2, 2006, the Company has a receivable due from its insurance carrier for $1,020,606, and anticipates that it will collect this amount during the 2006 third quarter.

Gain/Loss on Sale of Assets. During the second quarter of fiscal 2006, the Company recorded a net gain of $14,175 for the disposition and sale of restaurant assets. During the second quarter of fiscal 2005, the Company recorded losses of $131,201 related to miscellaneous dispositions and sales of assets.

On a year-to-date basis, the Company recorded a gain of $8,216 on sale of assets as compared with a loss of $133,393 on the disposition of assets for the same 26-week period a year ago, as explained in the preceding paragraph.

Other Income (Expense). Net expense decreased $54,064 to $64,520 in the second quarter of fiscal 2006 compared with a net expense of $118,584 in the second quarter of fiscal year 2005. Interest expense decreased $47,344 to $88,793 in the second quarter of fiscal year 2006 compared with interest expense of $136,137 in the second quarter of fiscal year 2005. The Company paid down a net of $1.0 million in debt during the second quarter of fiscal 2006. The decrease in interest expense reflects declining debt balances that have been partially offset by increasing interest rates.

On a year-to-date basis, net expense decreased $76,051 to $150,291 as compared with a net expense of $226,342 in the 26-week period of fiscal 2005. For the 26-week period of fiscal 2006, interest expense decreased $87,723 to $198,992 compared with interest expense of $286,715 for the same 26-week period in fiscal 2005. The decrease in interest expense reflects declining debt balances that have been partially offset by increasing interest rates.

    Income Tax Expense. The Company’s effective tax rate from continuing operations for the second quarter of fiscal 2006 was 34.2% as compared to 31.7% for the second quarter of fiscal 2005. The 2.5% increase in the effective tax rate between the comparable quarters resulted from marginal differences in permanent differences.

    On a year-to-date basis, the Company’s effective tax rate from continuing operations for the 26-week period of fiscal 2006 was 33.8% as compared to 32.4% for the 26-week period of fiscal 2005. The 1.4% increase in the effective tax rate between the comparable 26-week periods resulted from marginal differences in permanent differences.

Restaurant Closure Costs and Discontinued Operations. No losses from discontinued operations were recorded in the second quarter of fiscal 2006 or in the 26-week period of fiscal 2006. In the corresponding quarter and 26-week period of fiscal year 2005, the Company recorded losses net of tax from discontinued operations related to previously closed restaurants of $31,860 and $54,906, respectively.

       Liquidity and Capital Resources

The Company met capital requirements for the 26-week period of fiscal 2006 with cash generated by operations and its cash reserves. In this 26-week period, the Company's operations generated $2.9 million in cash, as compared with $2.6 million in the 26-week period of fiscal 2005. The change reflects the increase in operating income less the timing difference of prepaid sales taxes. As of July 2, 2006, the Company had a working capital deficit of $1.8 million, compared with a working capital deficit of approximately $1.6 million at January 1, 2006. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During the 2006 26-week period ended July 2, 2006, total cash used for capital requirements was approximately $2.6 million, of which $440,042 was spent to replace assets damaged by Hurricane Rita. The Company opened one new restaurant in Owasso, Oklahoma near the end of the first quarter of fiscal 2006. That restaurant is presently exceeding sales expectations. The balance of capital expenditures was for necessary replacement of equipment and leasehold improvements in various older restaurants. Recently, the Company signed a new lease for a restaurant it plans to open during the fourth quarter of fiscal 2006. The Company’s management anticipates that it will spend approximately $3.0 million for capital expenditures during the remainder of fiscal 2006.

Over the last several years, the Company incurred additional debt to carry out acquisitions, to develop new restaurants, to remodel existing restaurants, and to repurchase its common stock, as well as to accommodate other working capital needs. During the 26-week period of fiscal 2006, the Company paid down $1.5 million of its indebtedness. Also during the first quarter of fiscal 2006, the Company prepaid $2.5 million of the Beaumont-based franchise restaurant seller notes by drawing $2.0 million on its Bank of America revolving line of credit, with the balance paid from cash reserves. During the balance of fiscal year 2006, the Company anticipates that it will use excess cash flow to pay down approximately $800,000 of additional indebtedness.

In January 2004, the Company amended its $10.0 million credit facility with Bank of America to accommodate the acquisition of the Beaumont-based franchise restaurants. The amended credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on December 31, 2008. The credit facility also includes a $5.0 million revolving line of credit that matures on January 7, 2007. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.75% on the unused portion of the revolver from the date of the credit agreement. As of July 2, 2006, the Company had $3.5 million of debt outstanding with Bank of America ($2.0 million on its term note and $1.5 million on its revolving line of credit) and $500,000 in a Beaumont-based franchise seller note for a total indebtedness of $4.0 million.

On April 1, 2005, the Company and Bank of America amended the $10.0 million credit facility to accommodate the Company’s growth plans. The amendment allows for additional capital expenditures, revised certain covenant ratios, increased the amount of allowable stock repurchases, and extended the maturity date of the revolving line of credit to January 7, 2009. The Company and Bank of America further amended the $10.0 million credit facility to revise certain ratios affected by Hurricane Rita and the Company’s stock repurchase program, and to lower the applicable interest rate margins. This amendment was agreed to November 15, 2005 and was made effective June 30, 2005. The Company is in full compliance with all debt covenants as amended. The Company expects to be in compliance with all debt covenants throughout fiscal year 2006.

On May 9, 2005, the Company announced its plan to implement a limited stock repurchase program in a manner permitted under its bank financing agreement. The Company has entered into a repurchase plan designed to comply with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934 under which an agent appointed by the Company determines the time, amount, and price at which purchases of common stock are made, subject to certain parameters established in advance by the Company. During the second quarter of fiscal 2006, the Company repurchased 14,000 shares of its common stock for a total price of $144,760. During the second quarter of fiscal 2006, the Company’s employees exercised 35,737 options and the Company received $247,223 in net proceeds. Under this program, the Company has $116,973 of authority remaining to repurchase outstanding shares of its common stock. Shares previously acquired are being held for general corporate purposes, including the offset of the dilutive effect on shareholders from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not have or participate in transactions involving derivative, financial and commodity instruments. A portion of the Company’s long-term debt bears interest at floating market rates. Based on the amount outstanding at July 2, 2006, a 1% change in interest rates would change interest expense by $8,750 per quarter.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control over financial reporting, and may take other corrective action, if its reviews identify a need for such modifications or actions.

There are inherent limitations to the effectiveness of any system of disclosure controls and internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer together with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon the evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

(c) The following table provides information about the Company’s purchases of shares of its Common Stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

1/2/2006-4/2/2006	0	0	0	(1)
4/3/2006--7/2/2006	14,000	$10.34	14,000	$116,973

(1)
Under a share repurchase program approved by the Board of Directors of the Company on May 2, 2005, and amended September 7, 2005, the Company is authorized to repurchase up to $2,000,000 in maximum aggregate amount of the Company’s Common Stock (not to exceed repurchases up to $500,000 in any one quarter). The repurchase program is designed to comply with Rules 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934 under which an agent appointed by the Company will determine the time, amount, and price at which purchases of common stock will be made, subject to certain parameters established in advance by the Company. As of July 2, 2006, the Company has $116,973 of repurchase authority remaining.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2006 annual meeting of shareholders on Tuesday, May 23, 2006. At the annual meeting, the Company’s shareholders took the following actions:

1)
By a vote of 3,208,218 for, 950 withheld, the shareholders elected Cara Denver as Class I Director for a term expiring at the annual meeting to be held in 2009 and until her successor is elected and qualified.

2)
By a vote of 3,193,928 for, 15,240 withheld, the shareholders elected Larry N. Forehand as Class I director for a term expiring at the annual meeting to be held in 2009 and until his successor is elected and qualified.

3)
By a vote of 3,208,568 for, 600 withheld, the shareholders elected Thomas E. Martin as Class I director for a term expiring at the annual meeting to be held in 2009 and until his successor is elected and qualified.

Additionally the following current directors of the Company continued to serve as directors as of and following the 2006 annual meeting: Michael D. Domec, Curt Glowacki, Louis P. Neeb, Joseph J. Fitzsimmons and J. Stuart Sargent.

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

Mexican Restaurants, Inc.

Dated: August 9, 2006	By: /s/ Curt Glowacki
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2006	By: /s/ Andrew J. Dennard
Andrew J. Dennard
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and
(Principal Accounting Officer)