Form 10-Q
period 2006-10-01
MEXICAN RESTAURANTS INC
filed 2006-11-13
CIK 1009244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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
Yes ☐  No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2006: 3,436,309 shares of common stock, par value $.01.

Table of Contents

Part I - Financial Information

Part II - Other Information

Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6.	Exhibits	16

Signatures		17

Exhibit 31.1	Section 302 CEO Certification	18
Exhibit 31.2	Section 302 CFO Certification	19
Exhibit 32.1	Section 906 CEO Certification	20
Exhibit 32.2	Section 906 CFO Certification	21

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Mexican Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
ASSETS	10/1/2006	1/1/2006

Current assets:
Cash and cash equivalents	$486,491	$788,109
Royalties receivable	123,695	176,649
Other receivables	1,237,968	2,088,035
Inventory	712,481	744,397
Prepaid expenses and other current assets	935,467	833,678
Total current assets	3,496,102	4,630,868

Property, plant and equipment	34,997,514	31,511,205
Less accumulated depreciation	(17,143,000)	(15,315,864)
Net property, plant and equipment	17,854,514	16,195,341

Goodwill	11,403,805	10,902,664
Deferred tax assets	-	256,274
Property held for sale, net	-	625,318
Other assets	424,155	526,804
Total Assets	$33,178,576	$33,137,269

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt	$1,000,000	$1,000,000
Accounts payable	1,598,640	1,710,068
Income taxes payable	121,902	203,116
Accrued sales and liquor taxes	291,296	127,283
Accrued payroll and taxes	1,464,998	1,685,235
Accrued expenses and other	1,375,558	1,536,895
Total current liabilities	5,852,394	6,262,597

Long-term debt, net of current portion	2,450,000	4,500,000
Other liabilities	2,045,582	1,930,056
Deferred gain	1,404,963	1,561,070
Deferred tax liability	56,311	-
Total Liabilities	$11,809,250	$14,253,723

Commitments and Contingencies	-	-

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized, none issued	-	-
Common stock, $0.01 par value, 20,000,000 shares
authorized, 4,732,705 shares issued	47,327	47,327
Additional paid-in capital	19,041,236	19,406,139
Retained earnings	13,768,591	11,620,788
Treasury stock of 1,296,396 and 1,375,728 common shares at
10/1/06 and 1/1/06, respectively	(11,487,828)	(12,190,708)
Total stockholders' equity	21,369,326	18,883,546

Total Liabilities and Stockholders' Equity	$33,178,576	$33,137,269

Mexican Restaurants, Inc. and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	13-Week	13-Week	39-Week	39-Week
	Period Ended	Period Ended	Period Ended	Period Ended
	10/01/2006	10/02/2005	10/01/2006	10/02/2005
Revenues:
Restaurant sales	$20,832,658	$19,593,256	$63,733,466	$59,784,137
Franchise fees, royalties and other	195,503	179,382	629,116	532,456
Business interruption	-	-	59,621	-
	21,028,161	19,772,638	64,422,203	60,316,593

Costs and expenses:
Cost of sales	5,760,865	5,408,112	17,598,055	16,508,511
Labor	6,920,514	6,562,936	20,770,774	19,776,820
Restaurant operating expenses	5,174,645	4,779,591	15,043,981	13,935,315
General and administrative	1,703,966	1,671,393	5,403,634	5,177,406
Depreciation and amortization	830,417	704,492	2,375,155	2,050,882
Pre-opening costs	-	16,050	64,248	55,875
Restaurant closure costs	17,458	-	95,589	-
Hurricane Rita (gain) loss	-	274,328	(366,808)	274,328
(Gain) loss on sale of assets	7,729	158,868	(486)	292,261
	20,415,594	19,575,770	60,984,142	58,071,398

Operating income	612,567	196,868	3,438,061	2,245,195

Other income (expense):
Interest income	4,349	1,557	5,609	2,821
Interest expense	(109,230)	(136,437)	(308,222)	(423,152)
Other, net	21,244	31,320	68,686	90,429
	(83,637)	(103,560)	(233,927)	(329,902)

Income from continuing operations before income taxes	528,930	93,308	3,204,134	1,915,293
Income tax expense	153,541	25,011	1,056,331	614,768
Income from continuing operations	375,389	68,297	2,147,803	1,300,525

Discontinued Operations:
Loss from discontinued operations	-	(58,765)	-	(146,035)
Loss on sale of assets	-	(210)	-	(210)
Loss from discontinued operations before income taxes	-	(58,975)	-	(146,245)
Income tax benefit	-	21,873	-	54,236
Loss from discontinued operations	-	(37,102)	-	(92,009)

Net income	$375,389	$31,195	$2,147,803	$1,208,516

Basic income per share
Income from continuing operations	$0.11	$0.02	$0.63	$0.38
Loss from discontinued operations	-	(0.01)	-	(0.03)
Net income	$0.11	$0.01	$0.63	$0.35

Diluted income per share
Income from continuing operations	$0.10	$0.02	$0.59	$0.34
Loss from discontinued operations	-	(0.01)	-	(0.02)
Net income	$0.10	$0.01	$0.59	$0.32

Weighted average number of shares (basic)	3,400,944	3,435,787	3,386,965	3,422,807

Weighted average number of shares (diluted)	3,633,868	3,709,391	3,647,249	3,719,217

Mexican Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	39-Weeks Ended	39-Weeks Ended
	10/01/2006	10/02/2005
Cash flows from operating activities:
Net income	$2,147,803	$1,208,516
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,375,155	2,050,882
Deferred gain amortization	(156,107)	(156,138)
Loss from discontinued operations	-	92,009
Asset impairments and restaurant closure costs	95,589	-
Hurricane Rita (gain) loss	(366,808)	274,328
Loss (gain) on sale of property, plant and equipment	(486)	292,261
Stock option compensation expense	44,820	-
Deferred compensation	-	6,303
Deferred taxes	312,585	122,126
Changes in assets and liabilities, net of effects of business acquisition:
Royalties receivable	52,954	(69,621)
Other receivables	453,411	142,961
Income tax receivable/payable	(81,214)	344,146
Inventory	40,671	(84,342)
Prepaid and other current assets	(101,789)	15,754
Other assets	14,554	871
Accounts payable	(182,351)	25,720
Accrued expenses and other liabilities	(313,150)	(206,639)
Other liabilities	115,526	111,052
Total adjustments	2,303,360	2,961,673
Net cash provided by continuing operations	4,451,163	4,170,189
Net cash used in discontinued operations	-	(151,506)
Net cash provided by operating activities	4,451,163	4,018,683

Cash flows from investing activities:
Insurance proceeds from Hurricane Rita losses	785,028	-
Purchase of property, plant and equipment	(3,803,476)	(2,953,767)
Proceeds from sale of property, plant and equipment	765,000	361,334
Business acquisition, net of cash acquired	(742,490)	-
Net cash used in continuing operations	(2,995,938)	(2,592,433)
Net cash used in discontinued operations	-	(10,013)
Net cash used in investing activities	(2,995,938)	(2,602,446)

Cash flows from financing activities:
Net borrowings (payments) under line of credit	450,000	(1,250,000)
Payments on long term notes payable	(2,500,000)	-
Purchase of treasury stock	(261,730)	(750,267)
Windfall tax benefit - stock-based compensation expense	52,462	-
Exercise of stock options	502,425	419,119
Net cash used in financing activities	(1,756,843)	(1,581,148)

Decrease in cash and cash equivalents	(301,618)	(164,911)
Cash and cash equivalents at beginning of period	788,109	1,293,836
Cash and cash equivalents at end of period	$486,491	$1,128,925

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$287,091	$281,853
Income Taxes	$774,819	$79,645

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

In the opinion of Mexican Restaurants, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of October 1, 2006, and the consolidated statements of income and cash flows for the 13-week and 39-week periods ended October 1, 2006 and October 2, 2005. The consolidated statements of income for the 13-week and 39-week periods ended October 1, 2006 and October 2, 2005 are not necessarily indicative of the results to be expected for the full year. During the interim periods, the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report and Form 10-K filed with the Securities and Exchange Commission on March 30, 2006, as amended by Form 10-K/A filed with the Commission on April 13, 2006. Reference should be made to such financial statements for information on such accounting policies and further financial detail.

The consolidated statements of income and cash flows for the 13-week and 39-week periods ended October 2, 2005 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations. Consequently, the consolidated statements of income and cash flows for the 13-week and 39-week periods ended October 2, 2005 shown in the accompanying consolidated financial statements have been reclassified to conform to the October 1, 2006 presentations. These reclassifications have no effect on total assets, total liabilities, stockholders’ equity or net income.

        Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet completed our evaluation of the impact of the adoption of SFAS No. 157, but presently we anticipate that its adoption will not have a material impact on our financial statements.

On September 13, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 108. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. Staff Accounting Bulletin No. 108 is effective for fiscal years ending after November 15, 2006, and we do not expect the adoption of the new standard to have any material impact on our financial position or results of operations.

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

2. Stock-Based Compensation

At October 1, 2006, the Company had several equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors. The current plans are the 2005 Long Term Incentive Plan, the 1996 Long Term Incentive Plan, the Stock Option Plan for Non-Employee Directors and the 1996 Manager’s Stock Option Plan. These plans are described in more detail in Note 5 of our consolidated financial statements in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended January 1, 2006.

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

Under the modified prospective approach, SFAS No. 123(R) applies to new awards and to unvested awards that were outstanding on January 2, 2006, and those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the 13-week and 39-week periods ended October 1, 2006 includes compensation cost for all stock-based payments granted to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation cost for all share-based payments granted subsequent to adoption, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company has not granted any stock-based compensation awards during the first three quarters of fiscal year 2006. On May 23, 2006, the Company’s Board of Directors approved a restricted stock grant of 3,000 shares to each of the outside directors with ten years of service, with such grants vesting over a four year period. Two of the directors qualify for this restricted stock grant.

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

	13 Weeks Ended
	10/1/06	10/2/05

Risk-free interest rate	N/A	4.05%
Expected life, in years	N/A	8.1
Expected volatility	N/A	28.3%
Dividend yield	N/A	0%

	39 Weeks Ended
	10/1/06	10/2/05

Risk-free interest rate	N/A	4.05%
Expected life, in years	N/A	8.1
Expected volatility	N/A	28.3%
Dividend yield	N/A	0%

As a result of adopting SFAS No. 123(R) on January 2, 2006, income before income taxes, net income and diluted earnings per share for the 13 weeks ended October 1, 2006, were lower by $18,688, $11,779, and $0.00 per share, respectively, and for the 39 weeks ended October 1, 2006 were lower by $44,820, $28,250 and $0.01 per share, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options were sold over the exercise prices of the options. There were 44,625 and 81,497 stock options exercised in the 13-week periods ended October 1, 2006 and October 2, 2005, respectively. The Company received cash in the amount of $255,203 and $294,859, respectively, from the exercise of these options.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under the Company’s stock option plans for the 13-week and 39-week periods ended October 2, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing model and amortized to expense over the options’ vesting periods.

	13 Weeks Ended	39 Weeks Ended
	10/2/2005	10/2/2005
Net income - as reported	$31,195	$1,208,516
Less: Stock based compensation expense, determined under fair value based method for all awards, net of taxes	21,367	64,101
Pro forma net income	$9,828	$1,144,415
Net income per share basic - as reported	$0.01	$0.35
Net income per share diluted - as reported	$0.01	$0.32
Pro forma net income per share basic	$0.00	$0.33
Pro forma net income per share diluted	$0.00	$0.31

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

3.  Net Income per Common Share

Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, including options and warrants. As of October 1, 2006 and October 2, 2005, the Company had 643,916 and 848,048 options and warrants outstanding, respectively. As of October 1, 2006 and October 2, 2005, such stock options and warrants have the effect of increasing basic weighted average shares outstanding by 232,924 and 273,604 for such 13-week periods and 260,284 and 296,410 for such 39-week period ending on these dates, respectively.

4.  Hurricane Rita Update

During the second quarter of 2006, the Company finalized negotiations with its insurance carrier for the Hurricane Rita insurance claim. For the 13-week period ended October 1, 2006 the Company capitalized $71,194 in asset cost expenditures related to damaged property in the consolidated balance sheets. For the 39-week period ended October 1, 2006, the Company recognized in the consolidated statement of income $366,808 as a gain and $59,621 as business interruption revenue from the insurance claim, and recognized $511,236 in asset cost expenditures related to damaged property in the consolidated balance sheets. As of October 1, 2006, the Company has a receivable due from its insurance carrier for $426,822 and anticipates that it will collect this amount during the fourth quarter 2006.

5. Long-term Debt

On March 31, 2006, the Company prepaid $2.5 million of the Beaumont-based franchise restaurant seller notes by drawing $2.0 million on its Bank of America revolving line of credit, with the balance paid from cash reserves. For the third quarter of fiscal year 2006, the Company paid down $550,000 on its line of credit with Bank of America. For the 39-weeks ended October 1, 2006 the Company borrowed $2.0 million on its revolving line of credit, as stated above, and subsequently has paid down $1,550,000 on its line of credit resulting in a net increase of $450,000 of bank indebtedness, and an aggregate total debt reduction of $2,050,000. The Company is in full compliance with all debt covenants, as amended as of October 1, 2006.

6. Property Held for Sale

          On August 11, 2006, the Company sold a building in Chubbock, ID to its tenants for a total consideration of $550,000. The sale resulted in a gain of $13,773.

7. Acquisition

                               On August 17, 2006, the Company completed its purchase of two Houston-area Mission Burritos restaurants and related assets for a total consideration of approximately $725,000, excluding acquisition costs.

The acquisition was accounted for under Statement of Financial Accounting Standard No. 141 and results of operations are included in the accompanying financial statements from the date of acquisition. The assets acquired and liabilities assumed of the acquisition were recorded at estimated fair values using comparables, appraisals, and other supporting documentation. Some of the acquisition amounts recorded are estimates and are subject to change.

A summary of the assets acquired and liabilities assumed in the acquisition follow:

Estimated fair value of assets acquired:

Current assets	$19,355
Property and equipment	233,500
Goodwill	501,141
Total assets	$753,996
Less: Liabilities assumed	(906)
Cash acquired	(10,600)

Net assets acquired	$742,490

Goodwill represents the excess of costs over the fair value of the assets acquired. The goodwill recognized in the financial statements will be included in the annual impairment testing in accordance with the provisions of Statement of Financial Accounting Standard No. 142.

8. State Sales Tax Examination

The Company is currently undergoing an audit by the State of Texas for state sales and use taxes for the period from January 1, 2003 through April 30, 2006. Based on a preliminary report from the State, management anticipates a liability of approximately $63,000 (including interest and penalties) will result. The financial statements for the quarter ended October 1, 2006 and year-to-date through October 1, 2006 include an accrual of approximately $63,000. The effect of this adjustment on diluted earnings per share for the 13-week and 39-week periods ended October 1, 2006 is $0.02 per share. The audit is expected to be completed by the end of November 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating and discretionary spending habits; the risk of food-borne illness; national, regional or local economic and real estate conditions; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; inflation; increased food, labor and benefit costs; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company. The use of words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s most recently filed Annual Report and Form 10-K and Form 10-K/A that attempt to advise interested parties of the risks and factors that may affect the Company’s business. The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein, to reflect any change in its expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

General

The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Tex-Mex Café, Monterey’s Little Mexico, Tortuga Coastal Cantina, Crazy Jose’s, La Señorita and Mission Burritos. At October 1, 2006 the Company operated 63 restaurants, franchised 18 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

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

The consolidated statements of income and cash flows for the 13-week and 39-week periods ended October 2, 2005 have been adjusted to remove the operations of restaurants closed prior to January 1, 2006, which have been reclassified as discontinued operations. There were no discontinued operations through the 39 weeks ended October 1, 2006. Consequently, the consolidated statements of income and cash flows for the 13-week and 39-week periods ended October 2, 2005 shown in the accompanying consolidated financial statements have been reclassified to conform to the October 1, 2006 presentation. These reclassifications have no effect on total assets, total liabilities, stockholders’ equity or net income.

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

On August 17, 2006, the Company completed its purchase of two Mission Burritos restaurants and related assets located in Houston, Texas for approximately $725,000.

Results of Operations

Revenues. The Company’s revenues for the third quarter of fiscal year 2006 increased $1.3 million or 6.3% to $21.0 million compared with $19.8 million for the same quarter in fiscal year 2005. Restaurant sales for third quarter 2006 increased $1.2 million or 6.3% to $20.8 million compared with $19.6 million for the third quarter of fiscal year 2005. The third quarter of fiscal year 2005 was impacted by Hurricane Rita. The Company estimates that it lost $1.0 million in revenue due to the hurricane. Therefore, quarterly comparisons of same-store sales in Texas and Louisiana for the third quarter of fiscal year 2006 required the use of actual 2005 sales up to September 22 and estimates for the final two weeks based on fiscal year 2004. The increase in revenue reflects net new restaurant additions less a decline in same-restaurant sales. For the third quarter ended October 1, 2006, total system same-restaurant sales decreased approximately 0.8%, Company-owned same-restaurant sales decreased approximately 0.9% and franchised-owned same restaurant sales decreased approximately 0.4%.

On a year-to-date basis, the Company’s revenue was up $4.1 million or 6.8% to $64.4 million compared with $60.3 million for the same 39-week period in fiscal year 2005. Restaurant sales for the 39-week period ended October 1, 2006 increased $3.9 million or 6.6% to $63.7 million compared with $59.8 million for the same 39-week period of fiscal year 2005. Approximately $2.1 million of the increase in restaurant sales reflects new restaurant additions, with the remainder of the increase reflecting positive same-restaurant sales growth. For the 39-week period ended October 1, 2006, total system same-restaurant sales increased approximately 0.9%, Company-owned same-restaurant sales increased approximately 1.7% and franchised-owned same-restaurant sales decreased approximately 1.9%.

For the quarter ended October 1, 2006, franchise fees, royalties and other increased $16,121 or 9.0% to $195,503 compared with $179,382 for the same quarter a year ago. On a year-to-date basis, franchise fees, royalties and other increased $96,660 or 18.2% to $629,116 compared with $532,456 for the same 39-week period of fiscal year 2005. The increase was due to the recognition of $80,000 in royalties due to a correction of understated royalty income over the 16 previous quarters. Also, during the third quarter of fiscal year 2006, the Company recorded $59,621 of business interruption proceeds related to its Hurricane Rita insurance claim.

Costs and Expenses. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased as a percent of restaurant sales 10 basis points to 27.7% compared with 27.6% in the third quarter of fiscal year 2005. The increase primarily reflects slightly higher produce, meat and poultry costs partially offset by lower tortilla costs. On a year-to-date basis, costs of sales held constant as a percent of restaurant sales at 27.6% compared with the same 39-week period a year ago.

Labor and other related expenses decreased as a percentage of restaurant sales 30 basis points to 33.2% as compared with 33.5% in the third quarter of fiscal year 2005. The improvement primarily reflects adjustments to labor related expenses. On a year-to-date basis, labor and other related expenses decreased as a percentage of restaurant sales 50 basis points to 32.6% as compared with 33.1% for the same 39-week period a year ago. These decreases primarily reflect labor efficiencies relative to positive same-restaurant sales.

Restaurant operating expenses, which primarily include rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased as a percentage of restaurant sales 40 basis points to 24.8% as compared with 24.4% in the third quarter of fiscal year 2005. On a year-to-date basis, restaurant operating expenses increased as a percentage of restaurant sales 30 basis points to 23.6% as compared with 23.3% for the same 39-week period a year ago. These increases reflect higher electricity, natural gas costs and property insurance premiums for these periods.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. As a percentage of total revenue, general and administrative expenses decreased 40 basis points to 8.1% for the third quarter of fiscal year 2006 as compared with 8.5% for the third quarter of fiscal year 2005. In absolute dollars, general and administrative costs were $32,573 higher in the third quarter of fiscal year 2006 compared with the third quarter of fiscal year 2005. On a year-to-date basis, general and administrative expenses decreased as a percentage of total revenues 20 basis points to 8.4% as compared with 8.6% in the same 39-week period one year ago. In absolute dollars, general and administrative costs were $226,228 higher in the 39-week period of fiscal year 2006 compared with the same 39-week period in fiscal year 2005. These increases primarily reflect planned compensation increases compared with comparable periods in 2005, as well as SFAS No. 123 (Revised) Share-Based Payments expensing of options.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization expense increased as a percentage of total sales 30 basis points to 3.9% as compared with 3.6% the same quarter in fiscal year 2005. Such expense for the third quarter of fiscal year 2006 was $125,925 higher than for the third quarter in fiscal year 2005. On a year-to-date basis, depreciation and amortization expense increased 30 basis points to 3.7% of total sales as compared with 3.4% for the same 39-week period a year ago. The 39-week period of fiscal year 2006 was $324,273 higher than the 39-week period in fiscal year 2005. These increases for the 2006 third quarter and 39-week periods reflect additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

The Company opened one new restaurant at the end of the first quarter of 2006 and incurred $49,737 in pre-opening costs in the first quarter of 2006, $14,510 in the second quarter of 2006 and no further costs in the third quarter of 2006. There was one restaurant opened during the second quarter of 2005 incurring $38,836 in pre-opening costs during that quarter, and for the 39-week period of fiscal year 2005 incurring $55,825 in pre-opening costs.

Restaurant Closure Costs. During the third quarter of 2006, the Company recorded restaurant closure costs of $17,458 primarily related to a sublease extension of its previously closed restaurant in Idaho. During the 39-weeks ended October 1, 2006, the Company recorded restaurant closure costs of $95,589 primarily related to the real estate commission paid on the sale of the closed restaurant in Idaho. There were no restaurant closure costs for the 13-week and 39-week periods of fiscal year 2005.

Hurricane Rita. During the second quarter of 2006, the Company finalized negotiations with its insurance carrier for the Hurricane Rita insurance claim. During the third quarter of 2006, the Company capitalized $71,194 in asset cost expenditures related to damaged property in the consolidated balance sheets. For the 39-week period of fiscal year 2006, the Company recognized in the consolidated statement of income $366,808 as a gain and $59,621 as business interruption revenue from the insurance claim, and capitalized $511,236 in asset cost expenditures related to damaged property in the consolidated balance sheets. As of October 1, 2006, the Company has a receivable due from its insurance carrier for $426,822 related to its Hurricane Rita insurance claim and anticipates that it will collect this amount during the fourth quarter of 2006.

Gain/Loss on Sale of Assets. During the third quarter of fiscal year 2006, the Company recorded a net gain of $13,773 on the sale of a restaurant property located in Chubbuck, Idaho. Also during the third quarter of fiscal year 2006, the Company recorded net losses of $21,502 on the disposition of miscellaneous restaurant assets. During the third quarter of 2005, the Company recorded losses of $138,429 from the major remodels of two Casa Ole restaurants and losses of $20,439 on the disposition of miscellaneous restaurant assets.

On a year-to-date basis, the Company recorded a gain of $486 on sale of assets as compared with a loss of $292,261 on the disposition of assets for the same 39-week period a year ago. In the 39-week period ended October 2, 2005, the Company recorded losses of $105,972 from the sale of its Beaumont office building, $25,322 from the sale of an interest in a restaurant, the losses from two remodels described above and $22,538 from the disposition of miscellaneous restaurant assets.

Other Income (Expense). Net expense decreased $19,923 to $83,637 in the third quarter of fiscal year 2006 compared with a net expense of $103,560 in the third quarter of fiscal year 2005. Interest expense decreased $27,207 to $109,230 in the third quarter of fiscal year 2006 compared with interest expense of $136,437 in the third quarter of fiscal year 2005. The Company paid down $550,000 in debt during the third quarter of fiscal year 2006. The decrease in interest expense reflects declining debt balances that have been partially offset by increasing interest rates.

On a year-to-date basis, net expense decreased $95,975 to $233,927 as compared with a net expense of $329,902 in the 39-week period of fiscal year 2005. For the 39-week period of fiscal year 2006, interest expense decreased $114,930 to $308,222 compared with interest expense of $423,152 for the same 39-week period in fiscal year 2005. The decrease in interest expense reflects declining debt balances that have been partially offset by increasing interest rates.

Income Tax Expense. The Company’s effective tax rate from continuing operations for the third quarter of fiscal year 2006 was 29.0% as compared to 26.8% for the third quarter of fiscal year 2005. The 2.2% increase in the effective tax rate between the comparable quarters resulted from marginal differences in the permanent tax differences.

On a year-to-date basis, the Company’s effective tax rate from continuing operations for the 39-week period of fiscal year 2006 was 33.0% as compared to 32.1% for the 39-week period of fiscal year 2005. The 0.9% increase in the effective tax rate between the comparable 39-week periods resulted from marginal differences in the permanent tax differences.

Restaurant Closure Costs and Discontinued Operations. No losses from discontinued operations were recorded in the third quarter of fiscal year 2006 or in the 39-week period of fiscal year 2006. In the corresponding quarter and 39-week period of fiscal year 2005, the Company recorded losses net of tax from discontinued operations related to previously closed restaurants of $37,102 and $92,009, respectively.

Liquidity and Capital Resources

The Company met capital requirements for the 39-week period of fiscal year 2006 with cash generated by operations and its cash reserves. In this 39-week period, the Company's operations generated $4.5 million in cash, as compared with $4.0 million in the 39-week period of fiscal year 2005. The change reflects the increase in operating income less the timing difference of prepaid sales taxes. As of October 1, 2006, the Company had a working capital deficit of $2.4 million, compared with a working capital deficit of approximately $1.6 million at January 1, 2006. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During the 39-week period ended October 1, 2006, total cash used for capital requirements and acquisitions was approximately $4.5 million, of which $511,236 was spent to replace assets damaged by Hurricane Rita. In addition, the Company spent an additional $742,490 in connection with the acquisition of two Mission Burritos fast-casual restaurants and related assets. During the 2006 39-week period ended October 1, 2006, the Company received $765,000 from the sale of a pad site in Port Arthur, Texas, the sale of furniture, fixtures and equipment from a previously closed restaurant in Boise, Idaho and the sale of another previously closed restaurant in Chubbuck, Idaho. The Company opened one new restaurant in Owasso, Oklahoma near the end of the first quarter of fiscal year 2006. The Company is building a new restaurant in Georgetown, Texas which it plans to open during the fourth quarter of fiscal year 2006, and is currently negotiating for two more restaurant sites it plans to open sometime during the first half of fiscal year 2007. The Company’s management anticipates that it will spend approximately $1 million for capital expenditures during the remainder of fiscal year 2006.

During second quarter 2006, the Company finalized negotiations with its insurance carrier for the Hurricane Rita insurance claim. For the 13-week period ended October 1, 2006 the Company capitalized $71,194 in asset cost expenditures related to damaged property in the consolidated balance sheets. For the 39-week period ended October 1, 2006, the Company recognized in the consolidated statement of income $366,808 as a gain and $59,621 as business interruption revenue from the insurance claim, and recognized $511,236 in asset cost expenditures related to damaged property in the consolidated balance sheets. As of October 1, 2006, the Company has a receivable due from its insurance carrier related to its Hurricane Rita insurance claim for $426,822.

Prior to fiscal year 2006, the Company incurred additional debt to carry out acquisitions, to develop new restaurants and to remodel existing restaurants, as well as to accommodate other working capital needs. During the first quarter of fiscal year 2006, the Company prepaid $2.5 million of the Beaumont-based franchise restaurant seller notes by drawing $2.0 million on its Bank of America revolving line of credit, with the balance paid from cash reserves. During the 39-week period of fiscal year 2006, the Company paid down $1,550,000 on its line of credit, resulting in a net increase of $450,000 of bank indebtedness. The combined debt reduction year to date is $2,050,000. During the remaining portion of fiscal year 2006, the Company anticipates that it will use excess cash flow to pay down $250,000 of additional indebtedness.

In January 2004, the Company amended its $10.0 million credit facility with Bank of America to accommodate the acquisition of the Beaumont-based franchise restaurants. The amended credit facility consists of a $5.0 million term note that requires quarterly principal payments of $250,000 and matures on December 31, 2008. The credit facility also includes a $5.0 million revolving line of credit that matures on January 7, 2007. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.75% on the unused portion of the revolver from the date of the credit agreement. As of October 1, 2006, the Company had $2,950,000 of debt outstanding with Bank of America ($1.75 million on its term note and $1.2 million on its revolving line of credit) and $500,000 outstanding under its franchise seller note for its 2004 acquisition of the Beaumont-based franchise restaurants for a total indebtedness of $3,450,000.

On April 1, 2005, the Company and Bank of America amended the $10.0 million credit facility to accommodate the Company’s growth plans. The amendment allows for additional capital expenditures, revised certain covenant ratios, increased the amount of allowable stock repurchases, and extended the maturity date of the revolving line of credit to January 7, 2009. Also, the Company and Bank of America further amended the $10.0 million credit facility to revise certain ratios affected by Hurricane Rita and the Company’s stock repurchase program, and to lower the applicable interest rate margins. This additional amendment was agreed to November 15, 2005 and was made effective June 30, 2005. The Company is in full compliance with all debt covenants as amended. The Company expects to be in compliance with all debt covenants throughout fiscal year 2006.

On May 9, 2005, the Company announced its plan to implement a limited stock repurchase program in a manner permitted under its bank financing agreement. The Company has entered into a repurchase plan designed to comply with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934 under which an agent appointed by the Company determines the time, amount, and price at which purchases of common stock are made, subject to certain parameters established in advance by the Company. During the third quarter of fiscal year 2006, the Company repurchased 11,290 shares of its common stock for a total price of $116,970 and the Company’s employees exercised 44,625 options and the Company received $255,203 in net proceeds. During the 39-week period ended October 1, 2006, the Company repurchased 25,290 shares of its common stock for a total price of $261,730 and the Company’s employees exercised 80,362 options and the Company received $502,425 in net proceeds. Under this program, the Company has no further authority to repurchase outstanding shares of its common stock. Shares previously acquired are being held for general corporate purposes, including the offset of the dilutive effect on shareholders from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not have or participate in transactions involving derivative, financial and commodity instruments. A portion of the Company’s long-term debt bears interest at floating market rates. Based on the amount outstanding at October 1, 2006, a 1% change in interest rates would change interest expense by $7,375 per quarter.

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

(b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting or in other factors that could significantly affect this control occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

(c) The following table provides information about the Company’s purchases of shares of its Common Stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs (Note 1)

1/2/2006--4/2/2006	0	$0.00	0	$261,733
4/3/2006--7/2/2006	14,000	$10.34	14,000	$116,973
7/3/2006--10/1/2006	11,290	$10.36	11,290	$0

(1)
Under a share repurchase program approved by the Board of Directors of the Company on May 2, 2005, and amended September 7, 2005, the Company is authorized to repurchase up to $2,000,000 in maximum aggregate amount of the Company’s Common Stock (not to exceed repurchases up to $500,000 in any one quarter). The repurchase program is designed to comply with Rules 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934 under which an agent appointed by the Company will determine the time, amount, and price at which purchases of common stock will be made, subject to certain parameters established in advance by the Company. As of October 1, 2006, the Company has no remaining repurchase authority remaining under this program.

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

Mexican Restaurants, Inc.

Dated: November 13, 2006	By: /s/ Curt Glowacki
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2006	By: /s/ Andrew J. Dennard
Andrew J. Dennard
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)