Form 10-K
period 2006-12-31
MEXICAN RESTAURANTS INC
filed 2007-04-02
CIK 1009244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq Small Cap Market on June 30, 2006, the last business day of the Registrant’s most recently completed second quarter, was $12,660,659 For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

Number of shares outstanding of the Registrant’s Common Stock, as of March 29, 2007: 3,460,322 shares of Common Stock, par value $.01.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Company’s definitive proxy statement in connection with the 2007 Annual Meeting of Shareholders to be held May 22, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

Mexican Restaurants, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Mexican Restaurants, Inc. and its subsidiaries (the “Company”), its restaurants, area developers and franchisees to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; area developers’ adherence to development schedules; changes in, or the failure to comply with government regulations; regional weather conditions or weather-related events; construction schedules; and other factors referenced in the Form 10-K. The use in this Form 10-K of such words as “believes”, “anticipates”, “expects”, “intends”, “plans” and similar expressions with respect to future activities or other future events or conditions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees, its area developers, and franchisees and the manner in which they operate and develop stores in light of various factors, including those set forth above.

Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that its objectives or plans will be achieved. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements. In addition, oral statements made by the Company's directors, officers and employees to the investment community, media representatives and others, depending upon their nature, may also constitute forward-looking statements. As with the forward-looking statements included in this report, these forward-looking statements are by nature inherently uncertain, and actual results may differ materially as a result of many factors. Further information regarding the risk factors that could affect the Company's financial and other results are included as Item 1A of this annual report on Form 10-K.

PART I

ITEM 1.  BUSINESS

General

Mexican Restaurants, Inc. (the “Company”) operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé®, Monterey’s Tex-Mex Café®, Monterey’s Little Mexico®, Tortuga Coastal Cantina®, La Señorita®, Crazy Jose’s® and Mission Burritos®. The Casa Olé, Monterey, Tortuga, La Señorita, Crazy Jose’s and Mission Burritos concepts have been in business for 35, 52, 13, 28, 20 and 10 years, respectively. Today the Company operates 60 restaurants, franchises 18 restaurants and licenses one restaurant in various communities across Texas, Louisiana, Oklahoma and Michigan. The Casa Olé, Monterey, La Señorita and Crazy Jose’s restaurants are designed to appeal to a broad range of customers, and are located primarily in small and medium-sized communities and in middle-income areas of larger markets. The Tortuga Coastal Cantina and Mission Burritos restaurants also are designed to appeal to a broad range of customers and are located primarily in Houston markets. The restaurants offer fresh, quality food, affordable prices, friendly service and comfortable surroundings. Menus feature a variety of traditional Mexican and Tex-Mex selections, complemented by the Company's own original Mexican-based recipes, designed to have broad appeal. The Company believes that the established success of the Company in existing markets, its focus on middle-income customers, and the skills of its management team provide significant opportunities to realize the value inherent in the Mexican restaurant market and increase revenues in existing markets.

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

Since its inception as a public company, the Company has primarily grown through the acquisition of other Mexican food restaurant companies. In 1997, the Company purchased all of the outstanding stock of Monterey’s Acquisition Corp. (“MAC”). At the time of the acquisition, MAC owned and operated 26 restaurants in Texas and Oklahoma under the names “Monterey’s Tex-Mex Café,” “Monterey’s Little Mexico” and “Tortuga Coastal Cantina”.

In 1999, the Company purchased 100% of the outstanding stock of La Señorita Restaurants, a Mexican restaurant chain operated in the State of Michigan. At the time of the acquisition, La Señorita operated five company-owned restaurants, and three franchise restaurants.

       In January 2004, the Company purchased 13 restaurants and related assets from its Beaumont-based franchisee and affiliates for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Fleet National Bank, CNL and the sellers. The restaurants acquired include eight Casa Olé restaurants located in Southeast Texas, two Casa Olé restaurants located in Southwest Louisiana, and three Crazy Jose’s restaurants located in Southeast Texas.

In October 2004, the Company purchased one franchise restaurant in Brenham, Texas for approximately $215,000. The restaurant was closed, remodeled and re-opened on November 22, 2004.

In August 2006, the Company purchased two Houston-area Mission Burritos restaurants and related assets for a total consideration of approximately $725,000, excluding acquisition costs.

Strategy and Concept

The Company’s objective is to be perceived as a value leader in the Mexican theme segment of the casual dining marketplace. To accomplish this objective, the Company has developed strategies designed to achieve and maintain high levels of customer loyalty, frequent patronage and profitability. The key strategic elements are:

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

The menus feature a wide variety of entrees including enchiladas, combination platters, burritos, fajitas, coastal seafood and other house specialties. The menu also includes soup, salads, appetizers and desserts. From time to time the Company also introduces new dishes designed to keep the menus fresh. Alcoholic beverages are served as a complement to meals and represent a range of less than 5% of sales at its more family-oriented locations, and up to 20% in its more casual-oriented dining locations. At Company-owned restaurants the dinner menu entrees presently range in price from $4.95 to $15.59, with most items priced between $5.99 and $8.99. Lunch prices at most Company-owned restaurants presently range from $4.95 to $8.29.

Atmosphere and Layout. The Company emphasizes an attractive design for each of its restaurants. The typical restaurant has an inviting and interesting Mexican exterior. The interior decor is comfortable Mexican in appearance to reinforce the perceived value of the dining experience. Stucco, tile floors, carpets, plants and a variety of paint colors are integral features of each restaurants’ decor. These decor features are incorporated in a floor plan designed to provide a comfortable atmosphere. The Company’s restaurant designs are sufficiently flexible to accommodate a variety of available sites and development opportunities, such as malls, end-caps of strip shopping centers and free standing buildings, including conversions to the Company’s restaurant design. The restaurant facility is also designed to serve a high volume of customers in a relatively limited period of time. The Company's restaurants typically range in size from approximately 4,000 to 5,600 square feet, with an average of approximately 4,500 square feet and a seating capacity of approximately 180.

The two fast-casual Mission Burritos restaurants the Company acquired in August 2006 are approximately 2,000 and 3,000 square feet, respectively. Both restaurants have extensive patios that offer additional outdoor seating. The Company is developing a prototype Mission Burritos design that is approximately 2,500 square feet with an indoor seating capacity of approximately 40 to 60. The new prototype will also include a patio that offers additional outdoor seating.

Growth Strategy

Over the last three fiscal years, the Company has focused its energies to assimilate two acquisitions (13 restaurants bought in 2004 from a franchisee and two Mission Burritos restaurants acquired in 2006), to develop new prototypes for our Casa Olé and Monterey’s restaurants (opening two new Casa Olé and one new Monterey’s restaurants during that period) and to initiate a program of remodeling several of our existing restaurants each year. Based on an average investment of approximately $650,000 (net of landlord reimbursements), the cash on cash return for the three new restaurants has averaged approximately 50.0%. Most of the remodeled restaurants have resulted in higher average weekly sales and a return on investment of approximately 10.0%, based on an average investment of approximately $285,000. The Company feels it is important for the long term viability of the concepts to continue with the remodel program as it competes against newer concepts.

In August 2006 the Company acquired two fast-casual Mission Burritos restaurants located in Houston, Texas. The concept was established ten years ago and has a very loyal customer base. Since the Mission Burritos acquisition, the Company has spent considerable time and attention planning for the future growth and positioning of the concept. In fiscal years 2007 and 2008, the Company plans to open several Mission Burritos restaurants in the Greater Houston area and possibly open Mission Burritos restaurants in other Texas markets. Although the Company has not built the new Mission Burritos prototype, it anticipates that its investment will be approximately $250,000 less than the investment for Casa Olé and Monterey’s.

The Company believes that the unit economics of the various restaurant concepts of the Company, as well as their value orientation and focus on middle income customers, provide significant potential opportunities for growth. The Company’s long-standing strategy to capitalize on these growth opportunities has been comprised of three key elements:

Improve Same-Restaurant Sales and Profits. The Company’s first growth opportunity is to improve the sales and controllable income of existing restaurants (controllable income consists of restaurant sales less food and beverage expenses, labor and controllable expenses, such as utilities and repair and maintenance expenses, but excludes advertising and occupancy expenses). This is accomplished through an emphasis on restaurant operations, coupled with improving marketing, purchasing and other organizational efficiencies (see “Restaurant Operations” below). During fiscal year 2007, the Company expects to focus on improving sales and profitability so that it can maximize free cash flow, which it will use to pay off debt, remodel existing restaurants, build new restaurants, acquire existing franchise restaurants and to make repurchases of its common stock when it determines such repurchases are a prudent use of its capital.

Seek Strategic Acquisitions. Since its inception as a public company, the Company has primarily grown through the acquisition of other Mexican food restaurant companies, making four acquisitions since 1996. The Company anticipates it will continue to selectively acquire existing franchised restaurants from time to time when such opportunities arise, as well as actively promote the development of new franchise restaurants (see “Franchising” below). Further, the Company will continue to review potential strategic acquisitions within the Mexican food restaurant industry that would complement our existing corporate culture.

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

In implementing its unit expansion strategy, the Company may use a combination of franchised and Company-owned restaurants. The number of such restaurants developed in any period will vary. The Company believes that a mix of franchised and Company-owned restaurants would enable it to realize accelerated expansion opportunities, while maintaining majority or sole ownership of a significant number of restaurants. Generally, the Company does not anticipate opening franchised and Company-owned restaurants within the same market. In seeking franchisees, the Company will continue to primarily target experienced multi-unit restaurant operators with knowledge of a particular geographic market and financial resources sufficient to execute the Company's development strategy.

The restaurant industry is a competitive and fragmented business. Moreover, the restaurant industry is characterized by a high initial capital investment. Our focus is not on new restaurant expansion just to generate additional sales, but a balanced approach that emphasizes same-restaurant sales growth and selective new restaurant development and acquisitions of existing franchise restaurants. During fiscal year 2006, the Company opened two new restaurants and remodeled seven existing restaurants. The Company plans to build three new restaurants in fiscal year 2007, as well as significantly remodel one existing restaurant and moderately remodel four existing restaurants. During fiscal year 2007, the Company plans to open at least two additional Mission Burritos restaurants in the Houston market. If the unit economics of Mission Burritos prove favorable, the Company’s plan is to expand further into the Greater Houston area and open Mission Burritos in other Texas markets.

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

The Company believes that a sufficient number of suitable sites are available for contemplated Company and franchise development in existing markets. Based on its current planning and market information, the Company plans to open three new restaurants in fiscal year 2007. The anticipated total investment for a 4,800 to 5,600 square foot restaurant, including land, building, equipment, signage, site work, furniture, fixtures and decor ranges between $1.4 and $2.1 million (including capitalized lease value). Additionally, training and other pre-opening costs are anticipated to approximate $50,000 to $100,000 per location. The cost of developing and operating a Company restaurant can vary based upon fluctuations in land acquisition and site improvement costs, construction costs in various markets, the size of the particular restaurant and other factors. Although the Company anticipates that development costs associated with near-term restaurants will range between $1.4 and $2.1 million, there can be no assurance of this. Where possible, the Company uses build to suit, lease conversion or sale and leaseback transactions in an effort to limit its cash investment to approximately $550,000 to $850,000 per location.

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

As of December 31, 2006, the Company employed 2,877 people, of whom 2,824 were restaurant personnel at the Company-owned restaurants and 53 were corporate personnel. The Company considers its employee relations to be good. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company’s employees are not covered by a collective bargaining agreement.

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

Marketing and Advertising. The Company believes that when media penetration is achieved in a particular market, investments in radio and television advertising can generate significant increases in revenues in a cost-effective manner. During fiscal year 2006, the Company spent approximately 3.0% of restaurant revenues on various forms of advertising and plans to spend a comparable amount in fiscal year 2007. Besides radio and television, the Company makes use of in-store promotions, involvement in community activities, and customer word-of-mouth to maintain their performance.

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

Franchising

The Company currently has 9 franchisees operating a total of 18 restaurants and one licensee operating one restaurant. Most franchisees operate one or two restaurants. No new franchise restaurants were opened during fiscal 2006.

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

Franchise Agreements. The Company enters into a franchise agreement with each franchisee that grants the franchisee the right to develop a single store within a specific territory at a site approved by the Company. The franchisee then has limited exclusive rights within the territory. Under the Company's current standard franchise agreement, the franchisee is required to pay a franchise fee of $25,000 per restaurant. The current standard franchise agreement provides for an initial term of 15 years (with a limited renewal option) and payment of a royalty of 3% to 5% of gross sales. The termination dates of the Company's franchise agreements with its existing franchisees currently range from 2007 to 2015.

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

Prior forms of the Company's franchise agreements still in effect may contain terms that vary from those described above, including with respect to the payment or nonpayment of advertising fees and royalties, the term of the agreement, and assignability, noncompetition and termination provisions.

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

Alcoholic beverage control regulations require each of the Company’s restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the Company's restaurants, including minimum age of patrons drinking alcoholic beverages and of employees serving alcoholic beverages, training, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The Company is also subject to "dramshop" statutes that generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment determined to have wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. Additionally, within thirty days of employment by the Company, each Texas employee of the Company who serves alcoholic beverages is required to attend an alcoholic seller training program that has been approved by the Texas Alcoholic Beverage Commission and endorsed by the Texas Restaurant Association that endeavors to educate the server to detect and prevent overservice, as well as underage service, of the customers at the Company’s restaurants.

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

Trademarks, Service Marks and Trade Dress

The Company believes its trademarks, service marks and trade dress have significant value and are important to its marketing efforts. It has registered the trademarks for “Casa Olé”, “Casa Olé Mexican Restaurant”, “Monterey’s Tex-Mex Café”, “Monterey’s Little Mexico”, “Tortuga Cantina”, “La Señorita”, “Crazy Jose’s” and a pending national registration for “Mission Burritos”  with the U.S. Trademark Office.

Available Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, it files reports, proxy and information statements and other information with the Securities and Exchange Commission ("SEC"). The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the Company’s Web site at www.mexicanrestaurantsinc.com. Reports are available free of charge as soon as reasonably practicable after the Company electronically files them with, or furnish them to, the SEC. In addition, the Company's officers and directors file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of the Company's securities, which are available on the SEC's Internet site at www.sec.gov. The Company is not including this or any other information on its Web site as part of, nor incorporating it by reference into, this Form 10-K or any of its other SEC filings. In addition to the Company’s Web site, you may read and copy public reports the Company files with or furnishes to the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains the Company's reports, proxy and information statements, and other information that the Company files electronically with the SEC at www.sec.gov.

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

Seasonal Fluctuations in Sales and Earnings Affect Our Quarterly Results. The Company’s sales and earnings fluctuate seasonally. Historically the Company’s highest sales and earnings have occurred in the second and third calendar quarters, which the Company believes is typical of the restaurant industry and consumer spending patterns in general. In addition, quarterly results have been and, in the future are likely to be, substantially affected by the timing of new restaurant openings. Because of the seasonality of our business and the impact of new restaurant openings, results for any calendar quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Inflation May Adversely Impact Our Net Income.  The Company believes that inflation impacted net income during fiscal year 2006. Substantial increases in utility expenses and property and casualty insurance costs had a marked impact on our operating results to the extent such increases could not be passed along to customers. There can be no assurance that the Company will not experience the same inflationary impact in the future. If operating expenses increase, our management intends to attempt to recover increased costs by increasing prices to the extent deemed advisable in light of competitive conditions.

      An Increase In Our Interest Rates May Adversely Impact Net Income. Our exposure to interest rate fluctuations is limited to our outstanding bank debt with Bank of America. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. As of December 31, 2006, the Company had $3.3 million outstanding on our credit facility with Bank of America. The Company is in compliance with the debt convenants as of December 31, 2006. As of December 31, 2006, the Company also had $500,000 in notes which have a fixed interest rate of 7.0% (See Note 3 in the accompanying Consolidated Financial Statements). The Company prepaid $2.5 million in fixed rate notes on March 31, 2006 by borrowing from our Bank of America credit facility.

    Our Financial Covenants Could Adversely Affect Our Ability to Borrow. Under our current credit agreement with Bank of America, the Company is subject to certain reporting requirements and financial covenants, including requirements that the Company maintain various financial ratios. As of December 31, 2006, the Company was in compliance with all debt covenants, as amended on March 29, 2007 and made effective December 31, 2006. Although the Company is currently in compliance with such financial covenants, an erosion of its business could place it out of compliance in future periods. Potential remedies for the lender if the Company is not in compliance include declaring all outstanding amounts immediately payable, terminating commitments and enforcing any liens. See “Note 3, Long-term Debt, of Notes to Consolidated Financial Statements”.

    Increases in the minimum wage may have a material adverse effect on our business and financial results. Many of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997 but will very likely be increased during 2007. The minimum wage increases may have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent that the Company cannot increase menu prices.

    Changes in food costs could negatively impact our revenues and results of operations. The Company’s profitability is dependent in part on our ability to anticipate and react to changes in food costs. Other than for a portion of our produce, which is purchased locally by each restaurant, the Company relies on Glazier Foods Company as the primary distributor of our ingredients. Glazier Foods Company is a family owned company that is part of a cooperative of independent food distributors (Unipro) located throughout the nation. The Company has an exclusive contract with Glazier Foods Company on terms and conditions which it believes are consistent with those made available to similarly situated restaurant companies. Any increase in distribution prices by Glazier Foods Company could cause the Company’s food costs to fluctuate. Additional factors beyond the Company’s control, including adverse weather conditions and governmental regulation, may affect food costs. The Company may not be able to anticipate and react to changing food costs through its purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact its revenues and results of operations.

Rising Insurance Costs Could Negatively Impact Our Profitability. The Company is insured against a variety of uncertainties. While the cost of certain insurance coverages increased in 2006, it was able to negotiate lower premium costs for other insurance coverages, and in general, was able to minimize the overall increase and impact of all total insurance costs to the Company. Nevertheless, the increase in property and casualty premiums did have a negative impact on the Company’s profitability in fiscal year 2006. Each year, the Company renews its insurance coverages. While the Company tries to be proactive in its efforts to control insurance costs, market forces beyond its control may thwart its ability to manage these costs. The Company expects insurance premiums for property and casualty insurance to continue to increase in light of the impact of hurricanes on the Texas and Louisiana Gulf Coast.

Recent Changes in Our Senior Management May Be Disruptive to Our Business.  We have recently experienced significant changes in our senior management.  On December 1, 2006,  Lou Neeb agreed to serve and was appointed our interim Chief Executive Officer, and Lou Porry has been appointed as our Chief Operating Officer (following the departure of Curt Glowacki, our former President and CEO, in December 2006).  We are conducting a search for a permanent Chief Executive Officer.  These changes in our senior management may prove disruptive to our business and there may be uncertainty among our investors, vendors, employees and others concerning our future direction and performance.  If we are unable to identify and retain an effective permanent Chief Executive Officer, our results of operations and financial condition may be adversely affected.

Our Small Restaurant Base and Geographic Concentration Make Our Operations More Susceptible to Local Economic Conditions. The results achieved to date by the Company’s relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a more geographically dispersed area. Because of its relatively small restaurant base, an unsuccessful new restaurant could have a more significant effect on its results of operations than would be the case in a company owning more restaurants. Additionally, given the Company’s present geographic concentration (all of its company-owned units are currently in Texas, especially along the Gulf Coast region, and in Oklahoma, Louisiana and Michigan), results of operations may be adversely affected by economic or other conditions in the region, such as hurricanes, and any adverse publicity in the region relating to its restaurants could have a more pronounced adverse effect on its overall sales than might be the case if its restaurants were more broadly dispersed.

Our Management and Directors Hold a Majority of the Common Stock. Approximately 66.0% of our Common Stock and rights to acquire Common Stock are beneficially owned or held by Larry N. Forehand, The D3 Family Funds (represented by director Cara Denver), Michael D. Domec and Louis P. Neeb, directors and/or executive officers or affiliates thereof. As a result, these individuals have substantial control over matters requiring shareholder approval, including the election of directors.

Competition May Adversely Affect Our Operations and Financial Results. The restaurant industry is highly competitive with respect to price, service, restaurant location and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. The Company competes within each market against other family dining concepts, as well as quick service and casual dining concepts, for customers, employees and franchisees. Several of the Company’s competitors operate more restaurants and have significantly greater financial resources and longer operating histories than the Company does. The Company’s inability to successfully compete with the other restaurants in its markets could prevent it from increasing or sustaining its revenues and profitability and result in a material adverse effect on its business, financial condition, results of operations or cash flows.

Changes in General Economic and Political Conditions Affect Consumer Spending and May Harm Our Revenues and Operating Results. The United States experienced an economic expansion throughout most of 2006, including Texas where the majority of our restaurants operate. The forecast for 2007 is more cautious, especially for the restaurant casual dining segment, in which several concepts have been experiencing declining same-store sales for the last two quarters. A few economic conditions that could impact the economy and our operating results are: rising fuel and energy costs could reduce consumers’ level of discretionary spending; a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the continued responses to the terrorist attacks on the United States, possible future terrorist attacks and the conflict in Iraq and its aftermath may exacerbate current economic conditions and lead to a weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

Implementing Our Growth Strategy May Strain Our Resources. Our ability to expand by adding Company-owned and franchised restaurants will depend on a number of factors, including the availability of suitable locations, the ability to hire, train and retain an adequate number of experienced management and hourly employees, the availability of acceptable lease terms and adequate financing, timely construction of restaurants, the ability to obtain various government permits and licenses and other factors, some of which are beyond our control.

The results achieved by our newer restaurants may not be indicative of longer term performance of older, more established restaurants. The Company cannot be assured that any new restaurant that it opens will have similar operating results to those of prior restaurants. Further, the opening or acquiring of additional restaurants in the future will depend in part upon its ability to generate sufficient funds from operations or to obtain sufficient debt financing on favorable terms to support its expansion.

The Company may not be able to open its planned new operations on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. Delays or failures in opening planned new restaurants could have an adverse effect on its business, financial condition, results of operations or cash flows.

The opening of additional franchised restaurants will depend, in part, upon the ability of existing and future franchisees to obtain financing or investment capital adequate to meet their market development obligations. Based on the Company’s experience in attempting to grow outside its existing markets, it has found there can be limited consumer acceptance and that the cost of such efforts can have a material adverse impact on its financial results.

Shares Eligible for Future Sale Could Adversely Impact the Stock Price. Sales of substantial amounts of shares in the public market could adversely affect the market price of our Common Stock. In any event, the market price of the Common Stock could be subject to significant fluctuations in response to our operating results and other factors.

Litigation Could Have a Material Adverse Effect on Our Business. From time to time the Company is the subject of complaints or litigation from guests alleging food-borne illness, injury or other food quality, health or operational concerns. The Company may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether it is liable. The Company is also subject to complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against the Company that could have a materially adverse effect on its business.

The Company is subject to state “dramshop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. Although the Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, it may still be subject to a judgment in excess of its insurance coverage and it may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses. Keeping up-to-date and in compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, has required an increased amount of management attention and external resources. The Company remains committed to maintaining high standards of corporate governance and public disclosure. As a result, it intends to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Future changes in financial accounting standards may affect our reported results of operations. Changes in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future.

Changes to existing rules or differing interpretations with respect to our current practices may adversely affect our reported financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In fiscal year 2006, the Company's executive offices were located in approximately 10,015 square feet of office space in Houston, Texas. The offices are currently leased by the Company from Gillett Properties, Ltd., under a gross lease (where the landlord pays utilities and property taxes) expiring in December 2009, with rental payments of $11,000 per month. Due to severe foundation and structural issues, the Company hired a commercial real estate broker to search for new executive office space. The Company anticipates finding and moving into new executive offices sometime during fiscal year 2007 or early fiscal year 2008. See "Notes to Consolidated Financial Statements—Related Party Transactions." The Company believes that its properties are generally well maintained, in good condition and adequate for its operations. Further, the Company believes that suitable additional or replacement space under comparable terms will be available if required.

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

All of the Company-owned restaurants are leased. During fiscal year 2006, the Company sold for $130,000 a pad site in Port Arthur, Texas and sold for $550,000 a previously closed restaurant located in Chubbuck, Idaho. In fiscal year 2005, the Company sold an office building for $360,000, net of closing costs, that was acquired in 2004 with the Beaumont-based franchisee stores and related assets.

During fiscal year 2006, the Company opened two new restaurants and closed four under-performing restaurants (two of which the leases expired; one in which the property was subleased, and one in which the lease will expire in April 2008). During fiscal year 2005, the Company opened one new restaurant and closed one under-performing restaurant that the Company is currently negotiating a sublease.

Restaurant Locations

At December 31, 2006, the Company had 60 Company-operated restaurants, 18 franchise restaurants and one licensed restaurant. As of such date, the Company operated and franchised 43 Casa Olé restaurants in the State of Texas and four in the State of Louisiana; operated five Monterey’s Tex-Mex Café restaurants in the State of Oklahoma; operated and licensed 12 Monterey’s Little Mexico restaurants in the State of Texas; operated four Tortuga Coastal Cantina restaurants in the State of Texas; operated three Crazy Jose’s in the State of Texas, operated two Mission Burritos in the State of Texas and also operated and franchised six La Señorita restaurants in the State of Michigan. The Company’s portfolio of restaurants is summarized below:

Casa Olé
	Company-operated	30	Leased
	Franchisee-operated	17
	Concept total	47

Monterey’s Tex-Mex Café
	Company-operated	5	Leased
	Concept total	5

Monterey’s Little Mexico
	Company-operated	11	Leased
	Licensee-operated	1
	Concept total	12

Tortuga Coastal Cantina
	Company-operated	4	Leased
	Concept total	4
La Señorita
	Company-operated	5	Leased
	Franchisee-operated	1
	Concept total	6
Crazy Jose’s
	Company-operated	3	Leased
	Concept total	3

Mission Burritos
	Company-operated	2	Leased

	System total	79

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. The Company’s Common Stock trades on the Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol “CASA.” At March 28, 2007, the closing price of the Company’s Common Stock as reported on the Nasdaq Small Cap Market was $9.36. The following table sets forth the range of quarterly high and low reported sale prices of the Company’s Common Stock on the Nasdaq Small Cap Market during each of the Company’s fiscal quarters since the end of the Company’s 2004 fiscal year.

	HIGH	LOW

Fiscal Year 2007:
First Quarter (as of March 28, 2007)	11.70	9.36

Fiscal Year 2006:
First Quarter (ended April 2, 2006)	13.33	10.00
Second Quarter (ended July 2, 2006)	13.50	9.14
Third Quarter (ended October 1, 2006)	11.00	9.64
Fourth Quarter (ended December 31, 2006)	11.99	9.90

Fiscal Year 2005:
First Quarter (ended April 3, 2005)	10.50	8.50
Second Quarter (ended July 3, 2005 )	10.42	7.79
Third Quarter (ended October 2, 2005 )	10.50	8.69
Fourth Quarter (ended January 1, 2006 )	12.06	9.17

The following performance graph compares the cumulative return of the Common Stock with that of the Nasdaq Composite Index and the Standard & Poors Small Cap Restaurants Index assuming in each case an initial invest of $100 at December 31, 2001.

       Holders. As of March 29, 2007, the Company estimates that there were approximately 975 beneficial owners of the Company’s Common Stock, represented by approximately 50 holders of record, and 3,460,322 shares of Common Stock outstanding.

Issuer Purchases. The Company did not repurchase any shares of its Common Stock during the fourth quarter of 2006, but did purchase 25,290 shares during the first three quarters of fiscal year 2006.

Dividends. Since its 1996 initial public offering, the Company has not paid cash dividends on its Common Stock. The Company intends to retain earnings of the Company to support operations, to finance expansion and pay down its debt, and does not intend to pay cash dividends on the Common Stock for the foreseeable future. In addition, the Company’s current credit agreement prohibits the payment of any cash dividends. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company’s financial condition, the ability to do so under then-existing credit agreements and other factors deemed relevant by the Board of Directors. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources) contained in Item 7. to this Report.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Consolidated Financial Statements and the related Notes thereto included in Item 8. hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. hereof.

Fiscal Years
(In thousands, except share and per share amounts)

	2002	2003		2004	2005	2006
Income Statement Data:
Revenues:
Restaurant sales	$49,981		$50,244	$74,035	$76,902	$81,379
Franchise fees, royalties and other	1,181		1,139	753	694	825
Business interruption	105		--	--	534	60
	51,266		51,383	74,788	78,130	82,264
Costs and expenses:
Cost of sales	13,455		13,829	20,473	20,915	22,429
Restaurant operating expenses	27,837		28,344	40,793	42,818	45,731
General and administrative	5,198		5,306	6,587	6,942	7,717
Depreciation and amortization	1,721		1,867	2,136	2,684	3,131
Asset impairments	--		266	322	-	544
Gain on disposal of assets - Hurricane Rita	--		--	--	(472)	(367)
(Gain) loss on sale of assets	(28)		(292)	180	368	32
	48,183		49,320	70,491	73,255	79,217

Operating income	3,083		2,063	4,297	4,875	3,047
Other income (expense), net	(85)		(97)	(459)	(404)	(303)

Income before income tax expense	2,998		1,966	3,838	4,471	2,744

Income tax expense	1,003		712	1,269	1,475	849
Income from continuing operations	1,995		1,254	2,569	2,996	1,895

Discontinued Operations
Loss from discontinued operations, net of taxes	(291)		(2,289)	(808)	(679)	(757)

Net income (loss)	$1,704	$	(1,035)	$1,761	$2,317	$1,138

	2002	2003	2004	2005	2006
Basic income (loss) per share:
Income from continuing operations	$0 .57	$0.37	$0.76	$0.88	$0.55
Loss from discontinued operations	(0.08)	(0.68)	(0.24)	(0.20)	(0.22)
Net income (loss)	$0.49	$(0.31)	$0.52	$0.68	$0.33

Diluted income (loss) per share:
Income from continuing operations	$0.56	$0.37	$0.70	$0.81	$0.53
Loss from discontinued operations	(0.08)	(0.68)	(0.22)	(0.18)	(0.21)
Net income (loss)	$0.48	$(0.31)	$0.48	$0.63	$0.32

Weighted average shares - Basic	3,447,957	3,384,605	3,388,489	3,415,806	3,402,207

Weighted average shares - Diluted	3,520,769	3,384,605	3,634,849	3,700,876	3,521,587

	As of the End of Fiscal Years
	2002	2003	2004	2005	2006
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$(2,736)	$(2,669)	$(1,359)	$(1,632)	$(1,928)
Total assets	$28,983	$25,861	$32,326	$33,137	$33,276
Long-term debt, less current portion	$3,400	$1,775	$6,000	$4,500	$3,800
Total stockholders’ equity	$16,948	$15,954	$17,868	$18,884	$20,573

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Tex-Mex Café, Monterey’s Little Mexico, Tortuga Coastal Cantina, Crazy Jose’s, La Señorita and Mission Burritos. At December 31, 2006 the Company operated 60 restaurants, franchised 18 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

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

The consolidated statements of income and cash flows for fiscal years 2006, 2005 and 2004 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations. Consequently, the consolidated statements of income and cash flows for fiscal years 2005 and 2004 shown in the accompanying consolidated financial statements have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on total assets, total liabilities, stockholders’ equity or net income.

Fiscal Year

The Company has a 52/53 week fiscal year ending on the Sunday nearest December 31. References in this Report to fiscal 2004, 2005 and 2006 relate to the periods ended January 2, 2005, January 1, 2006 and December 31, 2006, respectively. Fiscal years 2005 and 2006 presented herein consisted of 52 weeks. Fiscal year 2004 presented herein consisted of 53 weeks.

Results of Operations

Fiscal Year 2006 Compared to Fiscal Year 2005 as Adjusted for Discontinued Operations

Revenues. The Company’s revenues for the fiscal year ended December 31, 2006 were up $4.1 million or 5.3% to $82.3 million compared with fiscal year 2005. Restaurant sales for fiscal year 2006 increased $4.5 million or 5.8% to $81.4 million compared with fiscal year 2005. The increase in restaurant sales reflects the opening of two new restaurants, the full year impact of one restaurant opened in fiscal year 2005, and the acquisition of Mission Burritos (two restaurants), offset in part by a 0.9% decline in same-restaurant sales.

For the fourth quarter 2006 same-store sales were down 8%. This compares to the 12% same-store sales growth achieved in fourth quarter 2005. The fourth quarter of 2005 was unusual, reflecting the temporary population shifts after Hurricanes Rita and Katrina and the relative speed with which the Company was able to re-open closed stores after Hurricane Rita. Year-to-date for fiscal 2006, total system same-restaurant sales decreased 1.2%, Company-owned same-restaurant sales decreased 0.9% and franchise-owned same-restaurant sales decreased 1.9% from fiscal year 2005.

Costs and Expenses. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased as a percent of restaurant sales 40 basis points to 27.6% compared with 27.2% in fiscal year 2005. The increase primarily reflects the lower than standard cost of sales experienced during the fourth quarter of fiscal year 2005, which was in the aftermath of Hurricane Rita. During the fourth quarter of fiscal 2005 restaurants re-opened in the hurricane-impacted region with limited menus offering primarily low food cost items, that had a significant impact on cost of sales both for the quarter and year-to-date. On a year-to-date basis, the increase reflects to a lesser extent slightly higher produce, meat and poultry costs partially offset by lower tortilla costs.

 Labor and other related expenses decreased as a percentage of restaurant sales 20 basis points to 32.4% compared with 32.6% for fiscal year 2005. The decrease primarily reflects a reduction of group health insurance expense. The Company is self insured with a stop loss policy and the Company’s experience for fiscal year 2006 was better than expected.

Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased in fiscal year 2006 as a percentage of restaurant sales 70 basis points to 23.7% as compared with 23.0% in fiscal year 2005. The increase primarily reflects higher electricity, natural gas, security and property and casualty insurance expense. The increase in property and casualty insurance is directly attributable to severe weather associated with the United State’s Gulf Coast region. Also due to the hurricanes and related population shifts, Company restaurants have experienced higher rates of crime. In fiscal 2006, the Company spent $115,000 more on restaurant security than it did in fiscal year 2005.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. General and administrative expenses increased 50 basis points as a percentage of total sales to 9.4% compared with 8.9% for fiscal year 2005. The increase reflects the cost of purchasing the vested options of Curt Glowacki, who resigned as Chief Executive Officer on December 15, 2006. Further, to prepare for new restaurant growth as well as for management turnover, the Company spent $89,410 more in fiscal year 2006 than in fiscal year 2005 for training new managers. And finally, the Company spent $31,250 in fiscal year 2006 for executive recruitment. Actual general and administrative expenses increased $775,103, of which $596,764 relates to the purchase of Mr. Glowacki’s vested options.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of other assets. Depreciation and amortization expense increased as a percentage of total revenues 40 basis points to 3.8% in fiscal year 2006 as compared with 3.4% in fiscal year 2005. Actual depreciation and amortization expense increased $447,748 in fiscal year 2006 compared with fiscal year 2005. The increase reflects additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

During fiscal year 2006, the Company incurred $108,847 in pre-opening expenses related to the opening of two new restaurants. In fiscal year 2005, the Company spent $77,942 in pre-opening expenses related to the opening of one new restaurant and the remodel of one existing restaurant.

Impairment costs.  During fiscal year 2006, the Company expensed $543,777 to impair the assets of three under-performing restaurants, one of which was closed after its lease expired during the first quarter of fiscal year 2007. The Company also expensed real estate broker commissions related to the sale of one subleased restaurant and for future broker commissions related to two other subleased restaurants.

Gain on Disposal of Assets - Hurricane Rita. On September 24, 2005, Hurricane Rita hit the Gulf Coast area, affecting a number of the Company’s restaurants in that region. The Company subsequently hired an insurance consulting firm to assist management with the filing of its insurance claim. During the second quarter of 2006, the Company finalized negotiations with its insurance carrier for the hurricane insurance claim. During fiscal year 2006, the Company capitalized $511,236 in asset cost expenditures related to damaged property in the consolidated balance sheets, and recognized in the consolidated statement of income $366,808 as a gain and $59,621 as business interruption revenue from the insurance claim. As of December 31, 2006, the Company has collected all receivables related to its hurricane insurance claim.

(Gain) Loss on Sale of Assets. During fiscal year 2006, the Company recorded a loss on the sale of assets of $32,282. The loss was due to the disposition of miscellaneous assets. During fiscal year 2005, the Company recorded a loss of $367,711 on the disposition of assets related to the remodel of existing restaurants, the sale of an office building that was acquired in fiscal 2004 in the purchase of the Beaumont-based franchisee stores and related assets and the sale of a joint ventured restaurant.

Other Income (Expense). Net expense decreased $100,550 to $303,314 in fiscal year 2006 compared with a net expense of $403,864 in fiscal year 2005. Interest expense decreased $130,622 to $390,539 in fiscal year 2006 compared with interest expense of $521,161 in fiscal year 2005, reflecting a decrease in outstanding debt.

Income Tax Expense. The Company’s effective tax rate from continuing operations for fiscal year 2006 was 30.9% as compared to 33.0% for fiscal year 2005. In fiscal year 2006, the Company had a lower pretax income from continuing operations compared to fiscal year 2005. In both years, the permanent differences were approximately the same, resulting in a lower effective tax rate in fiscal year 2006.

Discontinued Operations. In fiscal year 2006, the Company closed four under-performing restaurants incurring net losses from discontinued operations of $756,339 pursuant to Statement on Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In fiscal year 2005, the Company closed one restaurant incurring net losses from discontinued operations of $679,417.

The circumstances and testing leading to an impairment charge were determined in accordance with SFAS No. 144 which requires that property, plant and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Fiscal Year 2005 Compared to Fiscal Year 2004 as Adjusted for Discontinued Operations

Revenues. The Company’s revenues for the fiscal year ended January 1, 2006 were up $3.4 million or 4.5% to $78.1 million compared with fiscal year 2004. Restaurant sales for fiscal year 2005 increased $2.9 million or 3.9% to $76.9 million compared with fiscal year 2004, despite being closed a total of 309 store-days during the third and fourth quarters due to the impact of Hurricane Rita. Fiscal year 2005 had 52 weeks of revenue compared to 53 weeks of revenue for fiscal year 2004, resulting in $1.6 million in additional revenue for fiscal 2004. The increase in restaurant sales reflects the opening of one new restaurant and positive same-restaurant sales. The Company had eight consecutive quarters of positive same-restaurant sales. For fiscal year 2005, total system same-restaurant sales increased 3.8%, Company-owned same restaurant sales increased 4.6% and franchise-owned same-restaurant sales increased 1.2% from fiscal year 2004.

Franchise fees, royalties and other decreased $58,991 or 7.8% primarily due to lower royalty income resulting from the closure of a Houston-based franchise restaurant. In the fourth quarter of fiscal year 2005, the Company recorded $534,163 of business interruption proceeds related to the Hurricane Rita insurance claim.

Costs and Expenses. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, decreased as a percent of restaurant sales 50 basis points to 27.2% compared with 27.7% in fiscal 2004. The improvement reflects lower dairy, cheese, meat and poultry costs which was partially offset by higher produce, paper and supplies, beverage and liquor costs and fuel surcharges. Beverage costs were higher reflecting the increased sale of bottled products, and liquor costs were higher due to various reduced price promotions.

Labor and other related expenses, as a percentage of restaurant sales, increased 10 basis points to 32.6% compared with 32.5% in fiscal year 2004, reflecting higher health insurance premiums, training expense and overtime expense associated with post hurricane labor shortages.

Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased in fiscal year 2005 as a percentage of restaurant sales 50 basis points to 23.0% as compared with 22.5% in fiscal year 2004. The increase reflects higher electricity, natural gas, water and sewer cost, coupons and credit collection expenses.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. General and administrative expenses as a percentage of total sales increased 10 basis points to 8.9% in fiscal year 2005 as compared with 8.8% for fiscal year 2004. Actual general and administrative expenses increased $354,876. The increase reflects higher legal, audit, health insurance and SEC reporting expenses. Legal expenses reflect an unusually high level of litigation expense as the Company successfully defended one employee lawsuit and successfully negotiated the settlement of another employee lawsuit. Additional legal expenses included updating the Uniform Franchise Offering Circular for Casa Olé and legal expenses associated with the development and adoption of the Mexican Restaurants, Inc. 2005 Long Term Incentive Plan (“LTIP”). The higher audit cost reflects last year’s KPMG audit and subsequent change to its new auditors. The increase in SEC reporting costs was primarily due to the LTIP.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of other assets. Depreciation and amortization expense increased as a percentage of total revenues 50 basis points to 3.4% in fiscal year 2005 as compared with 2.9% in fiscal year 2004. Actual depreciation and amortization expense increased $547,687 in fiscal year 2005 compared with fiscal year 2004. The increase reflects additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

During fiscal year 2005, the Company incurred $77,942 in pre-opening expenses related to the opening of one new restaurant and the re-opening of a remodeled restaurant. In fiscal year 2004, the Company spent $34,756 in pre-opening expenses related to the remodel of one existing restaurant and the remodel of one acquired Casa Olé franchise restaurant.

Impairment Costs. In fiscal year 2004, the Company incurred $322,074 of impairment expenses in continuing operations related primarily to four Tortuga restaurants that the Company wanted to position for re-concept to one of the Company’s other Mexican food concepts. Because of improved operating performance, the Company did not re-concept the four Tortuga restaurants in fiscal year 2005.

Gain on Disposal of Assets - Hurricane Rita. On September 24, 2005, Hurricane Rita hit the Gulf Coast area, affecting a number of the Company’s restaurants in that region. The Company subsequently hired an insurance consulting firm to assist management with the filing of its insurance claim. Based on the low range of the consulting firm’s estimate and negotiations with the insurance carrier, the Company recorded an insurance claim of $1.6 million in the fourth quarter of fiscal 2005.

The consolidated statement of operations ended January 1, 2006, includes a separate line item for a gain of $471,622 resulting from assets damaged by Hurricane Rita and other expenses offset by insurance proceeds for the replacement of assets. The Company’s insurers paid $300,000 during the fourth quarter of 2005 and $785,028 in the first quarter of 2006 related to the property damage claim. Additionally, the Company has recognized $534,163 for estimated business interruption proceeds. All insurance proceeds have been collected as of December 31, 2006.

(Gain) Loss on Sale of Assets. During fiscal year 2005, the Company recorded a loss on the sale of assets of $367,711. The loss was primarily due to the disposition of assets related to the remodel of existing restaurants, the sale of an office building that was acquired in fiscal 2004 in the purchase of the Beaumont-based franchisee stores and related assets and the sale of a joint ventured restaurant. During fiscal 2004, the Company recorded a loss of $179,948 on the disposition of assets, primarily related to the remodel of existing restaurants and sale of a leasehold interest of another existing restaurant.

Other Income (Expense). Net expense decreased $54,915 to $403,864 in fiscal year 2005 compared with a net expense of $458,779 in fiscal year 2004. Interest expense decreased $32,210 to $521,161 in fiscal year 2005 compared with interest expense of $553,371 in fiscal year 2004, reflecting a decrease in outstanding debt which was partially offset by higher interest rates.

Income Tax Expense. The Company’s effective tax rate from continuing operations for fiscal year 2005 was 33.0% as compared to fiscal year 2004 of 33.1%. In fiscal year 2005, the Company had a higher pretax income from continuing operations compared to fiscal year 2004. In both years, the permanent differences were approximately the same, resulting in a slightly higher effective tax rate in fiscal year 2005.

Discontinued Operations. In fiscal year 2005, the Company closed one under-performing restaurant incurring net losses from discontinued operations of $679,417 pursuant to Statement on Financial Accounting Standards No. 146. In fiscal year 2004, the Company closed three under-performing restaurants incurring net losses from discontinued operations of $807,972.

The circumstances and testing leading to an impairment charge were determined in accordance with SFAS No. 144 which requires that property, plant and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Liquidity and Capital Resources

The Company met fiscal 2006 capital requirements with cash generated by operations and with its cash reserves. In fiscal year 2006, the Company's operations generated approximately $5.0 million in cash, as compared with $6.2 million in fiscal 2005 and $5.7 million in fiscal year 2004, which was a 53-week fiscal year. As of December 31, 2006, the Company had a working capital deficit of approximately $1.9 million, compared with a working capital deficit of approximately $1.6 million at January 1, 2006. The increase in the working capital deficit reflects the $1.2 million receivable related to hurricane recovery proceeds as of January 1, 2006, which was subsequently collected in fiscal 2006 partially offset by the reduction of the current portion of long term debt, resulting from the amendment to the Bank of America line of credit. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During fiscal year 2006, total cash used for capital requirements was approximately $5.1 million ($2.3 million on routine capital expenditures, $1.7 million for two new restaurants, $0.6 million on remodels and $0.5 million for hurricane expenditures). In addition, the Company spent an additional $742,490 in connection with the acquisition of two Mission Burritos restaurants and related assets. During fiscal year 2006, the Company received $765,000 from the sale of a pad site in Port Arthur, Texas, the sale of furniture, fixtures and equipment from a previously closed restaurant in Boise, Idaho and the sale of another previously closed restaurant in Chubbuck, Idaho. The Company opened one new restaurant in Owasso, Oklahoma near the end of the first quarter of fiscal year 2006 and a second new restaurant in Georgetown, Texas during the fourth quarter of fiscal year 2006. During fiscal year 2006, the Company closed four under-performing restaurants (two of which the leases expired; one in which the property was subleased, and one in which the lease will expire in April of 2008).

      For fiscal year 2007, the Company plans to develop at least three new restaurants, extensively remodel one restaurant, moderately remodel three other restaurants, and invest in new PosiTouch point-of-sale register systems for fifteen restaurants. The estimated capital needed for fiscal year 2007 for general corporate purposes, including remodeling and new restaurant expansion, is approximately $5.3 million. The Company anticipates that it will primarily use cash generated by operating activity during fiscal year 2007 to fund investing activity.

      Over the last several years, the Company’s debt was incurred to carry out acquisitions, to develop new restaurants, and to remodel existing restaurants, as well as to accommodate other working capital needs. During the first quarter of fiscal year 2006, the Company prepaid $2.5 million of the Beaumont-based franchise restaurant seller notes by drawing $2.0 million on its Bank of America revolving line of credit, with the balance paid from cash reserves. During fiscal year 2006, the Company borrowed $800,000 on its Bank of America line of credit. As of December 31, 2006, the Company’s outstanding debt to Bank of America was $3.3 million, all on its revolving line of credit and its outstanding debt on the seller note was $500,000 for a total indebtedness of $3.8 million.

On March 29, 2007 the Company amended its credit facility with Bank of America changing its credit facility from a $10.0 million credit facility consisting of a $5.0 million term note (remaining balance $1.5 million) and a $5.0 million revolving line of credit to a $7.5 million revolving line of credit, rolling the term note balance into the newly increased revolving line of credit. The revolving line of credit matures on December 31, 2011. The amendment allowed for additional capital expenditures, revised certain covenant ratios and increased the amount of allowable stock or vested option repurchases. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.75% on the unused portion of the revolver from the date of the credit agreement. The Company has pledged the stock of its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as collateral for its credit facility with Bank of America. As of December 31, 2006, the Company was in compliance with all debt covenants, as amended, and expects to be in full compliance with all debt covenants during fiscal year 2007. The amendment was signed March 29, 2007 and was effective December 31, 2006.

On May 9, 2005, the Company announced its plan to implement a limited stock repurchase program in a manner permitted under its bank financing agreement. The Company has entered into a repurchase plan designed to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 under which an agent appointed by the Company determines the time, amount, and price at which purchases of common stock are made, subject to certain parameters established in advance by the Company. During fiscal year 2006, the Company repurchased 25,290 shares of its common stock for a total price of $261,730 and the Company’s employees exercised 104,375 options and the Company received $704,663 in net proceeds. In addition to the stock repurchases and employee options exercised just described above, the Company purchased 102,903 vested options directly from its former Chief Executive Officer, who resigned December 15, 2006, for $596,764. The transaction was recorded as compensation expense. Under this program, the Company has no remaining authority to repurchase outstanding shares of its common stock. Shares previously acquired are being held for general corporate purposes, including the offset of the dilutive effect on shareholders from the exercise of stock options.

The Company’s management believes that with its operating cash flow and the Company’s credit facility with Bank of America, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and new restaurant growth through the end of the 2007 fiscal year. Unless the Company violates a debt covenant, the Company’s credit facility with Bank of America will not be subject to triggering events that would cause the credit facility to become due sooner than the maturity dates described in the previous paragraphs.

Contractual Obligations and Commitments.

The following table summarizes the Company’s total contractual cash obligations as of December 31, 2006:

Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years

Long-Term Debt	$3,800,000	$--	$500,000	$3,300,000	$--
Long-Term Debt Fixed Interest	71,458	35,000	36,458	--	--
Operating Leases	49,712,735	5,556,932	10,537,546	9,128,657	24,489,600
Total Contractual Cash Obligations	$53,584,193	$5,591,932	$11,074,004	$12,428,657	$24,489,600

The contractual obligation table does not include interest payments on our long-term debt with Bank of America (formerly Fleet National Bank) due to the variable interest rates under our credit facility and the varying debt balance during the year. The contractual interest rate for our credit facility is either the prime rate or LIBOR base rate plus a stipulated margin. See Note 3 to our consolidated financial statements for balances and terms of our credit facility at December 31, 2006.

Related Parties. The Company provides accounting and administrative services for the Casa Olé Media and Production Funds. The Casa Olé Media and Production Funds are not-for-profit, unconsolidated entities used to collect money from company-owned and franchise-owned restaurants to pay for the marketing of Casa Olé restaurants. Each restaurant contributes an agreed upon percentage of its sales to the funds.

Critical Accounting Policies.

Critical accounting policies are those that the Company believes are most important to the portrayal of its financial condition and results of operations and also require its most difficult, subjective, or complex judgments. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. The Company considers the following policies to be the most critical in understanding the judgment that is involved in preparing its consolidated financial statements.

Property and Equipment.

      The Company records all property and equipment at cost less accumulated depreciation and it selects useful lives that reflect the actual economic lives of the underlying assets. The Company amortizes leasehold improvements over the shorter of the useful life of the asset or the related lease term. It calculates depreciation using the straight-line method for financial statement purposes. The Company capitalizes improvements and expense repairs and maintenance costs as incurred. It is often required to exercise judgment in its decision whether to capitalize an asset or expense an expenditure that is for maintenance and repairs. The Company’s judgments may produce materially different amounts of repair and maintenance or depreciation expense if different assumptions were used.

The Company periodically performs asset impairment analysis of property and equipment related to its restaurant locations. It performs these tests when it experiences a "triggering" event such as a major change in a location's operating environment, or other event that might impact its ability to recover its asset investment. This process requires the use of estimates and assumptions which are subject to a high degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets. Also, the Company has a policy of reviewing the financial operations of its restaurant locations on at least a quarterly basis. Locations that do not meet expectations are identified and monitored closely throughout the year. Primarily in the fourth quarter, the Company reviews actual results and analyze budgets for the ensuing year. If it deems that a location's results will continue to be below expectations, it will evaluate alternatives for its continued operation. At that time, the Company will perform an asset impairment test. If it determines that the asset's carrying value exceeds the future undiscounted cash flows, it will record an impairment charge to reduce the asset to its fair value. Calculation of fair value requires significant estimates and judgments which could vary significantly based on its assumptions. Upon an event such as a formal decision for abandonment (restaurant closure), the Company may record additional impairment charges. Any carryover basis of assets will be depreciated over the respective remaining useful lives.

Goodwill.

Goodwill and other indefinite lived assets resulted primarily from the Company’s acquisition of franchisee-owned restaurants. The most significant acquisitions were completed in 1997, 1999, 2004 and 2006. Goodwill and other intangible assets with indefinite lives are not subject to amortization. However, such assets must be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually. The Company completed the most recent impairment test in December 2006, and determined that there were no impairment losses related to goodwill and other indefinite lived assets. In assessing the recoverability of goodwill and other indefinite lived assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. The estimated future cash flows were projected using significant assumptions, including future revenues and expenses. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

Leasing Activities.

The Company leases all of its restaurant properties. At the inception of the lease, the Company evaluates each property and classifies the lease as an operating or capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, “Accounting for Leases”. It exercises significant judgment in determining the estimated fair value of the restaurant as well as the discount rate used to discount the minimum future lease payments. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can reasonably be assured and failure to exercise such option would result in an economic penalty. All of the Company’s restaurant leases are classified as operating leases.

The Company’s lease term used for straight-line rent expense is calculated from the date it takes possession of the leased premises through the lease termination date. There is potential for variability in its "rent holiday" period which begins on the possession date and ends on the store open date. Factors that may affect the length of the rent holiday period generally include construction related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater rent expensed during the rent holiday period.

The Company records contingent rent expense based on a percentage of restaurant sales, which exceeds minimum base rent, over the periods the liability is incurred. The contingent rent expense is recorded prior to achievement of specified sales levels if achievement of such amounts is considered probable and estimable.

Income Taxes.

The Company provides for income taxes based on its estimate of federal and state tax liabilities. These estimates consider, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items, The Company’s estimates are based on the information available to it at the time it prepares the income tax provisions. The Company generally files its annual income tax returns several months after its fiscal year end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that arc deemed more likely than not to be realized in the near term. The Company must assess the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company establishes valuation allowances to offset any deferred tax asset recorded. The valuation allowance is based on its estimates of future taxable income in each jurisdiction in which it operates, tax planning strategies, and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates, the Company may be unable to implement certain tax planning strategies or adjust these estimates in future periods. As the Company updates its estimates, it may need to establish an additional valuation allowance which could have a material negative impact on its results of operations or financial position, or it could reduce its valuation allowances which would have a favorable impact on its results of operations or financial position.

Stock-Based Compensation.

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment ("SFAS 123R"). The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee and director stock option exercise behavior. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the Company’s historical volatility. The Company utilizes historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. SFAS 123R also requires us to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its expectation of future experience while considering its historical experience. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of earnings. The Company is also required to establish deferred tax assets for expense relating to options that would be expected to generate a tax deduction under their original terms. The recoverability of such assets are dependent upon the actual deduction that may be available at exercise and can further be impaired by either the expiration of the option or an overall valuation reserve on deferred tax assets.

The Company believes the estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on its future financial condition or results of operations.

Impact of Recently Issued Standards.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for our first quarter of the 2007 fiscal year. The Company is currently evaluating the impact, if any, that FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157,"Fair Value Measurements”. SFAS No. 157 clarifies the fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have or participate in transactions involving derivative, financial and commodity instruments. The Company’s long-term debt bears interest at floating market rates, based upon either the prime rate or LIBOR plus a stipulated percentage, and therefore it experiences changes in interest expense when market interest rates change. Based on amounts outstanding at year-end, a 1% change in interest rates would change interest expense by approximately $33,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are set forth herein commencing on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls Evaluation and Related CEO and CFO Certifications. The Company, with the participation of its principal executive officer ("CEO") and principal financial officer ("CFO"), conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K.

Certifications of the Company's CEO and CFO, required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), are attached as exhibits to this annual report on Form 10-K. This "Controls and Procedures" section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Limitations on the Effectiveness of Controls. The Company does not expect that its disclosure controls and procedures will prevent or detect all errors and all fraud. A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of those inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The evaluation of the Company’s disclosure controls and procedures included a review of their objectives and design, the Company's implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this annual report on Form 10-K. In the course of the evaluation, the Company sought to identify whether it had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken if needed. Many of the components of the Company’s disclosure controls and procedures are also evaluated by management. The overall goals of these various evaluation activities are to monitor the Company’s disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Conclusions regarding Disclosure Controls. Based on the required evaluation of the Company's disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2006, the Company maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During fiscal year 2006, the Company engaged an accounting firm, Calvetti, Ferguson & Wagner, P.C. (“CF&W”), to assist us in our obligation under Section 404 of the Sarbanes-Oxley Act of 2002 to document and test the Company’s internal controls. Such documentation and testing should be completed during fiscal year 2007. During fiscal year 2006, the Company made no significant changes to its internal controls.

ITEM 9B.  OTHER INFORMATION

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

          2. Financial Statement Schedules are omitted because they are either not applicable or not material.

3.
The following exhibits are filed, furnished or incorporated by reference as exhibits to this Report as required by Item 601 of Regulation S-K. The exhibits designated with a cross are management contracts and compensatory plans and arrangements required to be filed as exhibits to this report.

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

10.3	Indemnity Agreement by and between the Company and Larry N. Forehand dated as of April 10, 1996 (incorporated by reference to Exhibit 10.5 of the 1996 Form S-1).
10.4	Indemnity Agreement by and between the Company and John C. Textor dated as of April 10, 1996 (incorporated by reference to Exhibit 10.6 of the 1996 From S-1).
10.5	Indemnity Agreement by and between the Company and Michael D. Domec dated as of April 10, 1996 (incorporated by reference to Exhibit 10.8 of the 1996 Form S-1).
10.6	Indemnity Agreement by and between the Company and J. J. Fitzsimmons dated as of April 10, 1996 (incorporated by reference to Exhibit 10.10 of the 1996 Form S-1).
10.7	Indemnity Agreement by and between the Company and Richard E. Rivera dated as of April 10, 1996 (incorporated by reference to Exhibit 10.11 of the 1996 Form S-1).
10.8	Form of the Company's Multi-Unit Development Agreement (incorporated by reference to Exhibit 10.14 of the 1996 Form S-1).
10.9	Form of the Company's Franchise Agreement (incorporated by reference to Exhibit 10.15 of the 1996 Form S-1).
†10.10	1996 Long Term Incentive Plan (incorporated by reference to Exhibit 10.16 of the 1996 Form S-1).
†10.11	Mexican Restaurants, Inc. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the 2005 Form S-8 filed December 1, 2005).
†10.12	Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.17 of the 1996 Form S-1).
10.13	Indemnification letter agreement by Larry N. Forehand dated April 10, 1996 (incorporated by reference to Exhibit 10.35 of the 1996 Form S-1).
†10.14
1996 Manager’s Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8 Registration Statement filed under the Securities Act of 1933, dated February 24, 1997 filed with the Securities and Exchange Commission).

†10.15
Employment Agreement by and between the Company and Andrew J. Dennard dated May 20, 1997 (incorporated by reference to Exhibit 10.45 of the Company’s Form 10-K Annual Report filed on March 30, 1998 with the Securities and Exchange Commission).

10.23
Fleet Revolving Credit and Term Loan Agreement between Mexican Restaurants, Inc., as the Borrower, and Fleet National Bank, as the Bank, for $10,000,000 dated June 29, 2001 and as amended on January 7, 2004 and April 1, 2005 (incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K Annual Report filed in April, 2005 with the Securities and Exchange Commission).

10.24
Amendment No. 2 to Amended and Restated Revolving Credit and Term Loan Agreement dated November 15, 2005 (effective June 30, 2005) between Mexican Restaurants, Inc., as the Borrower, and Bank of America, successor to Fleet National Bank, as the Bank, for $10,000,000 dated June 29, 2001 and as amended on January 7, 2004 and April 1, 2005 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K Annual Report filed on March 30, 2006 with the Securities and Exchange Commission).

†10.25
Performance Unit Agreement by and between Mexican Restaurants, Inc. and Andrew Dennard dated August 16, 2005 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K Annual Report filed on March 30, 2006 with the Securities and Exchange Commission).

†10.26
Separation Agreement by and between Mexican Restaurants, Inc. and Curt Glowacki dated December 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 7, 2006 with the Securities and Exchange Commission).

†10.27
Performance Unit Agreement by and between Mexican Restaurants, Inc. and Louis P. Neeb dated August 16, 2005 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K Annual Report filed on March 30, 2006 with the Securities and Exchange Commission).

†10.28
Performance Unit Agreement by and between Mexican Restaurants, Inc. and Dennis Vegas dated August 16, 2005 (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K Annual Report filed on March 30, 2006 with the Securities and Exchange Commission)..

*10.29
Amendment No. 3 to Amended and Restated Revolving Credit and Term Loan Agreement dated March 29, 2007 between Mexican Restaurants, Inc. as the Borrower, and Bank of America, successor to Fleet National Bank, as the Bank, for $10,000,000 dated June 29, 2001 and as amended on January 7, 2004 and April 1, 2005 and March 29, 2007.

21.1
List of subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the Company’s Form S-1 Registration Statement Under the Securities Act of 1933, dated April 24, 1996, filed by the Company with the Securities and Exchange Commission).

*23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.
*23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on the signature page to this Form 10-K).
*31.1	Certification filed pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*31.2	Certification filed pursuant to Rule 13a-14(a) or Rule 15d-14(a).
#32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____
*	Filed herewith.
‡
Incorporated by reference to corresponding Exhibit number of the Company’s Form S-1 Registration Statement under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration number 333-1678) (the “1996 Form S-1”).

†	Management contract or compensatory plan or arrangement.
#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.

MEXICAN RESTAURANTS, INC.

By: /s/ Louis P. Neeb
Louis P. Neeb,
Chairman of the Board of Directors

POWER OF ATTORNEY

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis P. Neeb and Andrew Dennard, and each of them, such individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such individual and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K under the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Louis P. Neeb	Chairman of the Board of Directors	March 30, 2007
Louis P. Neeb	Chief Executive Officer
(Principal Executive Officer)

/s/ Larry N. Forehand	Founder and Vice Chairman of the Board of Directors	March 30, 2007
Larry N. Forehand

/s/ Andrew J. Dennard	Exec. Vice President and Chief Financial Officer	March 30, 2007
Andrew J. Dennard	(Principal Financial and Accounting Officer)

/s/ Cara Denver	Director	March 30, 2007
Cara Denver

/s/ Michael D. Domec	Director	March 30, 2007
Michael D. Domec

/s/ J. J. Fitzsimmons	Director	March 30, 2007
J. J. Fitzsimmons

/s/ Curt Glowacki	Director	March 30, 2007
Curt Glowacki

/s/ Thomas E. Martin	Director	March 30, 2007
Thomas E. Martin

/s/ J. Stuart Sargent	Director	March 30, 2007
J. Stuart Sargent

MEXICAN RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Mexican Restaurants, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Mexican Restaurants, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mexican Restaurants, Inc. and subsidiaries as of December 31, 2006 and January 1, 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 2, 2006 the Company changed its method of accounting for share-based compensation.

UHY LLP

Houston, Texas
March 30, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mexican Restaurants, Inc.:

We have audited the accompanying consolidated statement of operations, stockholders’ equity, and cash flows of Mexican Restaurants, Inc. and subsidiaries for the year ended January 2, 2005. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Mexican Restaurants, Inc. and subsidiaries for the year ended January 2, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Houston, Texas
March 28, 2005, except for Note 1(a), as to which the date is March 30, 2007.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 1, 2006 and December 31, 2006

	Fiscal Years
ASSETS	2005	2006
Current assets:
Cash	$788,109	$653,310
Royalties receivable	176,649	90,627
Other receivables	2,088,035	856,704
Inventory	744,397	710,633
Taxes receivable	--	408,787
Prepaid expenses and other current assets	833,678	851,580
Total current assets	4,630,868	3,571,641

Property, plant and equipment	31,511,205	34,682,615
Less accumulated depreciation	(15,315,864)	(17,171,172)
Net property, plant and equipment	16,195,341	17,511,443

Goodwill	10,902,664	11,403,805
Deferred tax assets	256,274	318,519
Property held for sale, net	625,318	--
Other assets	526,804	470,284
	$33,137,269	$33,275,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$1,000,000	$--
Accounts payable	1,710,068	2,087,506
Income taxes payable	203,116	--
Accrued sales and liquor taxes	127,283	142,787
Accrued payroll and taxes	1,685,235	1,440,040
Accrued expenses	1,536,895	1,828,916
Total current liabilities	6,262,597	5,499,249

Long-term debt	4,500,000	3,800,000
Other liabilities	1,930,056	2,050,272
Deferred gain	1,561,070	1,352,927
Total liabilities	14,253,723	12,702,448

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,732,705 shares issued	47,327	47,327
Additional paid-in capital	19,406,139	19,041,867
Retained earnings	11,620,788	12,759,122
Treasury stock, cost of 1,375,728 common shares in 2005 and 1,272,383 common shares in 2006	(12,190,708)	(11,275,072)
Total stockholders' equity	18,883,546	20,573,244

	$33,137,269	$33,275,692

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal years ended January 2, 2005, January 1, 2006
and December 31, 2006

	Fiscal Years
	2004	2005	2006
Revenues: Restaurant sales	$74,034,769	$76,901,353	$81,379,597
Franchise fees, royalties and other	753,293	694,302	825,115
Business interruption	--	534,163	59,621
	74,788,062	78,129,818	82,264,333

Costs and expenses:
Cost of sales	20,473,539	20,914,871	22,429,076
Labor	24,087,436	25,048,534	26,358,576
Restaurant operating expenses	16,670,639	17,692,164	19,263,309
General and administrative	6,586,807	6,941,683	7,716,786
Depreciation and amortization	2,135,964	2,683,651	3,131,399
Pre-opening costs	34,756	77,942	108,847
Impairment costs	322,074	--	543,777
Gain on disposal of assets - Hurricane Rita	--	(471,622)	(366,808)
Loss on sale of assets	179,948	367,711	32,282
	70,491,163	73,254,934	79,217,244

Operating income	4,296,899	4,874,884	3,047,089

Other income (expense):
Interest income	9,711	3,451	6,239
Interest expense	(553,371)	(521,161)	(390,539)
Other, net	84,881	113,846	80,986
	(458,779)	(403,864)	(303,314)

Income from continuing operations before income taxes	3,838,120	4,471,020	2,743,775
Income tax expense	1,269,174	1,474,606	849,102
Income from continuing operations	2,568,946	2,996,414	1,894,673

Discontinued operations:
Loss from discontinued operations	(547,176)	(303,448)	(364,352)
Restaurant closure costs	(546,506)	(790,708)	(832,179)
Loss on sale of assets	(212,561)	(2,420)	(10,449)
Loss from discontinued operations before income taxes	(1,306,243)	(1,096,576)	(1,206,980)
Income tax benefit	498,271	417,159	450,641
Loss from discontinued operations	(807,972)	(679,417)	(756,339)

Net Income	$1,760,974	$2,316,997	$1,138,334

Basic income (loss) per share:
Income from continuing operations	$0.76	$0.88	$0.55
Loss from discontinued operations	(0.24)	(0.20)	(0.22)
Net income	$0.52	$0.68	$0.33

Diluted income (loss) per share:
Income from continuing operations	$0.70	$0.81	$0.53
Loss from discontinued operations	(0.22)	(0.18)	(0.21)
Net income	$0.48	$0.63	$0.32

Weighted average number of shares (basic)	3,388,489	3,415,806	3,402,207

Weighted average number of shares (diluted)	3,634,849	3,700,876	3,521,587

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the fiscal years ended
January 2, 2005, January 1, 2006
and December 31, 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Total Stockholders’ Equity

Balances at December 28, 2003	$47,327	$20,121,076	$7,542,817	$(47,607)	$(11,709,513)	$15,954,100

Exercise of Stock Options	--	--	--	--	111,591	111,591

Amortization of Deferred Compensation	--	--	--	41,304	--	41,304

Net income	--	--	1,760,974	--	--	1,760,974

Balances at January 2, 2005	47,327	20,121,076	9,303,791	(6,303)	(11,597,922)	17,867,969

Exercise of Stock Options Through Issuance of Treasury Shares	--	(714,937)	--	--	1,145,481	430,544

Repurchase of shares	--	--	--	--	(1,738,267)	(1,738,267)

Amortization of Deferred Compensation	--	--	--	6,303	--	6,303

Net income	--	--	2,316,997	--	--	2,316,997

Balances at January 1, 2006	47,327	19,406,139	11,620,788	--	(12,190,708)	18,883,546

Exercise of Stock Options Through Issuance of Treasury Shares	--	(472,703)	--	--	1,177,366	704,663

Repurchase of shares	--	--	--	--	(261,730)	(261,730)

Stock based Compensation Expense	--	63,508	--	--	--	63,508

Excess Tax Benefit-Options Exercised	--	44,923	--	--	--	44,923

Net income	--	--	1,138,334	--	--	1,138,334

Balances at December 31, 2006	$47,327	$19,041,867	$12,759,122	$--	$(11,275,072)	$20,573,244

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended January 2, 2005, January 1, 2006 and December 31, 2006
	Fiscal Years
	2004	2005	2006
	(Revised. See Note 1)
Cash flows from operating activities:
Net income	$1,760,974	$2,316,997	$1,138,334
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,135,964	2,683,651	3,131,399
Deferred gain amortization	(208,185)	(208,142)	(208,143)
Loss from discontinued operations	807,972	679,417	756,339
Impairment costs	322,074	--	543,777
Hurricane Rita gain	--	(471,622)	(366,808)
Loss on sale of property, plant and equipment	179,948	367,711	32,282
Stock based compensation expense	41,304	6,303	63,508
Business interruption proceeds	--	(534,163)	(59,621)
Deferred income taxes (benefit)	677,164	697,550	(27,109)
Changes in assets and liabilities, net of effects of acquisitions
Royalties receivable	94,140	(91,272)	86,022
Other receivables	(284,845)	(44,729)	437,930
Taxes receivable/payable	(228,834)	776,956	(611,903)
Inventory	6,507	(275,666)	9,711
Prepaids and other current assets	(143,337)	4,179	(32,750)
Other assets	33,173	4,074	(25,551)
Accounts payable	25,576	17,353	289,378
Accrued expenses and other liabilities	160,653	310,334	(347,674)
Deferred rent and other long-term liabilities	308,859	138,772	103,384
Total adjustments	3,928,133	4,060,706	3,774,171
Net cash provided by continuing operations	5,689,107	6,377,703	4,912,505
Net cash provided by (used in) discontinued operations	13,883	(135,464)	132,358
Net cash provided by operating activities	5,702,990	6,242,239	5,044,863

Cash flows from investing activities:
Insurance proceeds received from Hurricane Rita loss	--	300,000	1,211,850
Purchase of property, plant and equipment	(2,698,460)	(4,512,175)	(5,138,048)
Proceeds from sale of property, plant and equipment	655,752	372,691	765,000
Business Acquisitions, net of cash acquired	(6,767,916)	--	(742,490)
Net cash used in continuing operations	(8,810,624)	(3,839,484)	(3,903,688)
Net cash used in discontinued operations	(301,163)	(100,759)	(63,830)
Net cash used in investing activities	(9,111,787)	(3,940,243)	(3,967,518)

Cash flows from financing activities:
Net borrowings (payment) under line of credit agreement	1,225,000	(1,500,000)	800,000
Purchase of treasury stock	--	(1,738,267)	(261,730)
Excess tax benefit - stock-based compensation expense	--	--	44,923
Exercise of stock options	111,591	430,544	704,663
Additions to (payments on) Long-term debt	3,000,000	--	(2,500,000)
Net cash provided by (used in) financing activities	4,336,591	(2,807,723)	(1,212,144)

Net increase (decrease) in cash	927,794	(505,727)	(134,799)

Cash at beginning of year	366,042	1,293,836	788,109

Cash at end of year	$1,293,836	$788,109	$653,310

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$494,844	$561,972	$384,242
Income taxes	$464,532	$297,693	$1,074,819
Non-cash financing activities:
CNL real estate transaction	$8,325,000	--	--

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2005, January 1, 2006 and December 31, 2006

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

The consolidated statements of operations and cash flows for fiscal years 2006, 2005, and 2004 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations. Consequently, the consolidated statements of operations and cash flows for the fiscal years 2005 and 2004 shown in the accompanying consolidated financial statements have been reclassified to conform to the 2006 presentation. These reclassifications have no effect on total assets, total liabilities, stockholders’ equity or net income.

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

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Fiscal Year

The Company maintains its accounting records on a 52/53 week fiscal year ending on the Sunday nearest December 31. Fiscal years 2005 and 2006 consisted of 52 weeks and fiscal year 2004 consisted of 53 weeks.

      (d) Inventory

Inventory, which is comprised of food and beverages, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Miscellaneous restaurant supplies are included in inventory and valued on a specific identification basis.

(e) Pre-opening Costs

Pre-opening costs primarily consists of hiring and training employees associated with the opening of a new restaurant and are expensed as incurred.

(f) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation on equipment and vehicles is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized straight-line over the shorter of the lease term plus options reasonably assured or estimated useful life of the assets.

Leasehold improvements	2-25 years
Vehicles	5 years
Equipment	3-15 years

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

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The various indicators leading to the testing of these long-lived assets include declines in revenues, a current cash flow loss combined with a forecast demonstrating continuing cash flow losses, current market conditions and competitive intrusion. The service potential of the assets includes assessment of future cash-flow-generating capacity, the remaining lives of the assets, the remaining term of the operating lease and evaluation of future cash flows associated with potential capital expenditures. The method for determining the fair value of impaired assets to be sold is based on its appraised fair market value or the value that a third party buyer would be willing to pay. Additionally, the Company accounts for restaurant closure costs pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal year 2006, the Company recorded asset impairments and restaurant closure costs of $1,375,956, of which $832,179 is included in discontinued operations. The remaining $543,777 in continuing operations related to the impairment of the assets of three under-performing restaurants, one of which was closed after its lease expired during the first quarter of fiscal year 2007, and real estate broker commissions related to the sale of one subleased restaurant and adjusted its accrual for two subleased restaurants.

In fiscal year 2005, the Company recorded asset impairment and restaurant closure costs of $790,708, all of which is included in discontinued operations related to the 2005 closure of one restaurant.

In fiscal year 2004, the Company recorded asset impairment and restaurant closure costs of $868,580, of which $546,506 is included in discontinued operations. The $322,074 of asset impairments included in continuing operations related primarily to three Tortuga restaurants that the Company wanted to position for re-concept to one of the Company’s other Mexican food concepts. Because of improved operating performance, the Company did not re-concept the three Tortuga restaurants in fiscal year 2005, but did close one other Tortuga restaurant in fiscal year 2006. In addition, two Monterey’s restaurants, which were impaired in 2003 and 2004, were closed during fiscal year 2006.

(g) Balance Sheets of Discontinued Operations

The following table summarizes the significant remaining assets and liabilities of discontinued operations:

	2005	2006

Current assets	$157,210	$42,172
Long-term assets	462,033	735
Total assets	$619,243	$42,907

Current liabilities	$163,774	$326,175
Long-term liabilities	706,339	702,705
Total liabilities	$870,113	$1,028,880

Current liabilities consist primarily of accrued closure costs. Long-term liabilities consist primarily of rent differential for closed restaurants for which the Company intends to sublease the restaurant.

(h) Property Held for Sale

Property held for sale is separately aggregated in the consolidated balance sheets and is recorded at the lower of cost or net realizable value. In fiscal year 2006, the Company sold its building in Chubbock, Idaho to its tenant. In fiscal year 2005, the Company recorded an impairment charge of $29,800 related to the pending sale of the Pt. Arthur, Texas pad site that was acquired in the 2004 acquisition of 13 restaurants from its Beaumont-based franchisee. The pad site was sold on April 4, 2006.

(i) Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006 and January 1, 2006, the consolidated balance sheets included $11.4 million and $10.9 million, respectively of goodwill primarily resulting from the MAC, La Señorita and Beaumont-based franchisee acquisitions and the 2006 acquisition of Mission Burritos. In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. For purposes of applying SFAS No. 142 impairment testing, the Company believes it is operating in one segment. Although each restaurant is measured and analyzed by Company management for performance, since the economic characteristics and operations are similar across restaurant concept lines, the reporting unit is considered to be equivalent to the Company’s operating segment. Management evaluated goodwill as required by SFAS No. 142 upon its adoption and annually as of January 1, 2006, and December 31, 2006. Management performed its goodwill impairment testing for each year and determined that the fair value exceeded the carrying amount of the reporting units and that no impairment of goodwill exists.

(j) Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairments or Disposal of Long-Lived Assets”, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The revenues and expenses, as well as gains, losses, and impairments, from those assets are reported in the discontinued operations section of the consolidated statement of operations for all periods presented.

(k) Deferred Rent Recognition

The Company expenses lease rentals that have escalating rents on a straight line basis over the life of each lease pursuant to Statement of Financial Accounting Standards No. 13 “Accounting for Leases”. Most of these lease agreements require minimum annual rent payments plus contingent rent payments based on a percentage of restaurant sales, which exceed the minimum base rent. Contingent rent payments, to the extent they exceed minimum payments, are accrued over the periods in which the liability is incurred. Incentive allowances provided by landlords under leasing arrangements are deferred as a liability and amortized to income as an adjustment to rent expense over the life of the lease.

(l) Income Taxes

Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. The Company provides for income taxes based on its estimate of federal and state liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items.

The Company’s estimates are based on the information available to it at the time that it prepares the income tax provision. The Company generally files its annual income tax returns several months after its fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

could be subject to material adjustments or differing interpretations of the tax laws. On May 19, 2006, the State of Texas passed a new law which revises the existing franchise tax by substantially changing the tax calculation and expanding the taxpayer base. This new law will take effect on January 1, 2008. If the new law had been in effect for fiscal 2006, the Company has determined that there would have been only a negligible effect on its state tax liability.

(m) Revenue Recognition

The Company records revenue from the sale of food, soft beverages and alcoholic beverages as products are sold. Franchise fee revenue from an individual franchise sale is recognized when all services relating to the sale have been performed and the restaurant has commenced operation. Initial franchise fees relating to area franchise sales are recognized ratably in proportion to services that are required to be performed pursuant to the area franchise or development agreements and proportionately as the restaurants within the area are opened. The Company’s current standard franchise agreement also provides for a royalty payment which is a percentage of gross sales. Royalty income is recognized as incurred.

Revenues from gift card sales are recognized upon redemption. Prior to redemption, the outstanding balances of all gift cards are included in accounts payable in the accompanying consolidated balance sheets.

(n) Stock Options

Effective January 2, 2006, the Company adopted SFAS No. 123 (Revised) “Share-Based Payments” (SFAS No.123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123(R), the Company accounted for the equity-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (the intrinsic value method), and accordingly, did not recognize any compensation expense for stock option grants.

Under the modified prospective approach, SFAS No. 123(R) applies to new awards and to unvested awards that were outstanding on January 2, 2006, and those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the fiscal year ended December 31, 2006 includes compensation cost for all unvested stock-based payments granted prior to adoption that vested during 2006, and compensation cost for all share-based payments granted subsequent to adoption, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). On May 23, 2006, the Company’s Board of Directors approved a restricted stock grant of 3,000 shares to each of the outside directors with ten years of service, with such grants vesting over a four year period. Two of the directors qualify for this restricted stock grant. There were no stock option awards granted in fiscal year 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses the assumptions noted in the following table. Expected volatility is based on historical volatilities from stock traded. The Company uses historical data to estimate option exercises and employee terminations used in the model. In addition, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. Management has estimated a forfeiture rate of 4% for these calculations. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2005

Risk-free interest rate	4.05%
Expected life, in years	8.1
Expected volatility	28.3%
Dividend yield	0%

As a result of adopting SFAS No. 123(R) on January 2, 2006, income before income taxes, net income and diluted earnings per share for the year ended December 31, 2006, were lower by $63,508, $40,029, and $0.01 per share, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options were sold over the exercise prices of the options. There were 30,200, 121,472 and 104,375 stock options exercised (excluding the options purchased from the Company’s former President and CEO pursuant to the Separation Agreement. (See Note 5 (d)) in 2004, 2005 and 2006, respectively. The Company received cash in the amount of $111,591, $430,544 and $704,663, respectively, from the exercise of these options.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under the Company’s stock option plans for 2004 and 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing model and amortized to expense over the options’ vesting periods.

	2004	2005
Net income (loss) - as reported	$1,760,974	$2,316,997
Less: Stock based compensation expense, determined under fair value based method for all awards, net of taxes	(29,380)	(85,467)
Proforma net income (loss) - pro forma for SFAS No. 123	1,731,594	2,231,530
Net income per share basic - as reported	$0.52	$0.68
Net income per share diluted - as reported	$0.48	$0.63
Pro forma net income per share basic	$0.51	$0.65
Pro forma net income per share diluted	$0.48	$0.60

In conjunction with the Company’s 1996 initial public offering, the Company entered into warrant agreements with Louis P. Neeb, the Company’s President, and Tex-Mex Partners, a limited liability company in which a former member of the Board of Directors is a principal. The warrants to purchase 359,770 shares of common stock (179,885 each to Louis P. Neeb and Tex-Mex Partners), which had a $10.90 exercise price, were all exchanged on April 24, 2006 under agreements with the warrant holders that provided for the delivery of 11,638 shares of the Company’s common stock to each of Mr. Neeb and Tex-Mex Partners. The exchange rate was determined by the difference between a fifteen day simple trading average for the Common Stock from March 27, 2006 through April 15, 2006 (which average the parties agreed was $12.52) and the exercise price, resulting in a spread of $1.62, then divided by two.

(o) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(p) Insurance proceeds

On September 24, 2005, Hurricane Rita hit the Gulf Coast area, affecting a number of the Company’s restaurants in that region. The Company subsequently hired an insurance consulting firm to assist management with the filing of its insurance claim. The final insurance claim was settled with the insurance company for losses and damages totaling $2.1 million after deductible.

The consolidated statements of operations for the years ended January 1, 2006 and December 31, 2006, includes a separate line item for gains of $471,622 and $366,808, respectively, resulting from assets damaged by Hurricane Rita and other expenses offset by insurance proceeds for the replacement of assets. The Company’s insurers paid $300,000 in the fourth quarter of 2005, $785,028 in the first quarter of 2006 and $426,822 in the fourth quarter of 2006 related to the property damage claim. Additionally, the Company has received $593,784 for business interruption proceeds.

There were no insurance claims recorded in 2004.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(q) Fair Value of Financial Instruments

The carrying amount of receivables, accounts payable, and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is determined using current applicable rates for similar instruments and approximates the carrying value of such debt.

(r) Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet completed its evaluation of the impact of the adoption of SFAS No. 157, but presently it anticipates that its adoption will not have a material impact on its consolidated financial statements.

       In June 2006, the Financial Accounting Standards Board released FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return when it is more likely than not that the position would be sustained upon examination by the tax authorities. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the impact of the recognition and measurement requirements of FIN 48 on its existing tax positions, but presently it anticipates that its adoption will not have a material impact on its consolidated financial statements. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position.

(s) Reclassifications

Certain reclassifications have been made at January 2, 2005 and January 1, 2006 to conform with classifications at December 31, 2006. These reclassifications have no effect on the Company’s consolidated net income or financial position as previously reported.

(t) Consolidated Statements of Cash Flows

The Company has revised the Consolidated Statements of Cash Flows for 2004 and 2005 consistent with 2006 to reconcile net cash provided by operating activities from net income, instead of net income from continuing operations.

(u) Advertising Expense

Each year, the Company prepares a budget for advertising expenses to promote each of the Company’s restaurant brands. Prepaid advertising is deferred and amortized to expense based on estimates of usage. For fiscal years 2004, 2005 and 2006, the Company recorded advertising expense in continuing operations of $2,073,119, $2,247,505 and $2,363,303 which represents 2.8%, 2.9% and 2.9% of restaurant sales from continuing operations, respectively.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 (2) Property, Plant and Equipment

Property, plant and equipment at January 1, 2006 and December 31, 2006 are as follows:

	2005	2006

Land	$60,750	$60,750
Vehicles	16,874	16,874
Equipment and Smallwares	19,415,556	20,458,161
Leasehold Improvements	11,988,063	14,141,859
	31,481,243	34,677,644

Less: Accumulated Depreciation	(15,315,864)	(17,171,172)
	16,165,379	17,506,472
Construction in Progress	29,962	4,971
Net	$16,195,341	$17,511,443

(3) Long-term Debt

Long-term debt consists of the following at January 1, 2006 and December 31, 2006:

	2005	2006

Term Note	$2,500,000	$--
Revolving Line of Credit	--	3,300,000
Other long-term debt	3,000,000	500,000
Total long-term debt	5,500,000	3,800,000
Less current installments	(1,000,000)	--
Long-term debt, excluding current installments	$4,500,000	$3,800,000

       During fiscal year 2006, the Company borrowed $800,000 on its Bank of America line of credit. As of December 31, 2006, the Company’s outstanding debt to Bank of America was $3.3 million and its outstanding debt on one seller note issued to its former franchisee in January 2004 was $500,000, for a total indebtedness of $3.8 million.

On January 7, 2004, Bank of America amended its $10.0 million credit facility to accommodate the acquisition of the Beaumont-based franchise restaurants. Part of the financing for the acquisition included $3.0 million in notes issued by Mexican Restaurants to the sellers. The seller notes pay interest for five years, with $1.5 million in principal due on January 7, 2009 and $1.5 million in principal amortizing over an additional five years. The Company prepaid $2.5 million of the seller notes on March 31, 2006.

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

On March 29, 2007 the Company amended its credit facility with Bank of America changing its credit facility from a $10.0 million credit facility consisting of a $5.0 million term note (remaining balance $1.5 million) and a $5.0 million

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revolving line of credit to a $7.5 million revolving line of credit, rolling the term note balance into the newly increased revolving line of credit. The revolving line of credit matures on December 31, 2011. The amendment allowed for additional capital expenditures, revised certain covenant ratios and increased the amount of allowable stock or vested option repurchases. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.75% on the unused portion of the revolver from the date of the credit agreement. The Company has pledged the stock of its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as collateral for its credit facility with Bank of America. As of December 31, 2006, the Company was in compliance with all debt covenants, as amended, and expects to be in full compliance with all debt covenants during fiscal year 2007. The amendment was signed March 29, 2007 and was made effective December 31, 2006. The current portion of long-term debt, in the table above, at December 31, 2006 reflects the payment terms as amended.

Maturities on long-term debt are as follows:

Year Ending

2007	$--
2008	--
2009	500,000
2010	--
2011	3,300,000
Thereafter	--
$3,800,000
(4) Income Taxes

The provision (benefit) for income taxes from continuing operations is summarized as follows for fiscal years 2004, 2005 and 2006:

	2004	2005	2006
Current:
Federal	$488,022	$641,329	$723,495
State and local	103,988	135,727	152,716
Deferred (benefit)	677,164	697,550	(27,109)
	$1,269,174	$1,474,606	$849,102

The benefit for income taxes from discontinued operations is summarized as follows for fiscal years 2004, 2005 and 2006:

	2004	2005	2006
Current:
Federal	$386,561	$65,660	$338,350
State and local	87,632	16,762	77,155
Deferred	24,078	334,737	35,136
	$498,271	$417,159	$450,641

The actual income tax expense differs from expected income tax expense calculated by applying the U.S. federal corporate tax rate to income before income tax expense from continuing operations as follows:

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004	2005	2006

Expected tax expense Federal	$1,304,961	$1,520,147	$932,883
State tax expense, net	114,733	130,655	82,587
Non-deductible amortization	3,391	3,391	--
Tax credits	(159,005)	(151,767)	(178,931)
Other	5,094	(27,820)	12,563
	$1,269,174	$1,474,606	$849,102

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at January 1,2006 and December 31, 2006 are as follows:

	2005	2006
Deferred tax assets:
Sale-leaseback	$577,128	$500,177
Tax credit carryforwards	472,385	495,665
Asset impairments	561,794	987,649
Accrued expenses	110,351	239,288
	$1,721,658	$2,222,779
Deferred tax liabilities:
Other	$(8,160)	$(99,808)
Depreciation differences	(1,457,224)	(1,804,452)
	$(1,465,384)	$(1,904,260)

Net deferred taxes	$256,274	$318,519

At December 31, 2006, the Company determined that it was more likely than not that the deferred tax assets would be realized based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible. At December 31, 2006, the Company has tax credit carryforwards of $495,665 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

(5) Common Stock, Options and Warrants

(a)	2005 Long Term Incentive Plan

The Board of Directors and shareholders of the Company have approved the Mexican Restaurants, Inc. 2005 Long Term Incentive Plan (the "2005 Plan"). The 2005 Plan authorizes the granting of up to 350,000 shares of Common Stock in the form of incentive stock options and non-qualified stock options to key executives and other key employees of the Company, including officers of the Company and its subsidiaries. The purpose of the 2005 Plan is to benefit and advance the interests of the Company by attracting and retaining qualified directors and key executive and managerial employees; motivating employees, by making appropriate awards, to achieve long-range goals; providing incentive compensation that is competitive with other corporations; and further aligning the interests of directors, employees and other participants with those of other shareholders. It is anticipated that the 350,000 shares proposed to be authorized under the 2005 Plan, together with the shares remaining under the 1996 Long Term Incentive Plan, will enable the Company to provide sufficient grants of awards for the foreseeable future. Also, the inclusion of authority to grant various forms of equity compensation in addition to stock options, including restricted stock, will allow the Company to tailor future awards to the Company’s specific needs and circumstances at that time.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of the third quarter of fiscal year 2002, compensation for each outside director was changed from quarterly options to cash payments of $2,500 per quarter and $1,250 per board meeting attended. The chairman of the audit committee receives compensation of $6,250 per quarter.

During fiscal year 2006, the Company’s employees exercised 104,375 stock options in the open market. The Company received $704,663 in exchange for 104,375 shares of common stock that was previously held as Treasury stock. During fiscal year 2005, the Company’s employees exercised 121,472 stock options in the open market. The Company received $430,544 in exchange for 121,472 shares of common stock that was previously held as Treasury stock. During fiscal year 2004, one director exercised 30,200 of his options in the open market. The Company received $111,591 in exchange for 30,200 shares of common stock that was previously held as Treasury stock.

In December 2006, in connection with the Separation Agreement with the Company’s President and CEO, an aggregate cash payment of $596,764 was made with respect to his vested stock options.

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

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)	Warrants

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

(f) Stock Transactions

During 1999 and 2000 the Company authorized the granting of 64,000 shares of restricted stock to key executives. The awards were valued at an average of $3.50 per share and will vest in 20% increments over a five year period from the date of the grant. Compensation expense of $41,304 and $6,303 was recognized in fiscal years 2004 and 2005 respectively.

On May 9, 2005, the Company announced its plan to implement a limited stock repurchase program in a manner permitted under its bank financing agreement. Under this program, the Company could spend up to $1.0 million over the next 12 months (not to exceed $500,000 in any one quarter) to repurchase outstanding shares of its common stock. On September 7, 2005, the Company’s Board of Directors approved an increase of $1.0 million to its stock repurchase program announced on May 9, 2005. During fiscal year 2006, the Company repurchased 25,290 shares of common stock for $261,730. During fiscal year 2005, the Company repurchased 181,300 shares of common stock for $1,738,267. During fiscal year 2004, the Company did not repurchase any of its common shares. The Company has purchased the aggregate amount of shares permitted under the program.

(g) Option and Warrant Summary		Weighted Average
	Shares	Exercise Price
Balance at January 2, 2005:
Granted	--	$--
Exercised	30,200	3.70
Canceled	22,500	7.36
	976,270	$6.96

Balance at January 1, 2006:
Granted	260,000	$12.00
Exercised	121,472	3.54
Canceled	10,750	5.68
	1,104,048	$8.54

Balance at December 31, 2006:
Granted	--	$--
Exercised -- warrants	359,770	10.90
Exercised -- options	217,278	5.98
Canceled	110,000	7.22
	417,000	$8.19

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 417,000 options outstanding at December 31, 2006 had exercise prices ranging between $2.50 to $12.00, of which 247,000 of the options had exercise prices ranging from $8.63 to $12.00. As of December 31, 2006, 403,281 options were exercisable at an average price of $8.35.

The Company did not grant any options or warrants in 2004 and 2006 and the options granted in 2005 were fully vested.

(h) Income Per Share

Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Prior to the adoption of Statement of Financial Accounting Standard No. 123-R, diluted income per share recognized the dilution from all contingently issuable shares, including options and warrants. For fiscal years 2004 and 2005, the effect of dilutive stock options increased the weighted average shares outstanding by 246,360 and 285,070 shares respectively. For fiscal year 2004 and 2005, such stock options and warrants did affect the determination of diluted income by $0.04 and $0.05 per share respectively. 454,570 and 405,870 options and warrants were considered antidilutive for fiscal years 2004 and 2005 respectively. The options and warrants that are considered antidilutive have a grant price that exceeded the market price as of the end of each fiscal year.

Since the adoption of SFAS No. 123-R in fiscal year 2006, diluted income per share is calculated using the treasury stock method, which considers unrecognized compensation expense as well as the potential windfall tax benefits that reflect the current market price and total compensation expense to be recognized under SFAS No. 123-R. If the sum of the assumed proceeds, including the unrecognized compensation costs calculated under the treasury stock method, exceeds the average stock price, those options would be considered antidilutive and therefore excluded from the calculation of diluted income per share. For fiscal year 2006, the incremental shares added in the calculation of diluted income per share were 119,380, which affected the determination of diluted income by approximately $0.01 per share.

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

On June 25, 1998, the Company completed a sale-leaseback transaction involving the sale and leaseback of land, building and improvements of 13 company-owned restaurants. The properties were sold for $11.5 million and resulted in a gain of approximately $3.5 million that was deferred and is amortized over the terms of the leases, which are 15 years each. The deferred gain at January 1, 2006 and December 31, 2006 was $1,561,070 and $1,352,927, respectively. The leases are classified as operating leases in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 “Accounting for Leases”. Subsequent to the original transaction, two leases were sold. The remaining 11 leases have a total future minimum lease obligation of approximately $7,475,681 and are included in the future minimum lease payment schedule below.

Future minimum lease payments (which includes the two closed restaurants scheduled below) under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2006 are approximately:

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ending

2007	$5,556,932
2008	5,341,282
2009	5,196,264
2010	4,737,267
2011	4,391,390
Thereafter	24,489,600
$49,712,735

On May 4, 2006, the Company was released from its lease obligations at one of the three Idaho restaurants when the third party operator purchased the building from the landlord.

The two remaining Idaho restaurants (which are included in the table above) have been subleased to third party restaurant operators. One of the subtenants has two five year options to extend its lease. The other subtenant extended its lease during 2006 for 77 months which corresponds with the base lease terms. Future minimum lease receipts under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2006 are approximately:

Year Ending

2007	$210,150
2008	199,950
2009	113,040
2010	115,296
2011	117,564
Thereafter	181,050
$937,050

Total rent expense for restaurant operating space and equipment amounted to $5,964,086, $6,103,154 and $6,164,216 for the fiscal years 2004, 2005 and 2006, respectively.

(7)	Acquisition

On January 7, 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Bank of America (formerly Fleet National Bank), CNL Franchise Network, LP (“CNL”) and the sellers of the Beaumont-based franchise restaurants. Bank of America (formerly Fleet National Bank) provided $3.1 million of the acquisition financing by amending its existing credit facility with Mexican Restaurants, Inc. Six of the acquired restaurants were concurrently sold to CNL for $8.325 million in a sale-leaseback transaction. The sellers accepted $3.0 million in notes from Mexican Restaurants, Inc. for the balance of the purchase price. The Company prepaid $2.5 million in fixed rate notes on March 31, 2006 by borrowing from our Bank of America credit facility. The remaining seller note requires the payment of interest only for five years, with $500,000 principal due on January 7, 2009.

The acquisition was accounted for under SFAS No. 141 and results of operations are included in the accompanying financial statements from the date of acquisition. The assets acquired and liabilities assumed of the acquisition were recorded at estimated fair values using comparables, appraisals, and records.

A summary of the assets acquired and liabilities assumed in the acquisition follow:

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 17, 2006, the Company completed its purchase of two Houston-area Mission Burritos restaurants and related assets for a total consideration of approximately $725,000, excluding acquisition costs. The acquisition was accounted for under Statement of Financial Accounting Standard No. 141 Business Combinations and results of operations are included in the accompanying financial statements from the date of acquisition. The assets acquired and liabilities assumed of the acquisition were recorded at estimated fair values using comparables, appraisals, and other supporting documentation.

A summary of the assets acquired and liabilities assumed in the acquisition follow:

Estimated fair value of assets acquired:

Current assets	$19,355
Property and equipment	233,500
Goodwill	501,141
Total assets	$753,996
Less: Liabilities assumed	(906)
Cash acquired	(10,600)

Net assets acquired	$742,490

(8)	401(k) Plan

Beginning in fiscal year 1998, the Company established a defined contribution 401(k) plan that covers substantially all full-time employees meeting certain age and service requirements. Participating employees may elect to defer a percentage of their qualifying compensation as voluntary employee contributions. The Company may contribute additional amounts at the discretion of management. The Company did not make any contributions to the plan in fiscal years 2004, 2005 and 2006.

(9)	Related Party Transactions

       The Company leased its executive offices from a company owned by two shareholders of Mexican Restaurants, Inc. Net lease expense related to these facilities in fiscal 2004 was $10,416. The building was sold to a non-related party on February 20, 2004.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	Contingencies

The Company has litigation, claims and assessments that arise in the normal course of business. Management believes that the Company’s financial position or results of operations will not be materially affected by such matters.

On August 15, 2005, the Company issued performance units under the 2005 Plan. As of December 31, 2006, there were 260,000 performance units outstanding. The performance units, of which 240,000 expire August 2010 and 20,000 expire February 2011, vest upon a Business Combination (as defined in the 2005 Plan) and are payable in cash in an amount equal to the product of the number of units vested and the average of the high and low prices of the Common Stock as of the last business day preceeding the Business Combination, which average price must be in excess of $20.00 per share.

(11)	Selected Quarterly Financial Data (Unaudited)

The unaudited quarterly results for the fiscal year ended January 1, 2006 and December 31, 2006 were as follows (in thousands, except per share data):

	(Restated)
	Fiscal Year 2005 Quarter Ended
	January 01	October 2	July 3	April 3

Revenues	$20,193	$19,030	$19,638	$19,269
Income from continuing operations	1,680	89	531	696
Loss from discontinued operations	(571)	(58)	(29)	(21)
Net income	$1,108	$31	$502	$675
Basic income per share
Income from continuing operations	$0.50	$0.03	$0.16	$0.21
Loss from discontinued operations	(0.17)	(0.02)	(0.01)	(0.01)
Net income	$0.33	$0.01	$0.15	$0.20
Diluted income per share
Income from continuing operations	$0.46	$0.03	$0.15	$0.19
Loss from discontinued operations	(0.16)	(0.02)	(0.01)	(0.01)
Net income	$0.30	$0.01	$0.14	$0.18

	(Restated)
	Fiscal Year 2006 Quarter Ended
	December 31	October 1	July 2	April 2

Revenues	$19,951	$20,379	$20,999	$20,935
Income (loss) from continuing operations	(382)	444	1,042	790
Loss from discontinued operations	(628)	(69)	(35)	(24)
Net income (loss)	$(1,009)	$375	$1,006	$766
Basic income per share
Income (loss) from continuing operations	$(0.12)	$0.13	$0.31	$0.24
Loss from discontinued operations	(0.18)	(0.02)	(0.01)	(0.01)
Net income (loss)	$(0.30)	$0.11	$0.30	$0.23
Diluted income per share
Income (loss) from continuing operations	$(0.12)	$0.12	$0.28	$0.22
Loss from discontinued operations	(0.18)	(0.02)	(0.01)	(0.01)
Net income (loss)	$(0.30)	$0.10	$0.27	$0.21