Form 10-Q
period 2007-04-01
MEXICAN RESTAURANTS INC
filed 2007-05-15
CIK 1009244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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
Yes ☐  No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2007: 3,460,322 shares of common stock, par value $.01.

Table of Contents

Part I - Financial Information

Part II - Other Information

Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 5.	Other Information	13
Item 6.	Exhibits	13

Signatures		14

Exhibit 10.1
Amendment No. 3 to Amended and Restated Revolving Credit and Term Loan Agreement dated March 29, 2007 between Mexican Restaurants, Inc. as the Borrower, and Bank of America, successor to Fleet National Bank, as the Bank, for $10,000,000 dated June 29, 2001 and as amended on January 7, 2004 and April 1, 2005 and March 29, 2007

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

Mexican Restaurants, Inc. and Subsidiaries Consolidated Balance Sheets

	(Unaudited)
ASSETS	4/1/2007	12/31/2006

Current assets:
Cash	$494,627	$653,310
Royalties receivable	98,520	90,627
Other receivables	857,702	856,704
Inventory	708,711	710,633
Income taxes receivable	355,758	408,787
Prepaid expenses and other current assets	764,375	851,580
Total current assets	3,279,693	3,571,641

Property, plant and equipment	35,587,905	34,682,615
Less accumulated depreciation	(17,737,120)	(17,171,172)
Net property, plant and equipment	17,850,785	17,511,443

Goodwill	11,403,805	11,403,805
Deferred tax assets	407,421	318,519
Other assets	473,829	470,284
Total Assets	$33,415,533	$33,275,692

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,732,287	$2,087,506
Accrued sales and liquor taxes	132,037	142,787
Accrued payroll and taxes	1,261,171	1,440,040
Accrued expenses and other	1,394,638	1,828,916
Total current liabilities	4,520,133	5,499,249

Long-term debt, net of current portion	5,000,000	3,800,000
Other liabilities	2,064,755	2,050,272
Deferred gain	1,300,892	1,352,927
Total liabilities	12,885,780	12,702,448

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares
authorized, 4,732,705 shares issued	47,327	47,327
Additional paid-in capital	19,067,920	19,041,867
Retained earnings	12,689,578	12,759,122
Treasury stock of 1,272,383 common shares,
at cost	(11,275,072)	(11,275,072)
Total stockholders' equity	20,529,753	20,573,244

Total Liabilities and Stockholders' Equity	$33,415,533	$33,275,692

See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	13-Week	13-Week
	Period Ended	Period Ended
	4/1/2007	4/2/2006
Revenues:
Restaurant sales	$20,327,818	$20,617,034
Franchise fees, royalties and other	162,244	168,699
	20,490,062	20,785,733
Costs and expenses:
Cost of sales	5,746,999	5,657,685
Labor	6,848,819	6,540,127
Restaurant operating expenses	5,098,166	4,653,018
General and administrative	1,908,880	1,862,091
Depreciation and amortization	821,773	722,383
Pre-opening costs	--	49,737
Hurricane Rita loss	--	19,463
Loss on sale of assets	7,315	5,959
	20,431,952	19,510,463

Operating income	58,110	1,275,270

Other income (expense):
Interest income	1,963	630
Interest expense	(99,632)	(110,199)
Other, net	11,203	23,798
	(86,466)	(85,771)

Income (loss) from continuing operations before income taxes	(28,356)	1,189,499
Income tax expense (benefit)	(7,098)	396,135
Income (loss) from continuing operations	(21,258)	793,364

Discontinued Operations:
Loss from discontinued operations	(21,453)	(43,787)
Restaurant closure costs	(59,020)	--
Gain on sale of assets	3,412	--
Loss from discontinued operations before income taxes	(77,061)	(43,787)
Income tax benefit	28,775	16,369
Loss from discontinued operations	(48,286)	(27,418)

Net Income (loss)	$(69,544)	$765,946

Basic income (loss) per share
Income (loss) from continuing operations	$(0.01)	$0.24
Loss from discontinued operations	(0.01)	(0.01)
Net income (loss)	$(0.02)	$0.23

Diluted income (loss) per share
Income (loss) from continuing operations	$(0.01)	$0.22
Loss from discontinued operations	(0.01)	(0.01)
Net income (loss)	$(0.02)	$0.21

Weighted average number of shares (basic)	3,460,322	3,356,977
Weighted average number of shares (diluted)	3,460,322	3,634,802

See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended	13 Weeks Ended
	4/1/2007	4/2/2006

Cash flows from operating activities:
Net income (loss)	$(69,544)	$765,946
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	821,773	722,383
Deferred gain amortization	(52,035)	(52,036)
Loss from discontinued operations	48,286	27,418
Loss on sale of assets	7,315	5,959
Stock based compensation expense	26,053	13,066
Deferred income taxes (benefit)	(5,191)	108,733
Changes in assets and liabilities:
Royalties receivable	(7,893)	39,787
Other receivables	(9,330)	(56,601)
Inventory	(9,102)	42,272
Income taxes receivable/payable	53,029	66,577
Prepaid and other current assets	77,827	(124,093)
Other assets	(7,780)	9,546
Accounts payable	(352,197)	(193,208)
Accrued expenses and other liabilities	(584,102)	(666,232)
Deferred rent and other long-term liabilities	48,341	36,522
Total adjustments	54,994	(19,907)
Net cash provided by (used in) continuing operations	(14,550)	746,039
Net cash used in discontinued operations	(182,816)	(83,649)
Net cash provided by (used in) operating activities	(197,366)	662,390

Cash flows from investing activities:
Insurance proceeds received from Hurricane Rita loss	--	785,028
Purchase of property, plant and equipment	(1,166,537)	(1,007,468)
Proceeds from sale of property, plant and equipment	1,200	--
Net cash used in continuing operations	(1,165,337)	(222,440)
Net cash provided by (used in) discontinued operations	4,020	(11,995)
Net cash used in investing activities	(1,161,317)	(234,435)

Cash flows from financing activities:
Net borrowings under line of credit agreement	1,200,000	2,000,000
Payments on long-term debt	--	(2,500,000)
Net cash provided by (used in) financing activities	1,200,000	(500,000)

Net decrease in cash	(158,683)	(72,045)

Cash at beginning of period	653,310	788,109

Cash at end of period	$494,627	$716,064

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$84,224	$122,098
Income taxes	$--	$225,335

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

In the opinion of Mexican Restaurants, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of April 1, 2007, and the consolidated statements of operations and cash flows for the 13-week periods ended April 1, 2007 and April 2, 2006. The consolidated statements of operations for the 13-week period ended April 1, 2007 is not necessarily indicative of the results to be expected for the full year. During the interim periods, the Company follows the accounting policies set forth in its consolidated financial statements in its Annual Report and Form 10-K filed with the Securities and Exchange Commission on April 2, 2007. Reference should be made to such financial statements for information on such accounting policies and further financial detail.

The consolidated statements of operations and cash flows for the 13-week period ended April 2, 2006 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations. Consequently, the consolidated statements of operations and cash flows for the 13-week period ended April 2, 2006 shown in the accompanying consolidated financial statements have been reclassified to conform to the April 1, 2007 presentation. These reclassifications have no effect on total assets, total liabilities, stockholders’ equity or net income.

    Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, furnished a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 157, which becomes effective for the fiscal years beginning after November 15, 2007.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and  Financial Liabilities - including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to  choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused  by measuring related assets and liabilities differently without having to apply complex hedge accounting  provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with  the Board’s long-term measurement objectives for accounting for financial instruments. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 159, which becomes effective for the fiscal years beginning after November 15, 2007.

             Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty  in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a  minimum recognition threshold for a tax position before being recognized in the financial statements. FIN 48  also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of FIN 48, the Company  evaluated all tax years still subject to potential audit under state and federal income tax law in reaching its accounting conclusions. As a result, the Company concluded it did not have any unrecognized tax benefits or  any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or as of  the quarter  ended April 1, 2007. The adoption of FIN 48 therefore had no impact on the Company’s consolidated  financial statements. See note 2 for further discussion.

2.   Income Taxes

    The provisions of FIN No. 48 have been applied to all of our material tax positions taken through the  date of adoption and during the interim quarterly period ended April 1, 2007. We have determined that all of  our material tax positions taken in our income tax returns met the more likely-than-not recognition threshold  prescribed by FIN No. 48. In addition, we have also determined that, based on our judgment, none of  these tax positions meet the definition of “uncertain tax positions” that are subject to the non-recognition  criteria set forth in the new pronouncement. In future reporting periods, if any interest or penalties are imposed  in connection with an income tax liability, we expect to include both of these items in our income tax  provision. We also do not believe that it is reasonably possible that the amount of our unrecognized tax  benefits will change significantly within the next twelve months. The Company is no longer subject to U.S.  federal or state income tax examinations by tax authorities for years before 2003. During fiscal year 2006, the  Internal Revenue Service (IRS) examined the Company’s 2004 U.S. income tax return, resulting in the IRS  sending a final determination notice of “No Change”, dated June 29, 2006. As a result, the Company  concluded it did not have any unrecognized tax benefits or any additional tax liabilities after applying  FIN 48 as of the January 1, 2007 adoption date or as of the quarter ended April 1, 2007. The adoption of  FIN 48 therefore had no impact on the Company’s consolidated financial statements.

            In May 2006, the State of Texas enacted a new business tax that is imposed on gross revenues to replace the State’s current franchise tax regime. The new legislation’s effective date is January 1, 2008, which means that our first Texas margins tax (“TMT”) return will not become due until May 15, 2008 and will be based on our 2007 operations. Although the TMT is imposed on an entity’s gross revenues rather than on its net income, certain aspects of the tax make it similar to an income tax. In accordance with the guidance provided in SFAS No. 109, we have properly determined the impact of the newly-enacted legislation in the determination of our reported state current and deferred income tax liability.

3. Stock-Based Compensation

At April 1, 2007, the Company had several equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors. The current plans are the 2005 Long Term Incentive Plan, the 1996 Long Term Incentive Plan, the Stock Option Plan for Non-Employee Directors and the 1996 Manager’s Stock Option Plan. These plans are described in more detail in Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Under the modified prospective approach, SFAS No. 123(R) applies to new awards and to unvested awards that were outstanding on January 2, 2006, and those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the financial statements includes compensation cost for all unvested stock-based payments granted prior to adoption and compensation cost for all stock-based compensation awards granted subsequent to adoption, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

On May 23, 2006, the Company’s Board of Directors approved a restricted stock grant of 3,000 shares to each of the outside directors with ten years of service, with such grants vesting over a four year period. Two of the directors qualified for this restricted stock grant. Effective December 15, 2006, the Company awarded a restricted stock grant of 25,000 shares to four employees, with such grants vesting over a five year period. The Company did not grant any stock-based compensation awards during the quarter ended April 1, 2007.

As a result of adopting SFAS No. 123(R) on January 2, 2006, income before income taxes, net income and diluted earnings per share for the 13 weeks ended April 2, 2006, were lower by $13,066, $8,235 and $0.00 per share, respectively than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

4.  Income per Share

Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Prior to the adoption of SFAS No. 123(R), diluted income per share recognized the dilution from all contingently issuable shares, including options and warrants.

Since the adoption of SFAS No. 123(R) in fiscal year 2006, diluted income per share is calculated using the treasury stock method, which considers unrecognized compensation expense as well as the potential excess tax benefits that reflect the current market price and total compensation expense to be recognized under SFAS No. 123(R). If the sum of the assumed proceeds, including the unrecognized compensation costs calculated under the treasury stock method, exceeds the average stock price, those options would be considered antidilutive and therefore excluded from the calculation of diluted income per share. For the quarter ended April 1, 2007, all incremental shares were antidilutive. For the quarter ended April 2, 2006, the incremental shares added in the calculation of diluted income per share were 277,825, which affected the determination of diluted income by approximately $0.01 per share.

5.  Hurricane Rita

During the second quarter of 2006, the Company reached a resolution with its insurance carrier for the Hurricane Rita insurance claim. As of April 2, 2006 the Company had a receivable due from its insurance carrier of $563,758 and had received proceeds of $785,028. All insurance proceeds related to this claim were collected prior to the end of fiscal year 2006.

6. Long-term Debt

      On March 31, 2006, the Company prepaid $2.5 million of the Beaumont-based franchise restaurant  seller notes by drawing $2.0 million on its Bank of America revolving line of credit, with the balance paid from cash reserves.

      On March 29, 2007, the Company amended its credit facility with Bank of America changing its  credit facility from a $10.0 million credit facility consisting of a $5.0 million term note (remaining balance $1.5 million) and a $5.0 million revolving line of credit to a $7.5 million revolving line of credit, rolling the term  note balance into the newly increased revolving line of credit. The revolving line of credit matures on  December 31, 2011.  The amendment allows for additional capital expenditures, revised certain covenant  ratios and increased the amount of allowable stock or vested option repurchases. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. The Company is subject to a non-use fee of 0.75% on the  unused portion of the revolver from the date of the credit agreement. The Company has pledged the stock of  its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as  collateral for its credit facility with Bank of America. The amendment was signed March 29, 2007 and was  made effective December 31, 2006. The Company is in full compliance with all debt covenants, as amended,  as of April 1, 2007.

7. Restaurant Closure Costs

      In the first quarter of 2007, the Company recorded closure costs of $59,020, all of which is included in discontinued operations. These closure costs related to one under-performing restaurant closed in February, 2007 after its lease expired, and to another restaurant, closed in 2005, that the Company subleased in early May 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region;

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

General

 The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Tex-Mex Café, Monterey’s Little Mexico, Tortuga Coastal Cantina, Crazy Jose’s, La Señorita and Mission Burritos. At April 1, 2007 the Company operated 59 restaurants, franchised 18 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

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

  The consolidated statements of operations and cash flows for the 13-week period ended April 2, 2006 have been adjusted to remove the operations of restaurants closed prior to April 1, 2007, which have been reclassified as discontinued operations. Consequently, the consolidated statements of operations and cash flows for the 13-week period ended April 2, 2006 shown in the accompanying consolidated financial statements have been reclassified to conform to the April 1, 2007 presentation. These reclassifications have no effect on total assets, total liabilities, stockholders’ equity or net income.

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

     In January 2004, the Company completed its purchase of 13 restaurants and related assets from its Beaumont-based franchisee and affiliates for a total consideration of approximately $13.75 million. The financing for the acquisition was provided by Fleet National Bank, CNL and the sellers. The restaurants acquired include eight Casa Olé restaurants located in Southeast Texas, two Casa Olé restaurants located in Southwest Louisiana, and three Crazy Jose’s restaurants located in Southeast Texas.

In October 2004, the Company completed its purchase of one franchise restaurant in Brenham, Texas for approximately $215,000. The restaurant was closed, remodeled and re-opened on November 22, 2004.

    In August 2006, the Company purchased two Mission Burritos restaurants and related assets located in Houston, Texas for approximately $725,000.

Results of Operations

Revenues. The Company’s revenues for the first quarter of fiscal year 2007 decreased $0.3 million or 1.4% to $20.5 million compared with $20.8 million for the same quarter in fiscal year 2006. Restaurant sales for first quarter 2007 decreased $0.3 million or 1.4% to $20.3 million compared with $20.6 million for the first quarter of fiscal year 2006. The decrease in revenue reflects a $1.6 million decline in same-restaurant sales, partially offset by net new restaurant additions and Mission Burritos of $1.3 million. For the first quarter ended April 1, 2007, total system same-restaurant sales decreased approximately 6.3%, Company-owned same-restaurant sales decreased approximately 7.5% and franchised-owned same-restaurant sales decreased approximately 2.5%.

This compares to the 5.1% same-store sales growth achieved in first quarter 2006. The first quarter of 2006 was unusual, reflecting the temporary population shifts after Hurricanes Katrina and Rita for the thirteen restaurants located in East Texas and Western Louisiana, which combined, were up 16.9% in the first quarter of 2006, while all other restaurants achieved a same-store sales growth of approximately 1.0%. Moreover, the first quarter 2007 was negatively impacted by inclement weather and lower customer traffic fueled by weaker consumer confidence. In April 2007, the decline in same-store sales was reduced by more than half to 3.3%.

For the quarter ended April 1, 2007, franchise fees, royalties and other decreased $6,455 or 3.8% to $162,244 compared with $168,699 for the same quarter a year ago, which is comparable given the 2.5% decrease in franchise same-restaurant sales.

Costs and Expenses. Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased as a percent of restaurant sales 90 basis points to 28.3% compared with 27.4% in the first quarter of fiscal year 2006. The increase primarily reflects higher food prices, especially produce (tomatoes up approximately 47%, lettuce up approximately 29%), cheese (up approximately 27%), and dry goods (beans up approximately 34%, rice up approximately 12%, oil up approximately 25%).  Further, meat and poultry cost increased as a percentage of restaurant revenue 20 basis points due to promotions of all you can eat fajitas.   In April and May of 2007, the Company selectively raised menu prices in five of seven concepts between 1.1% to 1.9%.

Labor and other related expenses increased as a percentage of restaurant sales 200 basis points to 33.7% as compared with 31.7% in the first quarter of fiscal year 2006. The increase primarily reflects back of the house hourly labor that wasn’t scheduled in proportion to declining same-restaurant sales.

Restaurant operating expenses, which primarily include rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased as a percentage of restaurant sales 250 basis points to 25.1% as compared with 22.6% in the first quarter of fiscal year 2006. The increase reflects higher property insurance premiums, repair and maintenance, a one time rent related common area maintenance adjustment and security costs, which were $99,182, $66,968, $27,973 and $30,046 greater than the first quarter of fiscal year 2006, respectively. Also, as a percentage of restaurant sales, advertising, licensing/alcohol taxes and property taxes increased 30, 10 and 10 basis points, respectively, primarily due to declining same-restaurant sales.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations. As a percentage of total revenue, general and administrative expenses increased 30 basis points to 9.3% for the first quarter of fiscal year 2007 as compared with 9.0% for the first quarter of fiscal year 2006. In absolute dollars, general and administrative costs were $46,789 higher in the first quarter of fiscal year 2007 compared with the first quarter of fiscal year 2006. These increases primarily reflect planned compensation increases compared with comparable periods in 2006, as well as SFAS No. 123 (R) Share-Based Payments expensing of options and a $31,250 executive search fee.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization expense increased as a percentage of total sales 50 basis points to 4.0% as compared with 3.5% the same quarter in fiscal year 2006. Such expense for the first quarter of fiscal year 2007 was $99,390 higher than for the first quarter in fiscal year 2006. These increases for the 2007 first quarter reflect additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

The Company did not open any new restaurants during the first quarter of 2007. The Company opened one new restaurant at the end of the first quarter last year and incurred $49,737 in pre-opening costs in the first quarter of 2006.

Gain/Loss on Sale of Assets. During the first quarter of fiscal year 2007 and 2006, the Company recorded losses of $7,315 and $5,959, respectively. The losses were primarily related to the disposition of assets.

Other Income (Expense). Net expense increased $695 to $86,466 in the first quarter of fiscal year 2007 compared with a net expense of $85,771 in the first quarter of fiscal year 2006. Interest expense decreased $10,567 to $99,632 in the first quarter of fiscal year 2007 compared with interest expense of $110,199 in the first quarter of fiscal year 2006. The Company drew on its line of credit $1.2 million during the first quarter of fiscal year 2007. The decrease in interest expense reflects the lower weighted average debt outstanding, partially offset by higher interest rates.

Income Tax Expense. The Company’s effective tax rate from continuing operations for the first quarter of fiscal year 2007 was a 25.0% benefit as compared to a 33.3% expense for the first quarter of fiscal year 2006.  In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates.  The impact of significant discrete items is separately recognized in the quarter in which they occur.

Restaurant Closure Costs and Discontinued Operations. During the first quarter of 2007, the Company recorded restaurant closure costs of $59,020 primarily related to the closing of one under-performing restaurant in which the lease expired and another previously closed restaurant that the Company plans to sublease. During the first quarter of 2006, the Company did not incur any restaurant closure costs.

Liquidity and Capital Resources

The Company met capital requirements for the 13-week period of fiscal year 2007 primarily by drawing on its line of credit. In the 13-week period for fiscal year 2007, the Company had a deficit cash flow from operating activities of $197,366, compared with a positive cash flow from operating activities of $662,390 in the 13-week period of fiscal year 2006. The decrease in cash flow from operating activities primarily reflects the decrease in operating income. Financing activities provided $1.2 million in the first quarter of fiscal year 2007 compared to a use of cash of $500,000 related to long term debt payments in fiscal year 2006. As of April 1, 2007, the Company had a working capital deficit of $1.2 million, compared with a working capital deficit of approximately $1.9 million at December 31, 2006 and approximately $1.8 million at April 2, 2006. A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

    The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units. During the 13-week period ended April 1, 2007, total cash used for capital requirements was approximately $1.2 million, which included $386,168 spent for new PosiTouch point-of-sale register systems for fifteen restaurants (all company-owned restaurants now have PosiTouch) and $278,794 for restaurant remodels. The Company did not open any new restaurants during the first quarter of 2007, but did sign one new lease for a Casa Olé restaurant it plans to open either during the fourth quarter of 2007 or the first quarter of 2008. The Company is currently negotiating for two Mission Burritos restaurant sites it plans to open sometime during the second half of fiscal year 2007. The Company’s management anticipates that it will spend approximately $4.1 million for capital expenditures during the remainder of fiscal year 2007.

    Prior to fiscal year 2007, the Company incurred additional debt to carry out acquisitions, to develop new restaurants and to remodel existing restaurants, as well as to accommodate other working capital needs. During the first quarter of fiscal year 2007, the Company drew $1.2 million on its line of credit. As of April 1, 2007, the Company had $4.5 million drawn on its line of credit and a $0.5 million balance on a seller note related to a 2004 acquisition.

    On March 29, 2007, the Company amended its credit facility with Bank of America changing its credit facility from a $10.0 million credit facility consisting of a $5.0 million term note (remaining balance $1.5 million) and a $5.0 million revolving line of credit to a $7.5 million revolving line of credit, rolling the term note balance into the newly increased revolving line of credit. The revolving line of credit matures on December 31, 2011. The amendment allows for additional capital expenditures, revised certain covenant ratios and increased the amount of allowable stock or vested option repurchases. The interest rate is either the prime rate or LIBOR plus a stipulated percentage. Accordingly, the Company is impacted by changes in the prime rate and LIBOR. The Company is subject to a non-use fee of 0.75% on the unused portion of the revolver from the date of the credit agreement. The Company has pledged the stock of its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as collateral for its credit facility with Bank of America. As of April 1, 2007, the Company was in compliance with all debt covenants, as amended, and expects to be in full compliance with all debt covenants during fiscal year 2007. The amendment was signed March 29, 2007 and was effective December 31, 2006.

    On May 9, 2005, the Company announced its plan to implement a limited stock repurchase program in a manner permitted under its bank financing agreement. The Company entered into a repurchase plan designed to comply with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934 under which an agent appointed by the Company determined the time, amount, and price at which purchases of common stock were made, subject to certain parameters established in advance by the Company. Under this program, the Company purchased shares through the third quarter of fiscal year 2006, and presently has no further authority to repurchase outstanding shares of its common stock under this program. Shares previously acquired are being held for general corporate purposes, including the offset of the dilutive effect on shareholders from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The Company does not have or participate in transactions involving derivative, financial and commodity instruments. Of the $5 million of the Company’s long-term debt, $4.5 million bears interest at floating market rates. Based on the amount outstanding at April 1, 2007, a 1% change in interest rates would change interest expense by $11,250 per quarter.

Item 4. Controls and Procedures

    Disclosure Controls Evaluation and Related CEO and CFO Certifications. The Company, with the participation of its principal executive officer ("CEO") and principal financial officer ("CFO"), conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.

    Certifications of the Company's CEO and CFO, required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), are attached as exhibits to this quarterly report on Form 10-Q. This "Controls and Procedures" section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

    Limitations on the Effectiveness of Controls. The Company does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of those inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.The evaluation of the Company’s disclosure controls and procedures included a review of their objectives and design, the Company's implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this quarterly report on Form 10-Q. In the course of the evaluation, the Company sought to identify whether it had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken if needed. Many of the components of the Company’s disclosure controls and procedures are also evaluated by management. The overall goals of these various evaluation activities are to monitor the Company’s disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Conclusions regarding Disclosure Controls. Based on the required evaluation of the Company's disclosure controls and procedures, our CEO and CFO have concluded that, as of April 1, 2007, the Company maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

No change in the Company’s internal control over financial reporting or in other factors that could significantly affect this control occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

    (c) The following table provides information about the Company’s purchases of shares of its Common
          Stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs (Note 1)

1/1/2007--4/1/2007	0	$ 0.00	0	$0

(1)
Under a share repurchase program approved by the Board of Directors of the Company on May 2, 2005, and amended September 7, 2005, the Company was authorized to repurchase up to $2,000,000 in maximum aggregate amount of the Company’s Common Stock (not to exceed repurchases up to $500,000 in any one quarter). The repurchase program was designed to comply with Rules 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934 under which an agent appointed by the Company was to determine the time, amount, and price at which purchases of common stock were to be made, subject to certain parameters established in advance by the Company. As of April 1, 2007, the Company has no remaining repurchase authority remaining under this program.

Item 5.   Other Information.

 On April 4, 2007 the Company filed a press release, and on April 9, 2007 it filed a Form 8-K, announcing that Curt Glowacki had rejoined the Company as its President and Chief Executive Officer effective April 2007. Mr. Glowacki had left the Company in December 2006 to pursue other opportunities.

Item 6.    Exhibits

Exhibit Number	Document Description
10.1
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

Items 1, 3, and 4 of this Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mexican Restaurants, Inc.

Dated: May 15, 2007	By: /s/ Curt Glowacki
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2007	By: /s/ Andrew J. Dennard
Andrew J. Dennard
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)