Form 10-Q
period 2007-07-01
MEXICAN RESTAURANTS INC
filed 2007-08-14
CIK 1009244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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
Yes ☐                                No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2007:  3,236,016 shares of common stock, par value $.01.

Table of Contents

          Part I – Financial Information

          Part II – Other Information

Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 6.	Exhibits	15

Signatures		16

Exhibit 10.2	Stock Purchase Agreement between Mexican Restaurants, Inc. and Forehand Family Partnership, Ltd. dated June 13, 2007
Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

Mexican Restaurants, Inc. and Subsidiaries Consolidated Balance Sheets

	(Unaudited)
ASSETS	7/1/2007	12/31/2006

Current assets:
Cash	$1,780,556	$653,310
Royalties receivable	50,800	90,627
Other receivables	901,858	856,704
Inventory	698,097	710,633
Income taxes receivable	490,020	408,787
Prepaid expenses and other current assets	1,006,062	851,580
Total current assets	4,927,393	3,571,641

Property, plant and equipment	35,977,513	34,682,615
Less accumulated depreciation	(17,836,589)	(17,171,172)
Net property, plant and equipment	18,140,924	17,511,443

Goodwill	11,403,805	11,403,805
Deferred tax assets	322,294	318,519
Other assets	561,538	470,284
Total Assets	$35,355,954	$33,275,692

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,553,047	$2,087,506
Accounts payable – affiliate	1,628,000	--
Accrued sales and liquor taxes	132,805	142,787
Accrued payroll and taxes	1,151,324	1,440,040
Accrued expenses and other	1,476,669	1,828,916
Total current liabilities	5,941,845	5,499,249

Long-term debt, net of current portion	6,828,000	3,800,000
Other liabilities	2,485,341	2,050,272
Deferred gain	1,248,856	1,352,927
Total liabilities	16,504,042	12,702,448

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares
authorized, 4,732,705 shares issued	47,327	47,327
Additional paid-in capital	19,247,548	19,041,867
Retained earnings	12,819,460	12,759,122
Treasury stock of 1,496,689 and 1,272,383 common shares, at 7/1/07 and 12/31/06, respectively	(13,262,423)	(11,275,072)
Total stockholders' equity	18,851,912	20,573,244

Total Liabilities and Stockholders' Equity	$35,355,954	$33,275,692

See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	13-Week Period Ended 7/01/2007	13-Week Period Ended 7/02/2006	26-Week Period Ended 7/01/2007	26-Week Period Ended 7/02/2006
Revenues:
Restaurant sales	$20,700,473	$20,525,398	$41,028,292	$41,142,432
Franchise fees, royalties and other	169,716	264,913	331,960	433,611
Business interruption	-	59,621	-	59,621
	20,870,189	20,849,932	41,360,252	41,635,664

Costs and expenses:
Cost of sales	5,896,176	5,648,178	11,643,175	11,305,863
Labor	6,631,254	6,632,939	13,480,073	13,173,066
Restaurant operating expenses	5,080,626	4,625,352	10,178,792	9,278,369
General and administrative	1,926,749	1,837,579	3,835,630	3,699,669
Depreciation and amortization	856,462	757,569	1,678,235	1,479,952
Pre-opening costs	19,993	14,510	19,993	64,248
Impairment costs	-	78,131	-	78,131
Hurricane Rita gain	-	(386,270)	-	(366,808)
(Gain) loss on sale of assets	84,367	(16,912)	91,682	(10,953)
	20,495,627	19,191,076	40,927,580	38,701,537

Operating income	374,562	1,658,856	432,672	2,934,127

Other income (expense):
Interest income	1,861	630	3,824	1,260
Interest expense	(123,951)	(88,793)	(223,583)	(198,992)
Other, net	14,300	23,643	25,503	47,441
	(107,790)	(64,520)	(194,256)	(150,291)

Income from continuing operations before income taxes	266,772	1,594,336	238,416	2,783,836
Income tax expense	82,492	547,266	75,394	943,401
Income from continuing operations	184,280	1,047,070	163,022	1,840,435

Discontinued Operations:
Income (loss) from discontinued operations	24,543	(62,108)	3,090	(105,895)
Restaurant closure costs	(110,529)	-	(169,549)	-
Gain (loss) on sale of assets	-	(2,737)	3,412	(2,737)
Loss from discontinued operations before income taxes	(85,986)	(64,845)	(163,047)	(108,632)
Income tax benefit	31,588	24,242	60,363	40,611
Loss from discontinued operations	(54,398)	(40,603)	(102,684)	(68,021)

Net income	$129,882	$1,006,467	$60,338	$1,772,414

Basic income (loss) per share
Income from continuing operations	$0.06	$0.31	$0.05	$0.55
Loss from discontinued operations	(0.02)	(0.01)	(0.03)	(0.02)
Net income	$0.04	$0.30	$0.02	$0.53

Diluted income (loss) per share
Income from continuing operations	$0.06	$0.28	$0.05	$0.50
Loss from discontinued operations	(0.02)	(0.01)	(0.03)	(0.02)
Net income	$0.04	$0.27	$0.02	$0.48

Weighted average number of shares (basic)	3,416,488	3,389,526	3,438,405	3,373,252

Weighted average number of shares (diluted)	3,427,983	3,666,712	3,460,690	3,654,962

                                 See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended	26 Weeks Ended
	7/1/2007	7/2/2006
Cash flows from operating activities:
Net income	$60,338	$1,772,414
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,678,235	1,479,952
Deferred gain amortization	(104,071)	(104,071)
Loss from discontinued operations	102,684	68,021
Impairment costs	-	78,131
Hurricane Rita gain	-	(366,808)
Loss (gain) on sale of assets	91,682	(10,953)
Stock based compensation expense	48,535	26,132
Deferred income taxes (benefit)	(84,766)	294,016
Changes in assets and liabilities:
Royalties receivable	39,827	35,205
Other receivables	(55,471)	(106,224)
Inventory	(6,048)	34,888
Income taxes receivable/payable	(81,233)	286,132
Prepaid and other current assets	(175,168)	180,138
Other assets	(117,364)	17,650
Accounts payable	(542,158)	(190,647)
Accrued expenses and other liabilities	(649,074)	(641,061)
Deferred rent and other long-term liabilities	434,355	195,258
Total adjustments	579,965	1,275,759
Net cash provided by continuing operations	640,303	3,048,173
Net cash provided by (used in) discontinued operations	13,998	(184,596)
Net cash provided by operating activities	654,301	2,863,577

Cash flows from investing activities:
Insurance proceeds received from Hurricane Rita loss	--	785,028
Purchase of property, plant and equipment	(2,580,355)	(2,599,705)
Proceeds from sale of property, plant and equipment	5,280	215,000
Net cash used in continuing operations	(2,575,075)	(1,599,677)
Net cash provided by (used in) discontinued operations	4,020	(43,852)
Net cash used in investing activities	(2,571,055)	(1,643,529)

Cash flows from financing activities:
Net borrowings under line of credit agreement	3,528,000	1,000,000
Purchase of treasury stock	-	(144,760)
Exercise of stock options	8,900	247,223
Excess tax benefit – stock-based compensation expense	7,100	26,730
Payments on long-term debt	(500,000)	(2,500,000)
Net cash provided by (used in) financing activities	3,044,000	(1,370,807)

Net increase (decrease) in cash	1,127,246	(150,759)

Cash at beginning of period	653,310	788,109

Cash at end of period	$1,780,556	$637,350

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$230,797	$202,125
Income taxes	$93,000	$337,635

Non-cash financing activities:
Sale of assets for common stock (Note 8)	$218,205	$-
Purchase of treasury stock (Note 8)	$1,628,000	$-

 See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation

    In the opinion of Mexican Restaurants, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of July 1, 2007, and the consolidated statements of income and cash flows for the 13-week and 26-week periods ended July 1, 2007 and July 2, 2006.  The consolidated statements of income for the 13-week and 26-week periods ended July 1, 2007 are not necessarily indicative of the results to be expected for the full year.  During the interim periods, the Company follows the accounting policies described in the notes to its consolidated financial statements in its Annual Report and Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.  Reference should be made to such consolidated financial statements for information on such accounting policies and further financial detail.

    The consolidated statements of income and cash flows for the 13-week and 26-week periods ended July 2, 2006 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations.  Consequently, the consolidated statements of income and cash flows for the 13-week and 26-week periods ended July 2, 2006 shown in the accompanying consolidated financial statements have been reclassified to conform to the July 1, 2007 presentation. These reclassifications have no effect on total assets, total liabilities, stockholders’ equity or net income.

Impact of Recently Issued Accounting Standards

    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS 157 defines fair value, furnished a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 157, which becomes effective for the fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 159, which becomes effective for the fiscal years beginning after November 15, 2007.

    Effective January 1, 2007, the Company adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax position before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state and federal income tax law in reaching its accounting conclusions. As a result, the Company concluded it did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or during the 13 week and 26 week periods ended July 1, 2007.  The adoption of FIN 48 therefore had no impact on the Company’s consolidated financial statements.  See Note 2 for further discussion.

2.            Income Taxes

    The provisions of FIN No. 48 have been applied to all of our material tax positions taken through the date of adoption and during the 13 week and 26 week periods ended July 1, 2007.  We have determined that all of our material tax positions taken in our income tax returns met the more likely-than-not recognition threshold prescribed by FIN No. 48.  In addition, we have also determined that, based on our judgment, none of these tax positions meet the definition of “uncertain tax positions” that are subject to the non-recognition criteria set forth in the new pronouncement.  In future reporting periods, if any interest or penalties are imposed in connection with an income tax liability, we expect to include both of these items in our income tax provision.  We also do not believe that it is reasonably possible that the amount of our unrecognized tax benefits will change significantly within the next twelve months.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2003. During fiscal year 2006, the Internal Revenue Service (IRS) examined the Company’s 2004 U.S. income tax return, resulting in the IRS sending a final determination notice of “No Change”, dated June 29, 2006. As a result, the Company concluded it did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or as of the 13 week and 26 week periods ended July 1, 2007.  The adoption of FIN 48 therefore had no impact on the Company’s consolidated financial statements.

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

3.    Stock-Based Compensation

At July 1, 2007, the Company had several equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors. The current plans are the 2005 Long Term Incentive Plan, the 1996 Long Term Incentive Plan, the Stock Option Plan for Non-Employee Directors and the 1996 Manager’s Stock Option Plan. These plans are described in more detail in Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Effective January 2, 2006, the Company adopted SFAS No. 123 (Revised) Share-Based Payments (SFAS No.123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123(R),the Company accounted for the equity-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (the intrinsic value method), and accordingly, did not recognize any compensation expense for stock option grants.

Under the modified prospective approach, SFAS No. 123(R) applies to new awards and to unvested awards that were outstanding on January 2, 2006, and those that are subsequently modified, repurchased or cancelled.  Under the modified prospective approach, compensation cost recognized in the consolidated financial statements includes compensation cost for all unvested stock-based payments granted prior to adoption and compensation cost for all stock-based compensation awards granted subsequent to adoption, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

 On May 23, 2006, the Company’s Board of Directors approved a restricted stock grant of 3,000 shares to each of the outside directors with ten years of service, with such grants vesting over a four year period.  Two of the directors qualified for this restricted stock grant.  Effective December 15, 2006, the Company awarded restricted stock grants for an aggregate of 25,000 shares to four employees, with such grants vesting over a five year period.  During the second quarter of fiscal year 2007, 5,000 restricted shares and 2,500 stock options were forfeited upon the termination of one of those employees.

On May 22, 2007, the Company’s Board of Directors approved a restricted stock grant of 10,000 shares to its President, with such grant vesting over a four year period.  Also, restricted stock grants for an aggregate of 11,000 shares was made to four employees of its Michigan operations, with such grants vesting over a five year period.  In addition, the Board approved a stock option grant to the Company’s President for 50,000 options with a grant date price of $8.43.  The options vest over a five year period, with no vesting in the first year and vesting of 10%, 20%, 30% and 40% in the second, third, fourth and fifth years, respectively.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price for which the options were sold over the exercise prices of the options.  There were 2,500 and 35,737 stock options exercised in the 13-week periods ending July 1, 2007 and July 2, 2006, respectively.  The Company received cash in the amount of $8,900 and $247,223 for the second quarter of 2007 and 2006, respectively.

As a result of adopting SFAS No. 123(R) on January 2, 2006, income before income taxes, net income and diluted earnings per share for the 13-week period ended July 2, 2006, were lower by $13,066, $8,235 and $0.00 per share, respectively, and for the 26-week period ended July 2, 2006 were lower by $26,132, $16,471 and $0.00 per share, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

4.           Income per Share

Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered.  Prior to the adoption of SFAS No. 123(R), diluted income per share recognized the dilution from all contingently issuable shares, including options and warrants.

Since the adoption of SFAS No. 123(R) in fiscal year 2006, diluted income per share is calculated using the treasury stock method, which considers unrecognized compensation expense as well as the potential excess  tax benefits that reflect the current market price and total compensation expense to be recognized under SFAS No. 123(R). If the sum of the assumed proceeds, including the unrecognized compensation costs calculated under the treasury stock method, exceeds the average stock price, those options would be considered antidilutive and therefore excluded from the calculation of diluted income per share. For the 13-week and 26-week periods ended July 1, 2007, the incremental shares added in the calculation of diluted income per share were 11,495 and 22,285, respectively, neither of which had any affect on the determination of diluted income per share.  For the 13-week and 26-week periods ended July 2, 2006, the incremental shares added in the calculation of diluted income per share were 277,186 and 281,711, respectively, which affected the determination of diluted income by $0.03 and $0.05 per share, respectively.

5.           Hurricane Rita

During the second quarter of 2006, the Company reached a resolution with its insurance carrier for the Hurricane Rita insurance claim.  As of July 2, 2006 the Company had a receivable due from its insurance carrier of $563,758 and had received proceeds of $785,028.  All insurance proceeds related to this claim were collected prior to the end of fiscal year 2006.

6.           Long-term Debt

On March 31, 2006, the Company prepaid $2.5 million of the Beaumont-based franchise restaurant seller notes by drawing $2.0 million on its Bank of America revolving line of credit, with the balance paid from cash reserves.

On March 29, 2007, the Company amended its credit facility with Bank of America, changing its credit facility from a $10.0 million credit facility consisting of a $5.0 million term note (remaining balance $1.5 million) and a $5.0 million revolving line of credit to a $7.5 million revolving line of credit, rolling the term note balance into the newly increased revolving line of credit.  The revolving line of credit was to mature on December 31, 2011.   The amendment allowed for additional capital expenditures, revised certain covenant ratios and increased the amount of allowable stock or vested option repurchases.  The interest rate was either the prime rate or LIBOR plus a stipulated percentage.  The Company was subject to a non-use fee of 0.75% on the unused portion of the revolver from the date of the credit agreement.  The Company pledged the stock of its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as collateral for its credit facility with Bank of America.  The amendment was signed March 29, 2007 and was made effective December 31, 2006.  The Company was in full compliance with all debt covenants, as amended, as of April 1, 2007.

On June 29, 2007 the Company entered into a Credit Agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) in order to increase the revolving loan amount available to the Company from $7.5 million to $10 million.  The Wells Fargo Agreement also allows up to $2.0 million in annual stock repurchases.  In connection with the execution of the Wells Fargo Agreement, the Company prepaid and terminated its existing Amended and Restated Revolving Credit and Term Loan Agreement between the Company and Bank of America.  The Wells Fargo Agreement provides for a revolving loan of up to $10 million, with an option to increase the revolving loan by an additional $5 million, for a total of $15 million.  The Wells Fargo Agreement terminates on June 29, 2010.  At the Company’s option, the revolving loan bears an interest rate equal to either the Wells Fargo’s Base Rate plus a stipulated percentage or LIBOR plus a stipulated percentage.  Accordingly, the Company is impacted by changes in the Base Rate and LIBOR.  The Company is subject to a non-use fee of 0.50% on the unused portion of the revolver from the date of the Wells Fargo Agreement.  The Company has pledged the stock of its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as collateral for its credit facility with Wells Fargo Bank, N.A.  The Wells Fargo Agreement requires the Company to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  As of July 1, 2007, the Company was in compliance with all debt covenants and expects to be in full compliance with all debt covenants during the balance of fiscal year 2007.

7.	Restaurant Closure Costs

               For the 13-week and 26-week periods ended July 1, 2007, the Company recorded closure costs of $110,529 and $169,549, respectively, all of which is included in discontinued operations.  These closure costs related primarily to one under-performing restaurant closed in February, 2007 after its lease expired, and to two other restaurants, closed prior to 2007, that the Company subleased, one effective in February 2007 and one effective in May 2007.

8.             Related Party Transactions

      On June 12, 2007, the Company’s Director of Franchise Operations, Mr. Forehand, resigned his position and entered into a five year employment agreement, which provides for a reduced operational  role with the  Company.  He will continue to serve as a Director and as Vice Chairman of the Company’s Board of Directors.

On June 15, 2007, Mr. Forehand entered into an Asset Purchase Agreement to purchase the assets of the Company’s Casa Olé restaurant located in Stafford, Texas, an under-performing restaurant, for an agreed price of 26,806 shares of the Company’s common stock.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, for a total value of $218,205.  The sale resulted in a loss of $79,015.  The restaurant operations were taken over by Mr. Forehand after the close of business on July 1, 2007.  The Stafford restaurant will operate under the Company’s standard franchise agreement and is subject to a 2% royalty fee to be paid monthly.

On June 13, 2007, Mr. Forehand entered into a Stock Purchase Agreement to sell 200,000 shares of his personally-owned common stock back to the Company.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007.  As of July 1, 2007, the Company’s balance sheet included a current payable to Mr. Forehand of $1,628,000, which was subsequently paid on July 6, 2007.

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

General

The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Tex-Mex Café, Monterey’s Little Mexico, Tortuga Coastal Cantina, Crazy Jose’s, La Señorita and Mission Burritos.  At July 1, 2007 the Company operated 58 restaurants, franchised 19 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

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

        The consolidated statements of income and cash flows for the 13-week and 26-week periods ended July 2, 2006 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations.  Consequently, the consolidated statements of income and cash flows for the 13-week and 26-week periods ended July 2, 2006 shown in the accompanying consolidated financial statements have been reclassified to conform to the July 1, 2007 presentation.  These reclassifications have no effect on total assets, total liabilities, stockholders’ equity or net income.

Since its inception as a public company in 1996, the Company has primarily grown through the acquisition of other Mexican food restaurant companies.In 1997, the Company purchased all of the outstanding stock of Monterey’s Acquisition Corp. (“MAC”).  At the time of the acquisition, MAC owned and operated 26 restaurants in Texas and Oklahoma under the names “Monterey’s Tex-Mex Café,” “Monterey’s Little Mexico” and “Tortuga Coastal Cantina.”

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

Results of Operations

Revenues.  The Company’s revenues for the second quarter of fiscal year 2007 increased $20,257 or 0.1% to $20.9 million compared with $20.8 million for the same quarter in fiscal year 2006.  Restaurant sales for second quarter 2007 increased $175,075 or 0.9% to $20.7 million compared with $20.5 million for the second quarter of fiscal year 2006.  The increase in revenue reflects new restaurant additions and revenues from the Company’s Mission Burritos stores of $849,000 partially offset by a $674,000 decline in same-restaurant sales and lost sales due to one closed restaurant for remodeling.  For the second quarter ended July 1, 2007, Company-owned same-restaurant sales decreased approximately 2.1% and franchised-owned same-restaurant sales, as reported by franchisees,  increased approximately 1.4%.

        On a year-to-date basis, the Company’s revenue decreased $275,412 or 0.7% to $41.4 million compared with $41.6 million for the same 26-week period in fiscal 2006.  Restaurant sales for the 26-week period ended July 1, 2007 decreased $114,140 or 0.3% to $41.0 million compared with $41.1 million for the same 26-week period of fiscal 2006. The decrease in revenue reflects a $2.2 million decline in same-restaurant sales, partially offset by new restaurant additions and revenues from the Company’s Mission Burritos stores of $2.1 million.  For the 26-week period ended July 1, 2007, Company-owned same-restaurant sales decreased approximately 4.6% and franchised-owned same-restaurant sales, as reported by franchisees, decreased approximately 0.6%.

      For the quarter ended July 1, 2007, franchise fees, royalties and other decreased $154,818 or 47.7% to $169,716 compared with $324,534 for the same quarter a year ago.  The decrease primarily reflects business interruption proceeds of $59,621 received during the second quarter ended July 2, 2006 and an $80,000 recognition in royalties due to the correction of understated royalty income which was also recorded in the second quarter ended July 2, 2006.

      On a year-to-date basis, franchise fees, royalties and other decreased $161,272 or 32.7% to $331,960 compared with $493,232 for the same quarter a year ago.  The decrease was due to the same reasons stated above.

     Costs and Expenses.  Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased as a percent of restaurant sales 100 basis points to 28.5% compared with 27.5% in the second quarter of fiscal year 2006.  The increase primarily reflects higher food prices, especially produce, cheese and dry goods.  In April and May of 2007, the Company raised menu prices at most of our concepts in an effort to offset some of the rise in commodity costs.

    On a year-to-date basis, costs of sales increased as a percent of restaurant sales 90 basis points to 28.4% compared with 27.5% for the same 26-week period a year ago.  The increase was due to the same reasons discussed above.

    Labor and other related expenses decreased as a percentage of restaurant sales 30 basis points to 32.0% as compared with 32.3% in the second quarter of fiscal year 2006.  The decrease primarily reflects worker’s compensation insurance and unemployment tax adjustments related to a policy audit and a refund due to excess funding from the State of Texas Workforce Commission, respectively.  On a year-to-date basis, labor and other related expense increased as a percentage of restaurant sales 90 basis points to 32.9% compared with 32.0% for the 26-week period a year ago.   The increase reflects back of the house hourly labor that wasn’t scheduled in proportion to declining same-restaurant sales, primarily in the first quarter of fiscal year 2007.

    Restaurant operating expenses, which primarily include rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased as a percentage of restaurant sales 200 basis points to 24.5% as compared with 22.5% in the second quarter of fiscal year 2006. The increase primarily reflects higher repair and maintenance expenses, and higher property casualty insurance premiums resulting from greater hurricane threats in the Gulf Coast Region, where 40% of the Company’s restaurants are located and could be potentially impacted.  On a year-to-date basis, restaurant operating expenses increased 220 basis points to 24.8% compared with 22.6% for the 26-week period in fiscal year 2006.  The increase reflects higher property insurance premiums, repair and maintenance, a one-time rent related common area maintenance adjustment and security costs.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations.  As a percentage of total revenue, general and administrative expenses increased 40 basis points to 9.2% for the second quarter of fiscal year 2007 as compared with 8.8% for the second quarter of fiscal year 2006.  In absolute dollars, general and administrative costs were $89,170 higher in the second quarter of fiscal year 2007 compared with the second quarter of fiscal year 2006.  The increase primarily reflects compensation increases compared with comparable periods in 2006, as well as SFAS No. 123 (R) Share-Based Payments expensing of options and a $98,515 in severance pay associated with the reduction in general and administrative personnel.  On a year-to-date basis, general and administrative expenses increased 40 basis points to 9.3% compared with 8.9% for the 26-week period a year ago.  In absolute dollars, general and administrative costs were $135,961 higher in the 26-week period of fiscal 2007 compared with the 26-week period a year ago.  The increase was due to the same reasons discussed above, and also due to a $31,250 executive search fee recorded in the first quarter of fiscal 2007.

      Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets.  Depreciation and amortization expense increased as a percentage of total sales 50 basis points to 4.1% for the second quarter of fiscal year 2007 as compared with 3.6% the same quarter in fiscal year 2006. Such expense for the second quarter of fiscal year 2007 was $98,893 higher than for the second quarter in fiscal year 2006, which included $21,874 of Bank of America loan cost write offs.  The balance of the increase for the 2007 second quarter reflects additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.  On a year-to-date basis, depreciation and amortization expenses increased as a percentage of total sales 50 basis points to 4.1% for the 26-week period of fiscal year 2007 as compared with 3.6% the same 26-week period in fiscal year 2006.  The increase was due to the same reasons discussed above.

     The Company did not open any new restaurants during the second quarter of 2007. The Company, however, reopened a completely remodeled restaurant (closed for eight weeks during the second quarter of 2007) and incurred $19,993 of pre-opening costs. Last year, the Company opened one new restaurant at the end of the first quarter of 2006 and incurred $49,738 in pre-opening costs in the first quarter of 2006 and $14,510 in the second quarter of 2006, for a total of $64,248 for the 26-week period of 2006.

Gain/Loss on Sale of Assets.  During the second quarter of fiscal year 2007, the Company recorded losses of $84,367.  The losses were primarily related to the sale of one under-performing restaurant to Mr. Forehand, Vice Chairman of the Company, who purchased the assets of the Company’s Casa Olé restaurant located in Stafford, Texas for an agreed price of 26,806 shares of the Company’s common stock.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, for a total value of $218,205.  The Stafford restaurant will operate under the Company’s standard franchise agreement and is subject to a 2% royalty fee to be paid monthly.

    Other Income (Expense).   Net expense increased $43,270 to $107,790 in the second quarter of fiscal year 2007 compared with a net expense of $64,520 in the second quarter of fiscal year 2006.  Interest expense increased $35,158 to $123,951 in the second quarter of fiscal year 2007 compared with interest expense of $88,793 in the second quarter of fiscal year 2006.  On a year-to-date basis, net expense for the 26-week period of fiscal year 2007 increased $43,965 to $194,256 as compared to $150,291 for the 26-week period for fiscal year 2006.  Interest expense increased $24,591 to $223,583 for the 26-week period of fiscal year 2007 compared to interest expense of $198,992 in the 26-week period of fiscal year 2006.  The Company’s outstanding debt increased $1.8 million in the second quarter resulting from drawing $2.3 million on its line of credit and partially offset by the $0.5 million prepayment of the Beaumont-based franchise restaurant seller notes.  The increase in interest expense reflects the higher average debt outstanding.

    Income Tax Expense. The Company’s effective tax rate from continuing operations for the second quarter of fiscal year 2007 was 30.9% as compared to 34.3% for the second quarter of fiscal year 2006.  On a year-to-date basis, the Company’s effective tax rate from continuing operations for the 26-week period of fiscal year 2007 was 31.6% as compared to 33.9% for the 26-week period for fiscal year 2006.  In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter in which they occur.

    Restaurant Closure Costs and Discontinued Operations.  For the 13-week and 26-week periods ended July 1, 2007, the Company recorded closure costs of $110,529 and $169,549, respectively, all of which is included in discontinued operations.  These closure costs related primarily to one under-performing restaurant closed in February, 2007 after its lease expired, and to two other restaurants, closed prior to 2007, that the Company subleased, one effective in February 2007 and one effective in May 2007.

Liquidity and Capital Resources

    The Company met capital requirements for the 26-week period of fiscal year 2007 primarily by drawing on its line of credit.  In the 26-week period for fiscal year 2007, the Company had cash flow from operating activities of $654,301, compared with cash flow from operating activities of $2,863,577 in the 26-week period of fiscal year 2006.  The decrease in cash flow from operating activities primarily reflects the decrease in operating income.  Financing activities provided $3.0 million in the 26-weeks of fiscal year 2007, of which $1.6 million was drawn from the Company’s line of credit to be used for the purchase of 200,000 shares of the Company’s common stock, compared to a use of cash of $1.37 million primarily related to long term debt payments in fiscal year 2006.  As of July 1, 2007, the Company had a working capital deficit of $1.0 million, compared with a working capital deficit of approximately $1.9 million at December 31, 2006 and approximately $1.8 million at July 2, 2006.  A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units.  During the 26-week period ended July 1, 2007, total cash used for capital requirements was approximately $2.6 million, which included $408,776 spent for new PosiTouch point-of-sale register systems for fifteen restaurants (all Company-owned restaurants now have PosiTouch) and $905,018 for restaurant remodels.  The Company did not open any new restaurants during the 26-week period of 2007, but did sign one new lease for a Casa Olé restaurant it plans to open during the first quarter of 2008.  During August, 2007, the Company signed the leases for two Mission Burritos restaurant sites that are planned to open sometime during the second half of fiscal year 2007.  During the second quarter of fiscal year 2007, the Company completed the remodel of one Casa Olé restaurant at a total cost of $510,000.  The Company’s management anticipates that it will spend approximately $2.7 million for capital expenditures during the remainder of fiscal year 2007.

Prior to fiscal year 2007, the Company incurred additional debt to carry out acquisitions, to develop new restaurants and to remodel existing restaurants, as well as to accommodate other working capital needs.  During the second quarter of fiscal year 2007, the Company drew $2.3 million on its line of credit and prepaid the remaining seller note of $500,000 from the Beaumont-based franchise restaurant acquisition in 2004.  As of July 1, 2007, the Company had $6.8 million drawn on its line of credit.

On March 29, 2007, the Company amended its credit facility with Bank of America, changing its credit facility from a $10.0 million credit facility consisting of a $5.0 million term note (remaining balance $1.5 million) and a $5.0 million revolving line of credit to a $7.5 million revolving line of credit, rolling the term note balance into the newly increased revolving line of credit.  The revolving line of credit was to mature on December 31, 2011.   The amendment allowed for additional capital expenditures, revised certain covenant ratios and increased the amount of allowable stock or vested option repurchases.  The interest rate was either the prime rate or LIBOR plus a stipulated percentage.  Accordingly, the Company is impacted by changes in the prime rate and LIBOR.  The Company was subject to a non-use fee of 0.75% on the unused portion of the revolver from the date of the credit agreement.  The Company pledged the stock of its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as collateral for its credit facility with Bank of America.  The amendment was signed March 29, 2007 and was effective December 31, 2006.

On June 29, 2007 the Company entered into a Credit Agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) in order to increase the revolving loan amount available to the Company from $7.5 million to $10 million.  The Wells Fargo Agreement also allows up to $2.0 million in annual stock repurchases.  In connection with the execution of the Wells Fargo Agreement, the Company prepaid and terminated its existing Amended and Restated Revolving Credit and Term Loan Agreement between the Company and Bank of America.  The Wells Fargo Agreement provides for a revolving loan of up to $10 million, with an option to increase the revolving loan by an additional $5 million, for a total of $15 million.  The Wells Fargo Agreement terminates on June 29, 2010.  At the Company’s option, the revolving loan bears an interest rate equal to either the Wells Fargo’s Base Rate plus a stipulated percentage or LIBOR plus a stipulated percentage.  Accordingly, the Company is impacted by changes in the Base Rate and LIBOR.  The Company is subject to a non-use fee of 0.50% on the unused portion of the revolver from the date of the Wells Fargo Agreement.  The Company has pledged the stock of its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as collateral for its credit facility with Wells Fargo Bank, N.A.  The Wells Fargo Agreement requires the Company to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  As of July 1, 2007, the Company was in compliance with all debt covenants and expects to be in full compliance with all debt covenants during the balance of fiscal year 2007.

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

The Company’s management believes that with its operating cash flow and the Company’s revolving line of credit under the Wells Fargo Agreement, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and new restaurant growth through the next 12 months.  Unless the Company violates an important debt covenant, the Company’s credit facility with Wells Fargo is not subject to triggering events that would cause the credit facility to become due sooner than the maturity dates described in the previous paragraphs.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company does not have or participate in transactions involving derivative, financial and commodity instruments.  All of the Company’s long-term debt of $6,828,000 bears interest at floating market rates.  Based on the amount outstanding at July 1, 2007, a 1% change in interest rates would change interest expense by $17,070 per quarter.

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

Certifications of the Company's CEO and CFO, required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are attached as exhibits to this quarterly report on Form 10-Q.  This "Controls and Procedures" section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of the Company's disclosure controls and procedures, our CEO and CFO have concluded that, as of July 1, 2007, the Company maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

  (c)  The following table provides information about the Company’s purchases of shares of its Common  Stock:
Period	Total Number of Shares Purchased (Note 2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs (Note 1)

1/1/07—4/1/07	0	$0.00	0	$0
4/2/07—7/1/07	200,000	$8.14	0	$0
4/2/07—7/1/07	26,806	$8.14	0	$0

(1)
Under a share repurchase program approved by the Board of Directors of the Company on May 2, 2005, and amended September 7, 2005, the Company was authorized to repurchase up to $2,000,000 in maximum aggregate amount of the Company’s Common Stock (not to exceed repurchases up to $500,000 in any one quarter).  The repurchase program was designed to comply with Rules 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934 under which an agent appointed by the Company was to determine the time, amount, and price at which purchases of common stock were to be made, subject to certain parameters established in advance by the Company.  As of July 1, 2007, the Company has no remaining repurchase authority remaining under this program.

(2)
On June 13, 2007, Mr. Forehand entered into a Stock Purchase Agreement to sell 200,000 shares of his personally-owned common stock back to the Company.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007.  As of July 1, 2007, the Company’s balance sheet included a current payable to Mr. Forehand of $1,628,000, which was subsequently paid on July 6, 2007.

On June 15, 2007, Mr. Forehand entered into an Asset Purchase Agreement to purchase the assets of the Company’s Casa Olé restaurant located in Stafford, Texas for an agreed price of 26,806 shares of the Company’s common stock.  The stock was valued at $8.14 per share, for a total value of $218,205.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its 2007 annual meeting of shareholders on Tuesday, May 22, 2007.  At the annual meeting, the Company’s shareholders took the following actions:

(1)
By a vote of 3,319,096 for, 127,219 withheld, the shareholders elected Michael D. Domec as a Class II Director for a term expiring at the annual meeting to be held in 2010 and until his successor is elected and qualified.

(2)
By a vote of 3,237,625 for, 208,690 withheld, the shareholders elected Curt Glowacki as a Class II Director for a term expiring at the annual meeting to be held in 2010 and until his successor is elected and qualified.

(3)
By a vote of 3,237,725 for, 208,590 withheld, the shareholders elected Louis P. Neeb as a Class II Director for a term expiring at the annual meeting to be held in 2010 and until his successor is elected and qualified.

Additionally, the following current directors of the Company continued to serve as directors as of and following the 2007 annual meeting:  Joseph J. Fitzsimmons, J. Stuart Sargent, Cara Denver, Larry N. Forehand and Thomas E. Martin.

Item 6.    Exhibits

Exhibit Number	Document Description
10.1
Credit Agreement between Mexican Restaurants, Inc. and Wells Fargo Bank, N.A. dated June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 6, 2007 with the Securities and Exchange Commission).

10.2	Stock Purchase Agreement between Mexican Restaurants, Inc. and Forehand Family Partnership, Ltd. dated June 13, 2007.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 1, 3, and 5 of this Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mexican Restaurants, Inc.

Dated: August 13, 2007	By: /s/ Curt Glowacki
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2007	By: /s/ Andrew J. Dennard
Andrew J. Dennard
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)