Form 10-Q
period 2007-09-30
MEXICAN RESTAURANTS INC
filed 2007-11-13
CIK 1009244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐                                No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2007:  3,236,016 shares of common stock, par value $.01.

Table of Contents

          Part I – Financial Information

          Part II – Other Information

Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6.	Exhibits	15

Signatures		16

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

Mexican Restaurants, Inc. and Subsidiaries Consolidated Balance Sheets

	(Unaudited)
ASSETS	9/30/2007	12/31/2006

Current assets:
Cash	$459,508	$653,310
Royalties receivable	66,795	90,627
Other receivables	813,181	856,704
Inventory	702,397	710,633
Income taxes receivable	465,983	408,787
Prepaid expenses and other current assets	1,045,836	851,580
Total current assets	3,553,700	3,571,641

Property, plant and equipment	36,539,557	34,682,615
Less accumulated depreciation	(18,520,726)	(17,171,172)
Net property, plant and equipment	18,018,831	17,511,443

Goodwill	11,403,805	11,403,805
Deferred tax assets	363,771	318,519
Other assets	531,273	470,284
Total Assets	$33,871,380	$33,275,692

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,506,864	$2,087,506
Accrued sales and liquor taxes	130,264	142,787
Accrued payroll and taxes	996,786	1,440,040
Accrued expenses and other	1,747,314	1,828,916
Total current liabilities	4,381,228	5,499,249

Long-term debt	6,828,000	3,800,000
Other liabilities	2,474,936	2,050,272
Deferred gain	1,196,820	1,352,927
Total liabilities	14,880,984	12,702,448

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares
authorized, 4,732,705 shares issued	47,327	47,327
Additional paid-in capital	19,297,282	19,041,867
Retained earnings	12,908,210	12,759,122
Treasury stock of 1,496,689 and 1,272,383 common shares, at 9/30/07 and 12/31/06, respectively	(13,262,423)	(11,275,072)
Total stockholders' equity	18,990,396	20,573,244

Total Liabilities and Stockholders' Equity	$33,871,380	$33,275,692

See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	13-Week Period Ended 9/30/2007	13-Week Period Ended 10/1/2006	39-Week Period Ended 9/30/2007	39-Week Period Ended 10/1/2006
Revenues:
Restaurant sales	$20,713,643	$20,045,681	$61,741,934	$61,188,112
Franchise fees, royalties and other	173,637	195,503	505,598	629,116
Business interruption	-	-	-	59,621
	20,887,280	20,241,184	62,247,532	61,876,849

Costs and expenses:
Cost of sales	5,929,587	5,521,942	17,572,761	16,827,805
Labor	6,726,294	6,588,986	20,206,367	19,762,053
Restaurant operating expenses	5,095,089	4,866,542	15,273,881	14,144,913
General and administrative	1,855,287	1,703,966	5,690,916	5,403,634
Depreciation and amortization	866,678	796,976	2,544,913	2,276,928
Pre-opening costs	2,777	-	22,771	64,248
Impairment costs	90,858	17,458	90,858	95,589
Hurricane Rita gain	-	-	-	(366,808)
(Gain) loss on sale of assets	107,819	7,156	199,501	(3,797)
	20,674,389	19,503,026	61,601,968	58,204,565

Operating income	212,891	738,158	645,564	3,672,284

Other income (expense):
Interest income	4,835	4,349	8,658	5,609
Interest expense	(139,056)	(109,230)	(362,639)	(308,222)
Other, net	8,407	21,244	33,910	68,686
	(125,814)	(83,637)	(320,071)	(233,927)

Income from continuing operations before income taxes	87,077	654,521	325,493	3,438,357
Income tax expense (benefit)	(11,611)	200,492	63,783	1,143,893
Income from continuing operations	98,688	454,029	261,710	2,294,464

Discontinued operations:
Income (loss) from discontinued operations	-	(125,018)	3,090	(230,913)
Restaurant closure costs	(15,767)	-	(185,316)	-
Gain (loss) on sale of assets	-	(573)	3,412	(3,310)
Loss from discontinued operations before income taxes	(15,767)	(125,591)	(178,814)	(234,223)
Income tax benefit	5,829	46,951	66,192	87,562
Loss from discontinued operations	(9,938)	(78,640)	(112,622)	(146,661)

Net income	$88,750	$375,389	$149,088	$2,147,803

Basic income (loss) per share
Income from continuing operations	$0.03	$0.13	$0.07	$0.67
Loss from discontinued operations	-	(0.02)	(0.03)	(0.04)
Net income	$0.03	$0.11	$0.04	$0.63

Diluted income (loss) per share
Income from continuing operations	$0.03	$0.12	$0.07	$0.63
Loss from discontinued operations	-	(0.02)	(0.03)	(0.04)
Net income	$0.03	$0.10	$0.04	$0.59

Weighted average number of shares outstanding (basic)	3,418,669	3,400,944	3,371,883	3,386,965

Weighted average number of shares outstanding (diluted)	3,463,126	3,633,868	3,438,601	3,647,249

                                  See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended	39 Weeks Ended
	9/30/2007	10/1/2006
Cash flows from operating activities:
Net income	$149,088	$2,147,803
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,544,913	2,276,928
Deferred gain amortization	(156,107)	(156,107)
Loss from discontinued operations	112,622	146,661
Impairment costs	90,858	95,589
Hurricane Rita gain	-	(366,808)
Loss (gain) on sale of assets	199,501	(3,797)
Stock based compensation expense	98,269	44,820
Deferred income taxes (benefit)	(136,793)	374,217
Changes in assets and liabilities:
Royalties receivable	23,832	52,954
Other receivables	33,206	(446,183)
Inventory	(10,348)	35,112
Income taxes receivable/payable	(57,196)	(81,214)
Prepaid and other current assets	(214,942)	(98,473)
Other assets	(97,737)	13,329
Accounts payable	(617,444)	(183,318)
Accrued expenses and other liabilities	(539,721)	(291,007)
Deferred rent and other long-term liabilities	466,032	246,787
Total adjustments	1,738,945	2,551,856
Net cash provided by continuing operations	1,888,033	4,699,659
Net cash used in discontinued operations	(23,336)	(248,496)
Net cash provided by operating activities	1,864,697	4,451,163

Cash flows from investing activities:
Insurance proceeds received from Hurricane Rita loss	-	785,028
Purchase of property, plant and equipment	(3,483,799)	(3,731,652)
Proceeds from sale of property, plant and equipment	5,280	765,000
Business acquisition, net of cash acquired	-	(742,490)
Net cash used in continuing operations	(3,478,519)	(2,924,114)
Net cash provided by (used in) discontinued operations	4,020	(71,824)
Net cash used in investing activities	(3,474,499)	(2,995,938)

Cash flows from financing activities:
Net borrowings under line of credit agreement	3,528,000	450,000
Purchase of treasury stock	(1,628,000)	(261,730)
Excess tax benefit – stock-based compensation expense	7,100	52,462
Exercise of stock options	8,900	502,425
Payments on long-term debt	(500,000)	(2,500,000)
Net cash provided by (used in) financing activities	1,416,000	(1,756,843)

Net decrease in cash	(193,802)	(301,618)

Cash at beginning of period	653,310	788,109

Cash at end of period	$459,508	$486,491

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$240,107	$287,091
Income taxes	$93,000	$774,819

Non-cash financing activities:
Sale of assets for common stock (Note 9)	$218,205	$-

                                 See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation

In the opinion of Mexican Restaurants, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of September 30, 2007, and the consolidated statements of income and cash flows for the 13-week and 39-week periods ended September 30, 2007 and October 1, 2006.  The consolidated statements of income for the 13-week and 39-week periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.  During the interim periods, the Company follows the accounting policies described in the notes to its consolidated financial statements in its Annual Report and Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007.  Reference should be made to such consolidated financial statements for information on such accounting policies and further financial detail.

The consolidated statements of income and cash flows for the 13-week and 39-week periods ended October 1, 2006 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations.  Consequently, the consolidated statements of income and cash flows for the 13-week and 39-week periods ended October 1, 2006 shown in the accompanying consolidated financial statements have been reclassified to conform to the September 30, 2007 presentation. These reclassifications have no effect on total assets, total liabilities, stockholders’ equity or net income.

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

Effective January 1, 2007, the Company adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax position before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state and federal income tax law in reaching its accounting conclusions. As a result, the Company concluded it did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or during the 13 week and 39 week periods ended September 30, 2007.  The adoption of FIN 48 therefore had no impact on the Company’s consolidated financial statements.  See Note 2 for further discussion.

2.            Income Taxes

The provisions of FIN No. 48 have been applied to all of our material tax positions taken through the date of adoption and during the 13 week and 39 week periods ended September 30, 2007.  We have determined that all of our material tax positions taken in our income tax returns met the more likely-than-not recognition threshold prescribed by FIN No. 48.  In addition, we have also determined that, based on our judgment, none of these tax positions meet the definition of “uncertain tax positions” that are subject to the non-recognition criteria set forth in the new pronouncement.  In future reporting periods, if any interest or penalties are imposed in connection with an income tax liability, we expect to include both of these items in our income tax provision.  We also do not believe that it is reasonably possible that the amount of our unrecognized tax benefits will change significantly within the next twelve months.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2003. During fiscal year 2006, the Internal Revenue Service (IRS) examined the Company’s 2004 U.S. income tax return, resulting in the IRS sending a final determination notice of “No Change”, dated June 29, 2006. As a result, the Company concluded it did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or as of the 13 week and 39 week periods ended September 30, 2007.  The adoption of FIN 48 therefore had no impact on the Company’s consolidated financial statements.

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

3.            Stock-Based Compensation

At September 30, 2007, the Company had several equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors. The current plans are the 2005 Long Term Incentive Plan, the 1996 Long Term Incentive Plan, the Stock Option Plan for Non-Employee Directors and the 1996 Manager’s Stock Option Plan. These plans are described in more detail in Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

On August 17, 2007, the Company’s Board of Directors approved restricted stock grants for an aggregate of 20,000 shares to two employees, with one 10,000 share grant vesting over five years and the second 10,000 share grant vesting as follows: 2,000 shares vested on 8/30/07 with the remaining 8,000 shares vesting at 2,000 shares per year over four years.   The Company’s Board also approved an aggregate of 25,000 stock options to two employees with such grants vesting over five years.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price for which the options were sold over the exercise prices of the options.  There were zero and 44,625 stock options exercised in the 13-week periods ending September 30, 2007 and October 1, 2006, respectively.  The Company received cash in the amount of $255,203 in the third quarter of 2006 from the exercise of these options.

As a result of adopting SFAS No. 123(R) on January 2, 2006, income before income taxes, net income and diluted earnings per share for the 13-week period ended October 1, 2006, were lower by $18,688, $11,779 and $0.00 per share, respectively, and for the 39-week period ended October 1, 2006 were lower by $44,820, $28,250 and $0.01 per share, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

4.           Income per Share

Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered.  Prior to the adoption of SFAS No. 123(R), diluted income per share recognized the dilution from all contingently issuable shares, including options and warrants.

Since the adoption of SFAS No. 123(R) in fiscal year 2006, diluted income per share is calculated using the treasury stock method, which considers unrecognized compensation expense as well as the potential excess  tax benefits that reflect the current market price and total compensation expense to be recognized under SFAS No. 123(R). If the sum of the assumed proceeds, including the unrecognized compensation costs calculated under the treasury stock method, exceeds the average stock price, those options would be considered antidilutive and therefore excluded from the calculation of diluted income per share. For the 13-week and 39-week periods ended September 30, 2007, the incremental shares added in the calculation of diluted income per share were 44,457 and 66,718, respectively.   For the 13-week and 39-week periods ended October 1, 2006, the incremental shares added in the calculation of diluted income per share were 232,924 and 260,284, respectively, which affected the determination of diluted income by $0.01 and $0.04 per share, respectively.

5.           Hurricane Rita

During the second quarter of 2006, the Company reached a resolution with its insurance carrier for the Hurricane Rita insurance claim.  As of October 1, 2006 the Company had a receivable due from its insurance carrier of $426,822 and had received proceeds of $785,028.  All insurance proceeds related to this claim were collected prior to the end of fiscal year 2006.

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

On June 29, 2007 the Company entered into a Credit Agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) in order to increase the revolving loan amount available to the Company from $7.5 million to $10 million.  The Wells Fargo Agreement also allows up to $2.0 million in annual stock repurchases.  In connection with the execution of the Wells Fargo Agreement, the Company prepaid and terminated its existing credit facility between the Company and Bank of America.  The Wells Fargo Agreement provides for a revolving loan of up to $10 million, with an option to increase the revolving loan by an additional $5 million, for a total of $15 million.  The Wells Fargo Agreement terminates on June 29, 2010.  At the Company’s option, the revolving loan bears an interest rate equal to either the Wells Fargo’s Base Rate plus a stipulated percentage or LIBOR plus a stipulated percentage.  Accordingly, the Company is impacted by changes in the Base Rate and LIBOR.  The Company is subject to a non-use fee of 0.50% on the unused portion of the revolver from the date of the Wells Fargo Agreement.  The Company has pledged the stock of its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as collateral for its credit facility with Wells Fargo Bank, N.A.  The Wells Fargo Agreement requires the Company to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  As of September 30, 2007, the Company was in compliance with all debt covenants and expects to be in full compliance with all debt covenants during the balance of fiscal year 2007.

7.	Restaurant Closure Costs

For the 13-week and 39-week periods ended September 30, 2007, the Company recorded closure costs of $15,767 and $185,316, respectively, all of which is included in discontinued operations.  These closure costs related primarily to one under-performing restaurant closed in February, 2007 after its lease expired, and to three other restaurants, closed prior to 2007, two of which the Company subleased and the third in which the Company finalized the common area maintenance and property tax billing recently received from the landlord.

8.	Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairments or Disposal of Long-Lived Assets”, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  For the 13-week and 39-week periods ended September 30, 2007, the Company recorded impairment costs of $90,858 related to two under-performing restaurants that are operating in the Houston area. For the 13-week and 39-week periods ended October 1, 2006, the Company recorded impairment costs of $17,458 and $95,589, related to previously closed restaurants in Idaho.

9.	Related Party Transactions

On June 12, 2007, the Company’s Director of Franchise Operations, Mr. Forehand, resigned his position and entered into a five year employment agreement, which provides for a reduced operational role with the Company.  He will continue to serve as a Director and as Vice Chairman of the Company’s Board of Directors.

On June 15, 2007, Mr. Forehand entered into an Asset Purchase Agreement to purchase the assets of the Company’s Casa Olé restaurant located in Stafford, Texas, an under-performing restaurant, for an agreed price of 26,806 shares of the Company’s common stock.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, for a total value of $218,205.  The sale resulted in a loss of $79,015.  The restaurant operations were taken over by Mr. Forehand after the close of business on July 1, 2007.  The Stafford restaurant operates under the Company’s uniform franchise agreement and is subject to a monthly royalty fee.  For the 13-week period ended September 30, 2007, the Company recognized royalty income of $5,061.

On June 13, 2007, Mr. Forehand entered into a Stock Purchase Agreement to sell 200,000 shares of his personally-owned common stock back to the Company.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, and the Company finalized the stock purchase on July 6, 2007.

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

General

The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Tex-Mex Café, Monterey’s Little Mexico, Tortuga Coastal Cantina, Crazy Jose’s, La Señorita and Mission Burritos.  At September 30, 2007 the Company operated 58 restaurants, franchised 19 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

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

                The consolidated statements of income and cash flows for the 13-week and 39-week periods ended October 1, 2006 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations.  Consequently, the consolidated statements of income and cash flows for the 13-week and 39-week periods ended October 1, 2006 shown in the accompanying consolidated financial statements have been reclassified to conform to the September 30, 2007 presentation.  These reclassifications have no effect on total assets, total liabilities, stockholders’ equity or net income.

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

Results of Operations

Revenues.  The Company’s revenues for the third quarter of fiscal year 2007 increased $646,096 or 3.2% to $20.9 million compared with $20.2 million for the same quarter in fiscal year 2006.  Restaurant sales for third quarter 2007 increased $667,962 or 3.3% to $20.7 million compared with $20.0 million for the third quarter of fiscal year 2006.  Approximately half of the increase reflects positive same-store sales.  The other half of the increase in revenue reflects one new restaurant addition and revenues from the Company’s Mission Burritos stores acquired in August 2006.  For the third quarter ended September 30, 2007, Company-owned same-restaurant sales increased approximately 1.8% and franchised-owned same-restaurant sales, as reported by franchisees, increased approximately 5.4%.

      On a year-to-date basis, the Company’s revenue increased $370,683 or 0.6% to $62.2 million compared with $61.9 million for the same 39-week period in fiscal 2006.  Restaurant sales for the 39-week period ended September 30, 2007 increased $553,822 or 0.9% to $61.7 million compared with $61.2 million for the same 39-week period of fiscal 2006. The increase in revenue reflects new restaurant additions and revenues from the Company’s Mission Burritos stores, partially offset by an approximate $1.5 million decline in same-store sales and the loss of sales of one closed restaurant for remodeling.  For the 39-week period ended September 30, 2007, Company-owned same-restaurant sales decreased approximately 2.6% and franchised-owned same-restaurant sales, as reported by franchisees, increased approximately 1.9%.

      For the quarter ended September 30, 2007, franchise fees, royalties and other decreased $21,866 or 11.2% to $173,637 compared with $195,503 for the same quarter a year ago.  The decrease primarily reflects the closure of one franchise location.

     On a year-to-date basis, franchise fees, royalties and other decreased $183,139 or 26.6% to $505,598 compared with $688,737 for the same quarter a year ago.  The decrease primarily reflects business interruption proceeds of $59,621 received during the second quarter ended July 2, 2006 and $80,000 recognition in royalties due to the correction of understated royalty income which was also recorded in the second quarter ended July 2, 2006.

    Costs and Expenses.  Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased as a percent of restaurant sales 110 basis points to 28.6% compared with 27.5% in the third quarter of fiscal year 2006.  The increase primarily reflects higher commodity prices, especially produce, cheese and dry goods.  In April and May of 2007, the Company raised menu prices at most of our concepts in an effort to offset some of the rise in commodity costs.

    On a year-to-date basis, costs of sales increased as a percent of restaurant sales 100 basis points to 28.5% compared with 27.5% for the same 39-week period a year ago.  The increase was due to the same reasons discussed above.

    Labor and other related expenses decreased as a percentage of restaurant sales 40 basis points to 32.5% as compared with 32.9% in the third quarter of fiscal year 2006.  The decrease primarily reflects improved hourly labor utilization.  On a year-to-date basis, labor and other related expense increased as a percentage of restaurant sales 40 basis points to 32.7% compared with 32.3% for the 39-week period a year ago.  The increase primarily reflects the lingering impact of the first quarter of fiscal 2007, which had labor cost of 33.8%, reflecting hourly labor that was not scheduled in proportion to declining same-restaurant sales during that period.  Since the first quarter, labor cost improved to 32.0% in the second quarter and 32.5% in the third.  Labor utilization improvements were approximately the same for both the second and third quarters.  the second quarter benefited from a one-time adjustment to worker's compensation insurance and unemployment tax adjustments related to a policy audit and a refund due to excess funding from the State of Texas Workforce Commission.

    Restaurant operating expenses, which primarily include rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased as a percentage of restaurant sales 30 basis points to 24.6% as compared with 24.3% in the third quarter of fiscal year 2006. The increase primarily reflects higher repair and maintenance expenses and advertising expense.  On a year-to-date basis, restaurant operating expenses increased 160 basis points to 24.7% compared with 23.1% for the 39-week period in fiscal year 2006.  The increase reflects higher property insurance premiums (resulting from perceived greater hurricane threats in the Gulf Coast Region), repair and maintenance, a one-time rent related common area maintenance adjustment and security costs.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations.  As a percentage of total revenue, general and administrative expenses increased 50 basis points to 8.9% for the third quarter of fiscal year 2007 as compared with 8.4% for the third quarter of fiscal year 2006.  In absolute dollars, general and administrative costs were $151,321 higher in the third quarter of fiscal year 2007 compared with the third quarter of fiscal year 2006.  The increase primarily reflects an increase in stock option expense, employee finder fees, legal expenses and consulting fees related to Sarbanes-Oxley required internal control documentation and testing.  On a year-to-date basis, general and administrative expenses increased 40 basis points to 9.1% compared with 8.7% for the 39-week period a year ago.  In absolute dollars, general and administrative costs were $287,282 higher in the 39-week period of fiscal 2007 compared with the 39-week period a year ago.  The increase was due to the same reasons discussed above, and also due to a $31,250 executive search fee recorded in the first quarter of fiscal 2007.

    Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets.  Depreciation and amortization expense increased as a percentage of total sales 20 basis points to 4.1% for the third quarter of fiscal year 2007 as compared with 3.9% the same quarter in fiscal year 2006. Such expense for the third quarter of fiscal year 2007 was $69,702 higher than for the third quarter in fiscal year 2006.  The increase reflects additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.  On a year-to-date basis, depreciation and amortization expenses increased as a percentage of total sales 40 basis points to 4.1% for the 39-week period of fiscal year 2007 as compared with 3.7% the same 39-week period in fiscal year 2006.  The increase was due to the reasons discussed above and the write-off of Bank of America loan costs.

    The Company did not open any new restaurants during the third quarter of 2007. The Company, however, reopened a completely remodeled restaurant (closed for eight weeks during the second quarter of 2007) and incurred $19,994 of pre-opening costs in the second quarter and $2,777 in the third quarter for a total of $22,771 for the 39-week period of 2007. Last year, the Company opened one new restaurant at the end of the first quarter of 2006 and incurred $49,738 in pre-opening costs in the first quarter of 2006 and $14,510 in the second quarter of 2006, for a total of $64,248 for the 39-week period of 2006.

Impairment Costs. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairments or Disposal of Long-Lived Assets”, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  For the 13-week and 39-week periods ended September 30, 2007, the Company recorded impairment costs of $90,858 related to two under-performing restaurants that are operating in the Houston area.  For the 13-week and 39-week periods ended October 1, 2006, the Company recorded impairment costs of $17,458 and $95,589, related to previously closed restaurants in Idaho.

Gain/Loss on Sale of Assets.  During the third quarter of fiscal year 2007, the Company recorded losses of $107,819, primarily related to the loss on disposal of assets of two remodeled restaurants.  Year-to-date, the Company recorded losses of $199,501, reflecting the loss from the two remodeled restaurants  mentioned above and from the sale of one under-performing restaurant to Mr. Forehand, Vice Chairman of the Company, who purchased the assets of the Company’s Casa Olé restaurant located in Stafford, Texas for an agreed price of 26,806 shares of the Company’s common stock.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, for a total value of $218,205.  The Stafford restaurant will operate under the Company’s uniform franchise agreement and is subject to a monthly royalty fee.

    Other Income (Expense).   Net expense increased $42,177 to $125,814 in the third quarter of fiscal year 2007 compared with a net expense of $83,637 in the third quarter of fiscal year 2006.  Interest expense increased $29,826 to $139,056 in the third quarter of fiscal year 2007 compared with interest expense of $109,230 in the third quarter of fiscal year 2006.  On a year-to-date basis, net expense for the 39-week period of fiscal year 2007 increased $86,144 to $320,071 as compared to $233,927 for the 39-week period for fiscal year 2006.  Interest expense increased $54,417 to $362,639 for the 39-week period of fiscal year 2007 compared to interest expense of $308,222 in the 39-week period of fiscal year 2006.  As of September 30, 2007, the Company’s outstanding debt was $6.8 million.  The Company did not incur any additional debt during the third quarter of fiscal year 2007.  During the 39-week period ended September 30, 2007, the Company’s outstanding debt increased $3.0 million resulting from drawing $3.5 million on its line of credit and partially offset by the $0.5 million prepayment of the Beaumont-based franchise restaurant seller notes.  The increase in interest expense reflects the higher average debt outstanding.

    Income Tax Expense. The Company’s effective tax rate from continuing operations for the third quarter of fiscal year 2007 was a benefit of 13.3% as compared to an expense of 30.6% for the third quarter of fiscal year 2006.  On a year-to-date basis, the Company’s effective tax rate from continuing operations for the 39-week period of fiscal year 2007 was 19.6% as compared to 33.3% for the 39-week period for fiscal year 2006.  For the third quarter of fiscal year 2007, the Company had tax credits that were larger than the tax expense resulting in a net tax benefit.  This created a deferred tax asset which will be available to offset future income taxes.  In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter in which they occur.

    Restaurant Closure Costs and Discontinued Operations.  For the 13-week and 39-week periods ended September 30, 2007, the Company recorded closure costs of $15,767 and $185,316, respectively, all of which is included in discontinued operations.  These closure costs related primarily to one under-performing restaurant closed in February, 2007 after its lease expired, and to three other restaurants, closed prior to 2007, two of which the Company subleased and the third in which the Company finalized the common area maintenance and property tax billing recently received from the landlord.

Liquidity and Capital Resources

    The Company met capital requirements for the 39-week period of fiscal year 2007 primarily by drawing on its cash reserves and line of credit.  In the 39-week period for fiscal year 2007, the Company had cash flow from operating activities of $1.9 million, compared with cash flow from operating activities of $4.5 million in the 39-week period of fiscal year 2006.  The decrease in cash flow from operating activities primarily reflects the decrease in operating income.  Financing activities provided $1.4 million in the 39-weeks of fiscal year 2007, in which $3.5 million was drawn from the Company’s line of credit with $1.6 million used for the purchase of 200,000 shares of the Company’s common stock and $0.5 million for the prepayment of the Beaumont-based franchise restaurant seller note, compared to a use of cash of $1.8 million primarily related to long term debt payments in fiscal year 2006.  As of September 30, 2007, the Company had a working capital deficit of approximately $828,000 compared with a working capital deficit of approximately $1.9 million at December 31, 2006 and approximately $2.4 million at October 1, 2006.  A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units.  During the 39-week period ended September 30, 2007, total cash used for capital requirements was approximately $3.5 million, which included approximately $453,000 spent for new PosiTouch point-of-sale register systems for 15 restaurants (all Company-owned restaurants now have PosiTouch) and $1.3 million for restaurant remodels.  The Company did not open any new restaurants during the 39-week period of 2007, but did sign two new leases for Mission Burritos restaurants it plans to open during the first quarter of 2008.  One lease previously signed for a future Casa Olé restaurant was terminated due to the landlord’s failure to perform.  During the 39-week period ended September 30, 2007, the Company completed the remodel of one Casa Olé restaurant at a total cost of approximately $822,000.  Sales for the remodeled Casa Olé restaurant were up over 50% since its reopening.  The Company’s management anticipates that it will spend approximately $1.0 million for capital expenditures during the remainder of fiscal year 2007.

The Company has incurred debt to carry out acquisitions, to repurchase its common stock, to develop new restaurants and to remodel existing restaurants, as well as to accommodate other working capital needs.  During the 39-week period ended September 30, 2007, the Company drew $3.5 million on its line of credit, prepaid the remaining seller note of $500,000 from the Beaumont-based franchise restaurant acquisition in 2004, and repurchased 200,000 shares of the Company’s common stock for $1.6 million.  As of September 30, 2007, the Company had $6.8 million drawn on its line of credit.

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

On June 29, 2007 the Company entered into a Credit Agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) in order to increase the revolving loan amount available to the Company from $7.5 million to $10 million.  The Wells Fargo Agreement also allows up to $2.0 million in annual stock repurchases.  In connection with the execution of the Wells Fargo Agreement, the Company prepaid and terminated its existing credit facility between the Company and Bank of America.  The Wells Fargo Agreement provides for a revolving loan of up to $10 million, with an option to increase the revolving loan by an additional $5 million, for a total of $15 million.  The Wells Fargo Agreement terminates on June 29, 2010.  At the Company’s option, the revolving loan bears an interest rate equal to either the Wells Fargo’s Base Rate plus a stipulated percentage or LIBOR plus a stipulated percentage.  Accordingly, the Company is impacted by changes in the Base Rate and LIBOR.  The Company is subject to a non-use fee of 0.50% on the unused portion of the revolver from the date of the Wells Fargo Agreement.  The Company has pledged the stock of its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as collateral for its credit facility with Wells Fargo Bank, N.A.  The Wells Fargo Agreement requires the Company to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  As of September 30, 2007, the Company was in compliance with all debt covenants and expects to be in full compliance with all debt covenants during the balance of fiscal year 2007.

On May 9, 2005, the Company announced its plan to implement a limited stock repurchase program in a manner permitted under its bank financing agreement.  The Company entered into a repurchase plan designed to comply with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934 under which an agent appointed by the Company determined the time, amount, and price at which purchases of common stock were made, subject to certain parameters established in advance by the Company.  Under this program, the Company purchased shares through the third quarter of fiscal year 2006.  The Company presently has no further authority to repurchase outstanding shares of its common stock under this program.  Shares previously acquired are being held for general corporate purposes, including the offset of the dilutive effect on shareholders from the exercise of stock options.

The Company’s management believes that with its operating cash flow and the Company’s revolving line of credit under the Wells Fargo Agreement, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and new restaurant growth through the next 12 months.  Unless the Company violates a debt covenant, the Company’s credit facility with Wells Fargo is not subject to triggering events that would cause the credit facility to become due sooner than the maturity dates described in the previous paragraphs.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At September 30, 2007, there was $6,828,000 outstanding under our revolving credit facility which currently bears interest at 225 basis points (depending on our leverage ratios) over the London Interbank Offered Rate.  Should interest rates based on these borrowings increase by one percentage point, our estimated quarterly interest expense would increase by $17,070.

Many of the products and the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility.  There are no established fixed price markets for certain commodities such as produce and cheese, and we are subject to prevailing market conditions when purchasing those types of commodities.  For other commodities, we employ various purchasing and pricing contract techniques in an effort to minimize volatility, including fixed price contracts for terms of one year or less and negotiating prices with vendors with reference to fluctuating market prices.  We currently do not use financial instruments to hedge commodity prices, but we will continue to evaluate their effectiveness. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices, or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

We are subject to business risk as our beef and chicken supplies are highly dependent upon four vendors.  If these vendors were unable to fulfill their obligations under their contracts, we may encounter supply shortages and incur higher costs to secure adequate supplies, any of which would harm our business.

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of our management, including the CEO and the CFO, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the period covered by this report.

Changes in Internal Control

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Period	Total Number of Shares Purchased (Note 2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs (Note 1)

1/1/07—4/01/07	0	$0.00	0	$0
4/2/07—7/01/07	200,000	$8.14	0	$0
4/2/07—7/01/07	26,806	$8.14	0	$0
7/2/07—9/30/07	0	$0.00	0	$0

(1)
Under a share repurchase program approved by the Board of Directors of the Company on May 2, 2005, and amended September 7, 2005, the Company was authorized to repurchase up to $2,000,000 in maximum aggregate amount of the Company’s Common Stock (not to exceed repurchases up to $500,000 in any one quarter).  The repurchase program was designed to comply with Rules 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934 under which an agent appointed by the Company was to determine the time, amount, and price at which purchases of common stock were to be made, subject to certain parameters established in advance by the Company.  As of September 30, 2007, the Company has no remaining repurchase authority remaining under this program.

(2)
On June 13, 2007, Mr. Forehand entered into a Stock Purchase Agreement to sell 200,000 shares of his personally-owned common stock back to the Company.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007.  Payment of $1,628,000 was made on July 6, 2007.

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

Mexican Restaurants, Inc.

Dated: November 13, 2007	By: /s/ Curt Glowacki
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2007	By: /s/ Andrew J. Dennard
Andrew J. Dennard
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)