Form 10-K
period 2007-12-30
MEXICAN RESTAURANTS INC
filed 2008-03-26
CIK 1009244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
 FORM 10-K

 (Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-28234

MEXICAN RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0493269
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1135 Edgebrook, Houston, Texas	77034-1899
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  713-943-7574

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes           ☐           No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes☐No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes     ☑     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "accelerated filer”, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                   Accelerated filer ☐                                           Non-accelerated filer ☒          Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq Small Cap Market on July 1, 2007, the last business day of the Registrant’s most recently completed second quarter, was $8,146,834. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

Number of shares outstanding of the Registrant’s Common Stock, as of March 24, 2008: 3,247,016 shares of Common Stock, par value $.01.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Company’s definitive proxy statement in connection with the 2008 Annual Meeting of Shareholders to be held May 28, 2008, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

Mexican Restaurants, Inc.
Table of Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Such forward-looking statements involve known and unknown risks, uncertainties and other facts that may cause the actual results, performance or achievements of Mexican Restaurants, Inc. and its subsidiaries (the “Company”), its restaurants, area developers and franchisees to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following:  general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; area developers’ adherence to development schedules; changes in, or the failure to comply with government regulations; regional weather conditions or weather-related events; construction schedules; and other factors referenced in this Form 10-K.  The use in this Form 10-K of such words as “believes”, “anticipates”, “expects”, “intends”, “plans” and similar expressions with respect to future activities or other future events or conditions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  The success of the Company is dependent on the efforts of the Company, its employees, its area developers, and franchisees and the manner in which they operate and develop stores in light of various factors, including those set forth above.

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

PART I

ITEM 1.                                BUSINESS

General

      Mexican Restaurants, Inc. (the “Company”) operates and franchises full-service Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé®, Monterey’s Tex-Mex Café®, Monterey’s Little Mexico®, Tortuga Coastal Cantina®, La Señorita® and Crazy Jose’s®.  The Company also operates a burrito fast casual concept under the name Mission Burrito™.  The Casa Olé, Monterey, Tortuga, La Señorita, Crazy Jose’s and Mission Burrito concepts have been in business for 36, 53, 14, 29, 21 and 11 years, respectively.  Today the Company operates 58 restaurants, franchises 18 restaurants and licenses one restaurant in various communities across Texas, Louisiana, Oklahoma and Michigan.  The Casa Olé, Monterey, La Señorita and Crazy Jose’s restaurants are designed to appeal to a broad range of customers, and are located primarily in small and medium-sized communities and in middle-income areas of larger markets. The Tortuga Coastal Cantina and Mission Burrito restaurants, which are also designed to appeal to a broad range of customers, are located primarily in the Houston market.  The restaurants offer fresh, quality food, affordable prices, friendly service and comfortable surroundings.  The full-service menus feature a variety of traditional Mexican and Tex-Mex selections, complemented by the Company's own original Mexican-based recipes, designed to have broad appeal.  The Mission Burrito restaurants offer freshly made burritos, tacos, quesadillas, soups, salads, and chips with guacamole and/or chili con queso.   The Company believes that the established success of the Company in existing markets, its focus on middle-income customers, and the skills of its management team provide significant opportunities to realize the value inherent in the Mexican-theme and the burrito fast casual restaurant markets and increase revenues in existing markets.

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

Since its inception as a public company, the Company has primarily grown through the acquisition of other Mexican food restaurant companies.In 1997, the Company purchased all of the outstanding stock of Monterey’s Acquisition Corp. (“MAC”), which at the time of the acquisition owned and operated 26 restaurants in Texas and Oklahoma under the names “Monterey’s Tex-Mex Café,” “Monterey’s Little Mexico” and “Tortuga Coastal Cantina”.

In 1999, the Company purchased 100% of the outstanding stock of La Señorita Restaurants, a Mexican restaurant chain operated in the State of Michigan.  At the time of the acquisition, La Señorita operated five company-owned restaurants, and three franchise restaurants.

       In January 2004, the Company purchased eight Casa Olé restaurants located in Southeast Texas, two Casa Olé restaurants located in Southwest Louisiana, and three Crazy Jose’s restaurants located in Southeast Texas from its Beaumont-based franchisee and affiliates for a total consideration of approximately $13.75 million.

In October 2004, the Company purchased one franchise restaurant in Brenham, Texas for approximately $215,000.  The restaurant was closed, remodeled and re-opened on November 22, 2004.

In August 2006, the Company purchased two Houston-area Mission Burrito restaurants, a burrito fast casual concept, and related assets for a total consideration of approximately $725,000, excluding acquisition costs.

Strategy and Concept

The Company’s objective is to be perceived as a regional, value leader in the Mexican theme segment of the casual dining marketplace and as a regional player in the burrito fast casual segment.  To accomplish this objective, the Company has developed strategies designed to achieve and maintain high levels of customer loyalty, frequent patronage and profitability.  The key strategic elements are:

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

Menu.  The Company’s restaurants offer high-quality products with a distinctive, yet mild taste profile with mainstream appeal.  Fresh ingredients are a critical recipe component, and the majority of the menu items are prepared daily in the kitchen of each restaurant from original recipes.

The casual dining menus feature a wide variety of entrees including enchiladas, combination platters, burritos, fajitas, coastal seafood and other house specialties.  The menus also include soup, salads, appetizers and desserts.  From time to time the Company also introduces new dishes designed to keep the menus fresh.  Alcoholic beverages are served as a complement to meals and represent a range from less than 5% of sales at its more family-oriented locations to up to 20% in its more casual-oriented dining locations.  At Company-owned restaurants the dinner menu entrees presently range in price from $4.99 to $23.99, with most items priced between $6.65 and $12.99.  Lunch prices at most Company-owned restaurants presently range from $4.95 to $8.49.

The burrito fast casual menu features a more limited variety of entrees including burritos (wrapped in flour tortilla or in a bowl), tacos, quesadillas, soups, salads, chips with guacamole and/or chili con queso.  The menu entrees presently range in price from $2.75 to $7.75.  Alcoholic beverages are served as a complement to meals and represent less than 2% of sales.

Atmosphere and Layout.  The Company’s full-services restaurants emphasize an attractive design for each of its restaurants.  The typical restaurant has an inviting and interesting Mexican exterior.  The interior decor is comfortable Mexican in appearance to reinforce the perceived value of the dining experience.  Stucco, tile floors, carpets, plants and a variety of paint colors are integral features of each restaurant’s decor.  These decor features are incorporated in a floor plan designed to provide a comfortable atmosphere.  The Company’s restaurant designs are sufficiently flexible to accommodate a variety of available sites and development opportunities, such as malls, end-caps of strip shopping centers and free standing buildings, including conversions to the Company’s restaurant design.  The restaurant facility is also designed to serve a high volume of customers in a relatively limited period of time.  The Company's restaurants typically range in size from approximately 4,000 to 5,600 square feet, with an average of approximately 4,500 square feet and a seating capacity of approximately 180.

The Company’s two fast-casual Mission Burrito restaurants are approximately 2,000 and 3,000 square feet, respectively.  Both restaurants have extensive patios that offer additional outdoor seating.  The Company has developed a prototype Mission Burrito design that is approximately 2,750 square feet with an indoor seating capacity of approximately 80.  The new prototype also includes a patio that offers additional outdoor seating.  The interior decor has a casual dining atmosphere that distinguishes it from other burrito concepts.  The design is sufficiently flexible to accommodate a variety of available sites and development opportunities; however, the Company will focus mostly on end-caps of shopping centers, town centers and life style centers developments.

Growth Strategy

Over the last four fiscal years, the Company has focused its energies to assimilate two acquisitions (13 restaurants bought in 2004 from a franchisee and two Mission Burrito restaurants acquired in 2006), to develop new prototypes for our Casa Olé and Monterey’s restaurants and to initiate a program of remodeling several of our existing restaurants each year.

In August 2006 the Company acquired two burrito fast-casual Mission Burrito restaurants located in Houston, Texas.  The concept was established eleven years ago and has a very loyal customer base.  Since the Mission Burrito acquisition, the Company has spent considerable time and attention planning for the future growth and positioning of the concept.  During fiscal year 2007, the Company hired a senior vice president to lead the growth of Mission Burrito and a senior marketing consultant to work exclusively on building the Mission Burrito brand.  In February 2008, the Company opened its first Mission Burrito prototype in Katy, Texas.  The restaurant is approximately 2,750 s.f. and cost approximately $525,000, net of landlord contributions.  To date, sales have exceeded expectations.

For the foreseeable future, the Company has decided to focus its growth primarily on Mission Burrito.  If the new prototype is any indication, the cost of building a Mission Burrito will be approximately 65% of the cost of building a new Casa Olé restaurant.  Although it will be a few years before the Company can measure the actual cash on cash return on investment, based on the prototype cost and the sales forecast, the Company believes the Mission Burrito concept will provide a better return on investment than building either Casa Olé or Monterey’s restaurants.  In fiscal year 2008, the Company plans to open three Mission Burrito restaurants and lay the groundwork for opening five in fiscal year 2009.

The Company believes that the unit economics of the various restaurant concepts of the Company, as well as their value orientation and focus on middle income customers, provides significant potential opportunities for growth.  The Company’s long-standing strategy to capitalize on these growth opportunities has been comprised of three key elements:

Improve Same-Restaurant Sales and Profits.  The Company’s goal is to improve the sales and controllable income of existing restaurants (controllable income consists of restaurant sales less food and beverage expenses, labor and controllable expenses, such as utilities and repair and maintenance expenses, but excludes advertising and occupancy expenses).  This is accomplished through an emphasis on restaurant operations, coupled with improving marketing, purchasing and other organizational efficiencies (see “Restaurant Operations” below).  Substantial increases in commodity costs, repair and maintenance and property and casualty insurance premiums had a marked impact on our operating results to the extent such increases could not be passed along to customers.  There can be no assurance that the Company will not experience the same inflationary impact in fiscal year 2008.  If operating expenses increase, our management intends to attempt to recover increased costs by increasing prices to the extent deemed advisable in light of competitive conditions.

During fiscal year 2008, the Company’s goal is to improve sales and profitability so that it can maximize free cash flow, which it will use to pay off debt, remodel existing restaurants, build new restaurants, acquire existing franchise restaurants and to make repurchases of its common stock when it determines such repurchases are a prudent use of its capital.

Seek Strategic Acquisitions.   Since its inception as a public company, the Company has primarily grown through the acquisition of other Mexican food restaurant companies, making four acquisitions since 1996.  The Company anticipates it will continue to selectively acquire existing franchised restaurants from time to time when such opportunities arise (see “Franchising” below).  Although the Company is focused primarily on growing the Mission Burrito concept, the Company will continue to review potential strategic acquisitions within the Mexican food restaurant industry that would complement its existing corporate culture.

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

The restaurant industry is a competitive and fragmented business.  Moreover, the restaurant industry is characterized by a high initial capital investment.  Our focus is not on new restaurant expansion just to generate additional sales, but a balanced approach that emphasizes same-restaurant sales growth and selective new restaurant development and acquisitions of existing franchise restaurants.  During fiscal year 2007, the Company did not open new restaurants but did extensively remodel one restaurant and modestly remodeled or made improvements to three existing restaurants.  The Company plans to build and open three new Mission Burrito restaurants in fiscal year 2008, as well as significantly remodel one existing restaurant.

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

The Company believes that a sufficient number of suitable sites are available for contemplated Company and franchise development in existing markets.  Based on its current planning and market information, the Company plans to open three new Mission Burrito restaurants in fiscal year 2008.  The anticipated investment for a 2,750 square foot restaurant lease space, including equipment, signage, site work, furniture, fixtures and decor ranges between $500,000 and $600,000.  Additionally, training and other pre-opening costs are anticipated to approximate $25,000 to $35,000 per location.  The cost of developing and operating a Company restaurant can vary based upon fluctuations in land acquisition and site improvement costs, construction costs in various markets, the size of the particular restaurant and other factors.  Although the Company anticipates that development costs associated with near-term restaurants will range between $500,000 and $600,000, there can be no assurance of this.

Restaurant Operations

Management and Employees. The management staff of each casual dining restaurant is responsible for managing the restaurant's operations.  Each Company-owned restaurant operates with a general manager, one or more assistant managers and a kitchen manager or a chef.  Including managers, restaurants have an average of 50 full-time and part-time employees.

The management staff of each Mission Burrito restaurant is responsible for managing the restaurant's operations.  Each restaurant operates with a general manager and one or more assistant managers.  Including managers, restaurants have an average of 20 full-time and part-time employees.

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

As of December 30, 2007, the Company employed 2,395 people, of whom 2,333 were restaurant personnel at the Company-owned restaurants and 62 were corporate personnel.  The Company considers its employee relations to be good.  Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis.  The Company’s employees are not covered by a collective bargaining agreement.

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

Marketing and Advertising.  The Company believes that when media penetration is achieved in a particular market, investments in radio and television advertising can generate significant increases in revenues in a cost-effective manner.  During fiscal year 2007, the Company spent approximately 3.1% of restaurant revenues on various forms of advertising and plans to spend a comparable amount in fiscal year 2008.  Besides radio and television, the Company makes use of in-store promotions, involvement in community activities, and customer word-of-mouth to maintain their performance.

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

Franchising

The Company currently has nine franchisees operating a total of 18 restaurants and one licensee operating one restaurant.  Most franchisees operate one or two restaurants.  No new franchise restaurants were opened during fiscal 2007, but one company-owned restaurant was sold to Larry Forehand, a Director and Vice Chairman of the Company’s Board of Directors.  See “Footnote (10) Related Party Transactions".

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

Franchise Agreements. The Company enters into a franchise agreement with each franchisee that grants the franchisee the right to develop a single store within a specific territory at a site approved by the Company.  The franchisee then has limited exclusive rights within the territory.  Under the Company's current standard franchise agreement, the franchisee is required to pay a franchise fee of $25,000 per restaurant.  The current standard franchise agreement provides for an initial term of 15 years (with a limited renewal option) and payment of a royalty of 3% to 5% of gross sales.  The termination dates of the Company's franchise agreements with its existing franchisees currently range from 2008 to 2015.  The Company is updating its Franchise Agreement.  Under the new Franchise Agreements, the termination dates will range from 2008 to 2018.  There are five franchises that are currently on a month-to-month basis until we have approved the new Franchise Agreement.

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

Competition

The restaurant industry is intensely competitive.  Competition is based upon a number of factors, including concept, price, location, quality and service.  The Company competes against a broad range of other family dining concepts, including those focusing on various other types of ethnic food, as well as local restaurants in its various markets.  The Company also competes against other quick service, fast casual and casual dining concepts within the Mexican and Tex-Mex food segment.  Many of the Company's competitors are well established and have substantially greater financial and other resources than the Company.  Some of the Company's competitors may be better established in markets where the Company’s restaurants are or may be located.  Also, the Company competes for qualified franchisees with franchisors of other restaurants and various other concepts.

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

Government Regulation

Each restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments relating to the development and operation of restaurants.  These include regulations pertaining to the environmental, building and zoning requirements in the preparation and sale of food.  The Company is also subject to laws governing the service of alcohol and its relationship with employees, including minimum wage requirements, overtime, working conditions and immigration requirements.  If the Company fails to comply with existing or future laws and regulations, it could be subject to governmental or judicial fines or sanctions.    The Company believes that it is operating in substantial compliance with applicable laws and regulations that govern its operations. Difficulties or failures in obtaining the required construction and operating licenses, permits or approvals could delay or prevent the opening of a specific new restaurant.

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

Trademarks, Service Marks and Trade Dress

The Company believes its trademarks, service marks and trade dress have significant value and are important to its marketing efforts.  It has registered the trademarks for “Casa Olé”, “Casa Olé Mexican Restaurant”, “Monterey’s Tex-Mex Café”, “Monterey’s Little Mexico”, “Tortuga Cantina”,  “La Señorita”, “Crazy Jose’s” and a pending national registration for “Mission Burrito”  with the U.S. Trademark Office.

Available Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, it files reports, proxy and information statements and other information with the Securities and Exchange Commission ("SEC").  The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the Company’s Web site at www.mexicanrestaurantsinc.com.  Reports are available free of charge as soon as reasonably practicable after the Company electronically files them with, or furnishes them to, the SEC.  In addition, the Company's officers and directors file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of the Company's securities, which are available on the SEC's Internet site at www.sec.gov.  The Company is not including this or any other information on its Web site as part of, nor incorporating it by reference into, this Form 10-K or any of its other SEC filings.  In addition to the Company’s Web site, you may read and copy public reports the Company files with or furnishes to the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains the Company's reports, proxy and information statements, and other information that the Company files electronically with the SEC at www.sec.gov.

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

Cost Pressures May Adversely Impact Our Net Income. The Company believes that certain cost pressures impacted net income during fiscal year 2007.  Substantial increases in food commodity prices, repair and maintenance and property and casualty insurance costs had a marked impact on our operating results to the extent such increases could not be passed along to customers.  There can be no assurance that the Company will not experience the same cost pressures in 2008.  If operating expenses increase, our management intends to attempt to recover increased costs by increasing prices to the extent deemed advisable in light of competitive conditions.

Increases in the minimum wage may have a material adverse effect on our business and financial results.  Many of our employees are subject to various minimum wage requirements.  On July 24, 2007, the federal minimum wage increased from $5.15 to $5.85 per hour.  The Company estimated that the increase in the federal minimum wage impacted labor cost approximately $7,000 per week.  Future federal minimum wage increases are scheduled to increase to $6.55 per hour on July 24, 2008 and to $7.25 per hour on July 24, 2009.  The minimum wage increases may have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent that the Company cannot increase menu prices.

Changes in food costs could negatively impact our revenues and results of operations.  The Company’s profitability is dependent in part on our ability to anticipate and react to changes in food costs. Other than for a portion of our produce, which is purchased locally by each restaurant, the Company relies on Ben E. Keith Company as the primary  distributor of our ingredients.  Ben E. Keith Company is a privately held corporation that is part of a cooperative of independent food distributors (Unipro) located throughout the nation. The Company has an exclusive contract with Ben E. Keith Company on terms and conditions which it believes are consistent with those made available to similarly situated restaurant companies.  Any increase in distribution prices by Ben E. Keith Company could cause the Company’s food costs to fluctuate.  Additional factors beyond the Company’s control, including adverse weather conditions and governmental regulation, may affect food costs.  The Company may not be able to anticipate and react to changing food costs through its purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact its revenues and results of operations.

Rising Insurance Costs Could Negatively Impact Our Profitability.  The Company is insured against a variety of uncertainties.  While the cost of certain insurance coverages increased in 2007, it was able to negotiate lower premium costs for other insurance coverages, and in general, was able to minimize the overall increase and impact of all total insurance costs to the Company.  Nevertheless, the increase in property and casualty premiums did have a negative impact on the Company’s profitability in fiscal year 2007.  Each year, the Company renews its insurance coverages.  While the Company tries to be proactive in its efforts to control insurance costs, market forces beyond its control may thwart its ability to manage these costs.  The Company expects insurance premiums for property and casualty insurance to continue to increase in light of the impact of hurricanes on the Texas and Louisiana Gulf Coast.

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

       An Increase In Our Interest Rates May Adversely Impact Net Income.    We are subject to interest rate fluctuations under the terms of our outstanding bank debt with Wells Fargo Bank, N.A.   The interest rate is either the prime rate or LIBOR plus a stipulated percentage.  Accordingly, the Company is impacted by changes in the prime rate and LIBOR.  As of December 30, 2007, the Company had $6.4 million outstanding on our credit facility with Wells Fargo.

Our Financial Covenants Could Adversely Affect Our Ability to Borrow.  Under our current credit agreement with Wells Fargo Bank, N.A., the Company is subject to certain reporting requirements and financial covenants, including requirements that the Company maintain various financial ratios.  As of December 30, 2007, the Company was in compliance with all debt covenants.  Although the Company is currently in compliance with such financial covenants, an erosion of its business could place it out of compliance in future periods.  Potential remedies for the lender if the Company is not in compliance include declaring all outstanding amounts immediately payable, terminating commitments and enforcing any liens.  See “Note 3, Long-term Debt, of Notes to Consolidated Financial Statements”.

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

Our Management and Directors Hold a Majority of the Common Stock.  Approximately 64.8% of our Common Stock and rights to acquire Common Stock are beneficially owned or held by Larry N. Forehand, The D3 Family Funds (with which Cara Denver, one of our directors, is affiliated), Michael D. Domec and Louis P. Neeb, directors and/or executive officers or affiliates thereof.  As a result, these individuals have substantial control over matters requiring shareholder approval, including the election of directors.

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

Changes in General Economic and Political Conditions Affect Consumer Spending and May Harm Our Revenues and Operating Results.  With a few exceptions, most of the restaurant industry’s casual dining segment experienced a slow down or negative same-store sales and tighter profit margins in 2007.  The forecast for 2008 continues to be cautious, calling for an economic slow-down or recession.  A few economic conditions that could impact the economy and our operating results are: rising fuel and energy costs could reduce consumers’ level of discretionary spending; a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues.  Additionally, the continued responses to the terrorist attacks on the United States, possible future terrorist attacks and the conflict in Iraq and its aftermath may exacerbate current economic conditions and lead to a weakening in the economy.  Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                         PROPERTIES

In fiscal year 2007, the Company's executive offices were located in approximately 10,015 square feet of office space in Houston, Texas.  The offices are currently leased by the Company from Gillett Properties, Ltd., under a gross lease (where the landlord pays utilities and property taxes) expiring in December 2009, with rental payments of $11,000 per month.  Due to severe foundation and structural issues, the Company hired a commercial real estate broker to search for new executive office space.  The Company anticipates finding and moving into new executive offices sometime during fiscal year 2008 or fiscal year 2009.  The Company believes that its properties are generally well maintained, in good condition and adequate for its operations.  Further, the Company believes that suitable additional or replacement space under comparable terms will be available if required.

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

All of the Company-owned restaurants are leased.  During fiscal year 2007, the Company subleased a previously closed restaurant and assigned one lease as part of the sale of one company-owned restaurant to Larry Forehand, a Director and Vice Chairman of the Company’s Board of Directors.  See “Footnote (10) Related Party Transactions".

During fiscal year 2007, the Company did not open any new restaurants.  The Company did, however, extensively remodel one existing restaurant and modestly remodeled or made improvements to three existing restaurants.

Restaurant Locations

At December 30, 2007, the Company had 58 Company-operated restaurants, 18 franchise restaurants and one licensed restaurant.  As of such date, the Company operated and franchised 42 Casa Olé restaurants in the State of Texas and four in the State of Louisiana; operated five Monterey’s Tex-Mex Café restaurants in the State of Oklahoma; operated and licensed 11 Monterey’s Little Mexico restaurants in the State of Texas; operated four Tortuga Coastal Cantina restaurants in the State of Texas; operated three Crazy Jose’s in the State of Texas, operated two Mission Burritos in the State of Texas and also operated and franchised six La Señorita restaurants in the State of Michigan.  The Company’s portfolio of restaurants at December 2007 is summarized below:

Casa Olé
	Company-operated	29	Leased
	Franchisee-operated	17
	Concept total	46

Monterey’s Tex-Mex Café
	Company-operated	5	Leased
	Concept total	5

Monterey’s Little Mexico
	Company-operated	10	Leased
	Licensee-operated	1
	Concept total	11

Tortuga Coastal Cantina
	Company-operated	4	Leased
	Concept total	4
La Señorita
	Company-operated	5	Leased
	Franchisee-operated	1
	Concept total	6
Crazy Jose’s
	Company-operated	3	Leased
	Concept total	3

Mission Burrito
	Company-operated	2	Leased

	System total	77

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 30, 2007.

PART II

ITEM 5.                  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. The Company’s Common Stock trades on the Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol “CASA.”  At March 24, 2008, the closing price of the Company’s Common Stock as reported on the Nasdaq Small Cap Market was $5.85.  The following table sets forth the range of quarterly high and low reported sale prices of the Company’s Common Stock on the Nasdaq Small Cap Market during each of the Company’s fiscal quarters since the end of the Company’s 2005 fiscal year.

	HIGH	LOW

Fiscal Year 2008:
First Quarter (through March 24, 2008)	6.51	5.11

Fiscal Year 2007:
First Quarter (ended April 1, 2007)	11.70	9.32
Second Quarter (ended July 1, 2007)	9.60	7.60
Third Quarter (ended September 30, 2007)	8.37	6.36
Fourth Quarter (ended December 30, 2007)	7.57	4.75

Fiscal Year 2006:
First Quarter (ended April 2, 2006)	13.33	10.00
Second Quarter (ended July 2, 2006)	13.50	9.14
Third Quarter (ended October 1, 2006 )	11.00	9.64
Fourth Quarter (ended December 31, 2006 )	11.99	9.90

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following performance graph compares the cumulative return of the Common Stock with that of the Nasdaq Composite Index and the Standard & Poors Small Cap Restaurants Index assuming in each case an initial investment of $100 at December 31, 2002.

Holders. As of March 14, 2008, the Company estimates that there were approximately 700 beneficial owners of the Company’s Common Stock, represented by approximately 46 holders of record, and 3,247,016 shares of Common Stock outstanding.

Issuer Purchases.  The Company did not repurchase any shares of its Common Stock during the fourth quarter of 2007, but did purchase 25,290 shares during the first three quarters of fiscal year 2006.  In addition, in July 2007 the Company repurchased 200,000 shares from Larry Forehand, the Company’s former Franchise Director and member of the Board of Directors, for $8.14 per share pursuant to a purchase agreement dated June 13, 2007.  In July 2007 the Forehand Limited Partnership, an entity affiliated with Mr. Forehand, delivered 26,806 shares of Common Stock (valued at $8.14 per share, the ten-day weighted average stock price at June 12, 2007) to the Company as consideration for the purchase of the assets of the Company’s Casa Olé restaurant in Stafford, Texas, and entered into a franchise agreement with the Company with respect to the restaurant.

Dividends.  Since its 1996 initial public offering, the Company has not paid cash dividends on its Common Stock.  The Company intends to retain earnings of the Company to support operations, to finance expansion and pay down its debt, and does not intend to pay cash dividends on the Common Stock for the foreseeable future.  In addition, the Company’s current credit agreement prohibits the payment of any cash dividends.  Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company’s financial condition, the ability to do so under then-existing credit agreements and other factors deemed relevant by the Board of Directors.  See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources) contained in Item 7 to this Report.

ITEM 6.                      SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Consolidated Financial Statements and the related Notes thereto included in Item 8, hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7, hereof.

	Fiscal Years
	(In thousands, except share and per share amounts)

	2003	2004	2005	2006	2007
Income Statement Data:
Revenues:
Restaurant sales	$49,737	$73,499	$76,356	$80,805	$81,380
Franchise fees, royalties and other	1,139	753	694	825	710
Business interruption	--	--	534	60	--
	50,876	74,252	77,584	81,690	82,090
Costs and expenses:
Cost of sales	13,678	20,311	20,757	22,259	23,366
Restaurant operating expenses	27,981	40,414	42,433	45,318	46,550
General and administrative	5,306	6,587	6,942	7,717	7,472
Depreciation and amortization	1,847	2,114	2,653	3,102	3,417
Asset impairments	266	322	-	448	100
Gain on disposal of assets - Hurricane Rita	--	--	(472)	(367)	--
(Gain) loss on sale of assets	(292)	180	368	30	208
	48,786	69,928	72,681	78,507	81,113

Operating income	2,090	4,324	4,903	3,183	977
Other income (expense), net	(97)	(459)	(404)	(303)	(443)

Income before income tax expense	1,993	3,865	4,499	2,880	534

Income tax expense	722	1,280	1,486	901	79
Income from continuing operations	1,271	2,585	3,013	1,979	455

Discontinued Operations
Loss from discontinued operations, net of taxes	(2,306)	(824)	(696)	(841)	(106)

Net income (loss)	$(1,035)	$1,761	$2,317	$1,138	$349

	2003	2004	2005	2006	2007
Basic income (loss) per share:
Income from continuing operations	$0.37	$0.76	$0.88	$0.58	$0.13
Loss from discontinued operations	(0.68)	(0.24)	(0.20)	(0.25)	(0.03)
Net income (loss)	$(0.31)	$0.52	$0.68	$0.33	$0.10

Diluted income (loss) per share:
Income from continuing operations	$0.37	$0.71	$0.82	$0.56	$0.13
Loss from discontinued operations	(0.68)	(0.23)	(0.19)	(0.24)	(0.03)
Net income (loss)	$(0.31)	$0.48	$0.63	$0.32	$0.10

Weighted average shares – Basic	3,384,605	3,388,489	3,415,806	3,402,207	3,339,280

Weighted average shares – Diluted	3,384,605	3,634,849	3,700,876	3,521,587	3,430,276

	As of the End of Fiscal Years
	2003	2004	2005	2006	2007
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$(2,669)	$(1,359)	$(1,632)	$(1,928)	$(911)
Total assets	$25,861	$32,326	$33,137	$33,276	$34,356
Long-term debt, less current portion	$1,775	$6,000	$4,500	$3,800	$6,400
Total stockholders’ equity	$15,954	$17,868	$18,884	$20,573	$19,265

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

General Overview

The Company was organized under the laws of the State of Texas in February 1996.  Pursuant to the reorganization of the Company in preparation for its 1996 initial public offering of Common Stock, the shareholders of related prior corporations contributed to the Company all outstanding shares of capital stock of each corporation, and the Company issued to such shareholders in exchange for an aggregate of 2,732,705 shares of its Common Stock.  The exchange transaction was completed in April 1996, and, as a result, the corporations became wholly-owned subsidiaries of the Company, and each shareholder of the Company received a number of shares of Common Stock in the Company.

The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Tex-Mex Café, Monterey’s Little Mexico, Tortuga Coastal Cantina, Crazy Jose’s and  La Señorita.  The Company also operates fast casual burrito restaurants under the name Mission Burrito.  At December 30, 2007 the Company operated 58 restaurants, franchised 18 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

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

The consolidated statements of income and cash flows for fiscal years 2007, 2006 and 2005 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations.  Consequently, the consolidated statements of income and cash flows for fiscal years 2006 and 2005 shown in the accompanying consolidated financial statements have been reclassified to conform to the 2007 presentation.  These reclassifications had no effect on total assets, total liabilities, stockholders’ equity or net income.

Fiscal Year

The Company has a 52/53 week fiscal year ending on the Sunday nearest December 31.  References in this Report to fiscal 2005, 2006 and 2007 relate to the periods ended January 1, 2006, December 31, 2006, and December 30, 2007, respectively.  Fiscal years 2005, 2006 and 2007, presented herein consisted of 52 weeks.

Results of Operations

Fiscal Year 2007 Compared to Fiscal Year 2006 as Adjusted for Discontinued Operations

Revenues.    The Company’s revenues for the fiscal year ended December 30, 2007 were up $400,537 or 0.5% to $82.1 million compared with fiscal year 2006.  Restaurant sales for fiscal year 2007 increased $574,879 or 0.7% to $81.4 million compared with fiscal year 2006.  The increase in restaurant sales reflects the full year impact of one restaurant opened in fiscal year 2006 and the acquisition of Mission Burrito (two restaurants), offset in part by a 1.8% decline in same-restaurant sales.  For the fourth quarter 2007, same-store sales were up 0.6%.

Franchise fees, royalties and other for the fiscal year ended December 30, 2007 was down $114,721 or 13.9% to $710,394 compared with fiscal year 2006.  Fiscal year 2006 included the recognition of $80,000 in royalties due to a correction of understated royalty income over the 16 previous quarters.   For the fiscal year 2007, franchised-owned same-store sales, as reported by franchisees, increased approximately 2.97%.

In fiscal year 2006, the Company recorded $59,621 of business interruption proceeds related to its Hurricane Rita insurance claim.

Costs and Expenses.  Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased as a percent of restaurant sales 120 basis points to 28.7% compared with 27.5% in fiscal year 2006.  The increase primarily reflects higher commodity prices, especially produce, cheese and dry goods.  The increase also reflects a one time adjustment of $100,000 to cost of sales to correct for rebates the Company mistakenly recorded as its own that should have been paid to franchisees.

Labor and other related expenses increased as a percentage of restaurant sales 20 basis points to 32.5% compared with 32.3% for fiscal year 2006.  The increase primarily reflects the lingering impact of the first quarter of fiscal 2007, which had labor cost of 33.7%, reflecting hourly labor that wasn’t scheduled in proportion to declining same-restaurant sales.  Since the first quarter of 2007, labor cost improved to 32.0% in the second quarter, 32.5% in the third quarter and 31.7% in the fourth quarter.  Since the first quarter, labor utilization improvements were approximately the same for all three quarters.  The second quarter benefited from a one time adjustment to worker’s compensation insurance and unemployment tax adjustments related to a policy audit and a refund due to excess funding from the State of Texas Workforce Commission.

Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased in fiscal year 2007 as a percentage of restaurant sales 110 basis points to 24.7% as compared with 23.6% in fiscal year 2006.  The increase primarily reflects higher property and casualty insurance expense, which is directly attributable to severe weather associated with the United State’s Gulf Coast region, higher repair and maintenance expense, rents and advertising.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations.  General and administrative expenses decreased 30 basis points as a percentage of total sales to 9.1% compared with 9.4% for fiscal year 2006.  Actual general and administrative expenses decreased $245,030.  The decrease primarily reflects lower vested option expense which was partially offset by higher legal expenses, employee finder fees and consulting fees related to Sarbanes-Oxley required internal control documentation and testing.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of other assets.  Depreciation and amortization expense increased as a percentage of total revenues 40 basis points to 4.2% in fiscal year 2007 as compared with 3.8% in fiscal year 2006.  Actual depreciation and amortization expense increased $315,720 in fiscal year 2007 compared with fiscal year 2006.  The increase reflects additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

During fiscal year 2007, the Company incurred $23,947 in pre-opening expenses related to the reopening of a remodeled restaurant.  In fiscal year 2006, the Company spent $108,847 in pre-opening expenses related to the opening of two new restaurants.

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

During fiscal year 2007, the Company expensed $99,978 to impair the assets of two under-performing restaurants.  During fiscal year 2006, the Company expensed $447,903 to impair the assets of two under-performing restaurants.  The Company also expensed real estate broker commissions related to the sale of one subleased restaurant and for future broker commissions related to two other subleased restaurants.

Gain on Disposal of Assets – Hurricane Rita.  On September 24, 2005, Hurricane Rita hit the Gulf Coast area, affecting a number of the Company’s restaurants in that region.  The Company subsequently hired an insurance consulting firm to assist management with the filing of the Company’s insurance claim.  During the second quarter of 2006, the Company finalized negotiations with its insurance carrier for the hurricane insurance claim.  Also, during fiscal year 2006, the Company capitalized $511,236 in asset cost expenditures related to damaged property in the consolidated balance sheets, and recognized in the consolidated statement of income $366,808 as a gain and $59,621 as business interruption revenue from the insurance claim.  As of December 31, 2006, the Company has collected all receivables related to its hurricane insurance claim.

(Gain) Loss on Sale of Assets.   During fiscal year 2007, the Company recorded a loss on the sale of assets of $207,517, reflecting the loss from two remodeled restaurants and from the sale of one under-performing restaurant to Mr. Forehand, Vice Chairman of the Company, who purchased the assets of the Company’s Casa Olé restaurant located in Stafford, Texas for an agreed price of 26,806 shares of the Company’s common stock.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, for a total value of $218,205.  The Stafford restaurant operates under the Company’s uniform franchise agreement and is subject to a monthly royalty fee.  During fiscal year 2006, the Company recorded a loss of $29,591 due to the disposition of miscellaneous assets.

Other Income (Expense).   Net expense increased $139,487 to $442,801 in fiscal year 2007 compared with a net expense of $303,314 in fiscal year 2006.  Interest expense increased $109,312 to $499,851 in fiscal year 2007 compared with interest expense of $390,539 in fiscal year 2006, reflecting an increase in outstanding debt.

Income Tax Expense. The Company’s effective tax rate from continuing operations for fiscal year 2007 was 14.8% as compared to 31.3% for fiscal year 2006.  In fiscal year 2007, the Company had significantly lower pretax income from continuing operations compared to fiscal year 2006. In both years, the permanent differences were approximately the same, resulting in the lower effective tax rate in fiscal year 2007. Certain permanent differences result in tax credits.  In fiscal year 2007, the Company was not able to use all of its current year tax credits, but those tax credits of $268,386 can be carried forward for an indefinite period to reduce future federal regular income taxes.

Discontinued Operations.  In fiscal year 2007, the Company closed one under-performing restaurant in February, 2007 after its lease expired incurring losses from discontinued operations, net of taxes, of $106,622 pursuant to Statement on Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In fiscal year 2006, the Company closed four underperforming restaurants incurring losses from discontinued operations, net of taxes, of $840,804.

The circumstances and testing leading to an impairment charge were determined in accordance with SFAS No. 144 which requires that property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Fiscal Year 2006 Compared to Fiscal Year 2005 as Adjusted for Discontinued Operations

Revenues.    The Company’s revenues for the fiscal year ended December 31, 2006 were up $4.1 million or 5.3% to $81.7 million compared with fiscal year 2005.  Restaurant sales for fiscal year 2006 increased $4.5 million or 5.8% to $80.8 million compared with fiscal year 2005.  The increase in restaurant sales reflects the opening of two new restaurants, the full year impact of one restaurant opened in fiscal year 2005, and the acquisition of Mission Burrito (two restaurants) in mid 2006, offset in part by a 0.9% decline in same-restaurant sales.

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

Costs and Expenses.  Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased as a percent of restaurant sales 30 basis points to 27.5% compared with 27.2% in fiscal year 2005.   The increase primarily reflects the lower than standard cost of sales experienced during the fourth quarter of fiscal year 2005, which was in the aftermath of Hurricane Rita.  During the fourth quarter of fiscal 2005 restaurants re-opened in the hurricane-impacted region with limited menus offering primarily low food cost items, which had a significant impact on cost of sales both for the quarter and year-to-date.  On a year-to-date basis, the increase reflects to a lesser extent slightly higher produce, meat and poultry costs partially offset by lower tortilla costs.

 Labor and other related expenses decreased as a percentage of restaurant sales 20 basis points to 32.3% compared with 32.5% for fiscal year 2005.  The decrease primarily reflects a reduction of group health insurance expense.  The Company is self insured with a stop loss policy and the Company’s experience for fiscal year 2006 was better than expected.

Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased in fiscal year 2006 as a percentage of restaurant sales 70 basis points to 23.6% as compared with 22.9% in fiscal year 2005.  The increase primarily reflects higher electricity, natural gas, security and property and casualty insurance expense.   The increase in property and casualty insurance is directly attributable to severe weather associated with the United State’s Gulf Coast region.  Also due to the hurricanes and related population shifts, Company restaurants have experienced higher rates of crime.  In fiscal 2006, the Company spent $115,000 more on restaurant security than it did in fiscal year 2005.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations.  General and administrative expenses increased 50 basis points as a percentage of total sales to 9.4% compared with 8.9% for fiscal year 2005.  The increase reflects the cost of purchasing the vested options of Curt Glowacki, who resigned as Chief Executive Officer on December 15, 2006.  (Mr. Glowacki subsequently returned to the Company in the second quarter of fiscal 2007.)  Further, to prepare for new restaurant growth as well as for management turnover, the Company spent $89,410 more in fiscal year 2006 than in fiscal year 2005 for training new managers.  And finally, the Company spent $31,250 in fiscal year 2006 for executive recruitment.  Actual general and administrative expenses increased $775,103, of which $596,764 relates to the purchase in December 2006 of Mr. Glowacki’s vested options.

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

Impairment costs.   During fiscal year 2006, the Company expensed $447,903 to impair the assets of three under-performing restaurants, one of which was closed after its lease expired during the first quarter of fiscal year 2007.  The Company also expensed real estate broker commissions related to the sale of one subleased restaurant and for future broker commissions related to two other subleased restaurants.

Gain on Disposal of Assets – Hurricane Rita.  On September 24, 2005, Hurricane Rita hit the Gulf Coast area, affecting a number of the Company’s restaurants in that region.  The Company subsequently hired an insurance consulting firm to assist management with the filing of the Company’s insurance claim.  During the second quarter of 2006, the Company finalized negotiations with its insurance carrier for the hurricane insurance claim.  During fiscal year 2006, the Company capitalized $511,236 in asset cost expenditures related to damaged property in the consolidated balance sheets, and recognized in the consolidated statement of income $366,808 as a gain and $59,621 as business interruption revenue from the insurance claim.  As of December 31, 2006, the Company has collected all receivables related to its hurricane insurance claim.

(Gain) Loss on Sale of Assets.   During fiscal year 2006, the Company recorded a loss on the sale of assets of $29,591.   The loss was due to the disposition of miscellaneous assets. During fiscal year 2005, the Company recorded a loss of $367,568 on the disposition of assets related to the remodel of existing restaurants, the sale of an office building that was acquired in fiscal 2004 in the purchase of the Beaumont-based franchisee stores and related assets and the sale of a joint ventured restaurant.

Other Income (Expense).   Net expense decreased $100,550 to $303,314 in fiscal year 2006 compared with a net expense of $403,864 in fiscal year 2005.  Interest expense decreased $130,622 to $390,539 in fiscal year 2006 compared with interest expense of $521,161 in fiscal year 2005, reflecting a decrease in outstanding debt.

Income Tax Expense.  The Company’s effective tax rate from continuing operations for fiscal year 2006 was 31.3% as compared to 33.0% for fiscal year 2005.  In fiscal year 2006, the Company had a lower pretax income from continuing operations compared to fiscal year 2005. In both years, the permanent differences were approximately the same, resulting in a lower effective tax rate in fiscal year 2006.

Discontinued Operations.  In fiscal year 2006, the Company closed four under-performing restaurants incurring losses from discontinued operations, net of taxes, of $840,804 pursuant to Statement on Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In fiscal year 2005, the Company closed one restaurant incurring losses from discontinued operations, net of taxes, of $696,225.

The circumstances and testing leading to an impairment charge were determined in accordance with SFAS No. 144 which requires that property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Liquidity and Capital Resources

The Company met fiscal 2007 capital requirements primarily by drawing on its cash reserves and line of credit.  In fiscal year 2007, the Company had cash flows from continuing operating activities of $3.8 million, compared with cash flows from continuing operating activities of $4.9 million in fiscal year 2006 and $6.4 million in fiscal year 2005.  The decrease in cash flows from continuing operating activities primarily reflects the decrease in operating income.  Financing activities provided $1.0 million in fiscal year 2007, in which $3.1 million was drawn from the Company’s lines of credit with $1.6 million used for the July 2007 purchase of 200,000 shares of the Company’s common stock and $0.5 million used for the prepayment of the Beaumont-based franchise restaurant seller note, compared to a use of cash of $1.2 million primarily related to long term debt payments in fiscal year 2006.  As of December 30, 2007, the Company had a working capital deficit of approximately $911,000 compared with a working capital deficit of approximately $1.9 million at December 31, 2006.  A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units.  During fiscal year 2007, total cash used for capital requirements was approximately $4.2 million, which included the following:  approximately $475,000 spent for new PosiTouch point-of-sale register systems, PosiTouch software upgrades and PosiTouch upgrades for electronic gift card sales; $1.3 million for restaurant remodels; and approximately $450,000 for new restaurant construction.  All Company-owned restaurants are now using the PosiTouch system.

The Company did not open any new restaurants during fiscal year 2007, but did sign two new leases for Mission Burrito restaurants, one of which opened in February 2008 and the other it plans to open in May 2008.  One lease previously signed for a future Casa Olé restaurant was terminated due to the landlord’s failure to perform.  During fiscal year 2007, the Company completed an extensive remodel of one Casa Olé restaurant at a total cost of approximately $825,000.  Sales for the remodeled Casa Olé restaurant were up over 46.3% since its reopening.

For fiscal year 2008, the Company plans to develop at least three new Mission Burrito restaurants and moderately remodel one restaurant.  The estimated capital needed for fiscal year 2008 for general corporate purposes, including  remodeling and new restaurant expansion, is approximately $4.2 million.  The Company anticipates that it will primarily use cash generated by operating activity during fiscal year 2008 to fund capital expenditures.

The Company has incurred debt to carry out acquisitions, to repurchase its common stock, to develop new restaurants and to remodel existing restaurants, as well as to accommodate other working capital needs.  During fiscal year 2007, the Company drew $3.1 million, net of payments on its line of credit, prepaid the remaining seller note of $500,000 from the Beaumont-based franchise restaurant acquisition in 2004, and repurchased 200,000 shares of the Company’s common stock for $1.6 million.  As of December 30, 2007, the Company had $6.4 million drawn on its line of credit.

On June 29, 2007 the Company entered into a Credit Agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) in order to increase the revolving loan amount available to the Company from $7.5 million under its then existing credit facility with Bank of America to $10 million.  The Wells Fargo Agreement also allows up to $2.0 million in annual stock repurchases.  In connection with the execution of the Wells Fargo Agreement, the Company prepaid and terminated its existing credit facility between the Company and Bank of America.  The Wells Fargo Agreement provides for a revolving loan of up to $10 million, with an option to increase the revolving loan by an additional $5 million, for a total of $15 million.  The Wells Fargo Agreement terminates on June 29, 2010.  At the Company’s option, the revolving loan bears an interest rate equal to either the Wells Fargo’s Base Rate plus a stipulated percentage or LIBOR plus a stipulated percentage.  Accordingly, the Company is impacted by changes in the Base Rate and LIBOR.  The Company is subject to a non-use fee of 0.50% on the unused portion of the revolver from the date of the Wells Fargo Agreement.  The Company has pledged the stock of its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as collateral for its credit facility with Wells Fargo Bank, N.A.  The Wells Fargo Agreement requires the Company to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  As of December 30, 2007, the Company was in compliance with all debt covenants and expects to be in full compliance with all debt covenants during fiscal year 2008.

On May 9, 2005, the Company announced its plan to implement a limited stock repurchase program in a manner permitted under its bank financing agreement.  The Company entered into a repurchase plan designed to comply with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934 under which an agent appointed by the Company determined the time, amount, and price at which purchases of common stock were made, subject to certain parameters established in advance by the Company.  Under this program, the Company purchased shares through the third quarter of fiscal year 2006 at which time the maximum authority was reached.  The Company presently has no further authority to repurchase outstanding shares of its common stock under this program.  On June 13, 2007, Mr. Forehand entered into a Stock Purchase Agreement to sell 200,000 shares of his personally-owned common stock back to the Company.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, and the Company finalized the stock purchase on July 6, 2007.  Shares previously acquired are being held for general corporate purposes, including the offset of the dilutive effect on shareholders from the exercise of stock options.

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

Contractual Obligations and Commercial Commitments.

The following table summarizes the Company’s total contractual cash obligations and commercial commitments as of December 30, 2007, including leases (in excess of one year) signed that are effective in 2008:

		Payments Due By Period
Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years

Long-Term Debt	$6,400,000	$--	$6,400,000	$--	$--
Operating Leases	48,268,751	5,699,708	10,998,198	10,013,015	21,557,830
Total Contractual Cash Obligations	$54,668,751	$5,699,708	$17,398,198	$10,013,015	$21,557,830

The contractual obligation table does not include interest payments on our long-term debt with Wells Fargo Bank due to the variable interest rates under our credit facility and the varying debt balance during the year.  The contractual interest rate for our credit facility is either the prime rate or LIBOR base rate plus a stipulated margin.  See Note 3 to our consolidated financial statements for balances and terms of our credit facility at December 30, 2007.

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

Critical Accounting Policies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

Critical accounting policies are those that the Company believes are most important to the portrayal of its financial condition and results of operations and also require its most difficult, subjective or complex judgments. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. The Company considers the following policies to be the most critical in understanding the judgment that is involved in preparing its consolidated financial statements.

Property and Equipment.

The Company records all property and equipment at cost less accumulated depreciation and it selects useful lives that reflect the actual economic lives of the underlying assets. The Company amortizes leasehold improvements over the shorter of the useful life of the asset or the related lease term. It calculates depreciation using the straight-line method for consolidated financial statement purposes. The Company capitalizes improvements and expenses repairs and maintenance costs as incurred. It is often required to exercise judgment in its decision whether to capitalize an asset or expense an expenditure that is for maintenance and repairs. The Company’s judgments may produce materially different amounts of repair and maintenance or depreciation expense if different assumptions were used.

The Company periodically performs asset impairment analysis of property and equipment related to its restaurant locations. It performs these tests when it experiences a "triggering" event such as a major change in a location's operating environment, or other event that might impact its ability to recover its asset investment. This process requires the use of estimates and assumptions which are subject to a high degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets. Also, the Company has a policy of reviewing the financial operations of its restaurant locations on at least a quarterly basis. Locations that do not meet expectations are identified and monitored closely throughout the year.  Primarily in the fourth quarter, the Company reviews actual results and analyzes budgets for the ensuing year.  If it deems that a location's results will continue to be below expectations, it will evaluate alternatives for its continued operation.  At that time, the Company will perform an asset impairment test. If it determines that the asset's carrying value exceeds the future undiscounted cash flows, it will record an impairment charge to reduce the asset to its fair value. Calculation of fair value requires significant estimates and judgments which could vary significantly based on its assumptions. Upon an event such as a formal decision for abandonment (restaurant closure), the Company may record additional impairment charges. Any carryover basis of assets will be depreciated over the respective remaining useful lives.

Goodwill.

Goodwill and other indefinite lived assets resulted primarily from the Company’s acquisition of franchisee-owned restaurants.  The most significant acquisitions were completed in 1997, 1999, 2004 and 2006.  Goodwill and other intangible assets with indefinite lives are not subject to amortization.  However, such assets must be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually.  The Company completed the most recent impairment test in December 2007, and determined that there were no impairment losses related to goodwill and other indefinite lived assets.  In assessing the recoverability of goodwill and other indefinite lived assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets.  The estimated future cash flows were projected using significant assumptions, including future revenues and expenses.  If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

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

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed more likely than not to be realized in the near term. The Company must assess the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company establishes valuation allowances to offset any deferred tax asset recorded. The valuation allowance is based on its estimates of future taxable income in each jurisdiction in which it operates, tax planning strategies, and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates, the Company may be unable to implement certain tax planning strategies or adjust these estimates in future periods. As the Company updates its estimates, it may need to establish an additional valuation allowance, which could have a material negative impact on its results of operations or financial position, or it could reduce its valuation allowances, which would have a favorable impact on its results of operations or financial position.

Effective January 1, 2007, the Company adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax position before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state and federal income tax law in reaching its accounting conclusions. As a result, the Company concluded it did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or for the fiscal year ended December 30, 2007.  The adoption of FIN 48 therefore had no impact on the Company’s consolidated financial statements.  See Note 4 to our consolidated financial statements for further discussion.

Stock-Based Compensation.

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” ("SFAS 123R"). The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee and director stock option exercise behavior. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the Company’s historical volatility.  The Company utilizes historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. SFAS 123R also requires us to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its expectation of future experience while considering its historical experience. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations. The Company is also required to establish deferred tax assets for expense relating to options that would be expected to generate a tax deduction under their original terms. The recoverability of such assets are dependent upon the actual deduction that may be available at exercise and can further be impaired by either the expiration of the option or an overall valuation reserve on deferred tax assets.

The Company believes the estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on its future financial condition or results of operations.

Impact of Recently Issued Standards.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. Leasing transactions that are accounted for under SFAS No. 13 “Accounting for Leases” are excluded from SFAS No. 157. However, this exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. For non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually as well as for all financial assets and liabilities, SFAS No. 157 is effective in financial statements issued for fiscal years beginning after November 15, 2007. For non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, SFAS No. 157 is effective in financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 is not expected to have a material impact on the financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 becomes effective for the fiscal years beginning after November 15, 2007.  We do not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which is a revision of SFAS 141 “Business Combinations”. SFAS No. 141(R) significantly changes the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of evaluating the impact the adoption of SFAS No. 141(R) will have on the results of operations and financial condition.  We currently believe SFAS No. 141(R) will not have a material impact on our consolidated financial position, cash flows or results of operations.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”), which is an amendment to ARB No. 51 “Consolidated Financial Statements”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of evaluating the impact the adoption of SFAS No. 160 will have on the results of operations and financial condition.  Presently, there are no significant noncontrolling interests in any of the Company’s consolidated subsidiaries.  Therefore, we currently believe the impact of SFAS No. 160, if any, will primarily depend on the materiality of noncontrolling interests arising in future transactions to which the consolidated financial statement presentation and disclosure provisions of SFAS No. 160 will apply.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Effects of Inflation

Components of the Company’s operations subject to inflation include food, beverage, lease and labor costs. The Company’s leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. The Company believes inflation has not had a material impact on its results of operations in recent years.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. Because the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly take into account changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The Company currently does not use financial instruments to hedge its risk to market price fluctuations in beef or other food product prices.

Interest Rates

The Company does not have or participate in transactions involving derivative, financial and commodity instruments.  The Company’s long-term debt bears interest at floating market rates, based upon either the prime rate or LIBOR plus a stipulated percentage, and therefore it experiences changes in interest expense when market interest rates change.  Based on amounts outstanding at year-end, a 1% change in interest rates would change annual interest expense by approximately $64,000.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are set forth herein commencing on page F-1 of this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

       Evaluation of Disclosure Controls and Procedures. We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

   Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. It is possible to design into the process safeguards to reduce, thought not eliminate, the risk that misstatements are not prevented or detected on a timely basis. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 30, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

                Change in Internal Control Over Financial Reporting. There were no changes in the our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

‡3.2	Bylaws of the Company.
‡4.1	Specimen of Certificate of Common Stock of the Company.
4.2	Articles of Incorporation of the Company (see 3.1 above).
‡4.3	Bylaws of the Company (see 3.2 above).
†10.1	Employment Agreement by and between the Company and Louis P. Neeb dated February 28, 1996.

10.2
Indemnity Agreement by and between the Company and Louis P. Neeb dated as of April 10, 1996 (incorporated by reference to Exhibit 10.4 of the Company’s Form S-1 Registration Statement filed under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678) (the “1996 Form S-1”)).

10.3	Indemnity Agreement by and between the Company and Larry N. Forehand dated as of April 10, 1996 (incorporated by reference to Exhibit 10.5 of the 1996 Form S-1).
10.4	Indemnity Agreement by and between the Company and Michael D. Domec dated as of April 10, 1996 (incorporated by reference to Exhibit 10.8 of the 1996 Form S-1).

10.5	Indemnity Agreement by and between the Company and J. J. Fitzsimmons dated as of April 10, 1996 (incorporated by reference to Exhibit 10.10 of the 1996 Form S-1).
10.6	Form of the Company's Multi-Unit Development Agreement (incorporated by reference to Exhibit 10.14 of the 1996 Form S-1).
10.7	Form of the Company's Franchise Agreement (incorporated by reference to Exhibit 10.15 of the 1996 Form S-1).

†10.8	1996 Long Term Incentive Plan (incorporated by reference to Exhibit 10.16 of the 1996 Form S-1).
†10.9	Mexican Restaurants, Inc. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed December 1, 2005 with the Securities and Exchange Commission).
†10.10	Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.17 of the 1996 Form S-1).
10.11	Indemnification letter agreement by Larry N. Forehand dated April 10, 1996 (incorporated by reference to Exhibit 10.35 of the 1996 Form S-1).
†10.12	1996 Manager’s Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8 Registration Statement filed on February 24, 1997 with the Securities and Exchange Commission).

†10.13
Employment Agreement by and between the Company and Andrew J. Dennard dated May 20, 1997 (incorporated by reference to Exhibit 10.45 of the Company’s Form 10-K Annual Report filed on March 30, 1998 with the Securities and Exchange Commission).

†10.14
Performance Unit Agreement by and between Mexican Restaurants, Inc. and Andrew Dennard dated August 16, 2005 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K Annual Report filed on March 30, 2006 with the Securities and Exchange Commission).

†10.15
Performance Unit Agreement by and between Mexican Restaurants, Inc. and Louis P. Neeb dated August 16, 2005 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K Annual Report filed on March 30, 2006 with the Securities and Exchange Commission).

10.16
Credit Agreement between Mexican Restaurants, Inc. and Wells Fargo Bank, N.A. dated June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 6, 2007 with the Securities and Exchange Commission).

10.17
Stock Purchase Agreement between Mexican Restaurants, Inc. and Forehand Family Partnership, Ltd. dated June 13, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 14, 2007 with the Securities and Exchange Commission).

21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 22.1 of the 1996 Form S-1).
*23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on the signature page to this Form 10-K).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____
*	Filed herewith.
‡
Incorporated by reference to corresponding exhibit number of the Company’s Form S-1 Registration Statement under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678) (the “1996 Form S-1”).

†	Management contract or compensatory plan or arrangement.
#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2008.

MEXICAN RESTAURANTS, INC.

By: /s/ Curt Glowacki
Curt Glowacki,
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

Signatures	Title	Date

/s/ Louis P. Neeb	Chairman of the Board of Directors	March 26, 2008
Louis P. Neeb

/s/ Larry N. Forehand	Founder and Vice Chairman of the Board of Directors	March 26, 2008
Larry N. Forehand

/s/ Curt Glowacki	President and Chief Executive Officer and Director	March 26, 2008
Curt Glowacki	(Principal Executive Officer)

/s/ Andrew J. Dennard	Executive Vice President and Chief Financial Officer	March 26, 2008
Andrew J. Dennard	(Principal Financial and Accounting Officer)

/s/ Cara Denver	Director	March 26, 2008
Cara Denver

/s/ Michael D. Domec	Director	March 26, 2008
Michael D. Domec

/s/ J. J. Fitzsimmons	Director	March 26, 2008
J. J. Fitzsimmons

/s/ Lloyd Fritzmeier	Director	March 26, 2008
Lloyd Fritzmeier

/s/ Thomas E. Martin	Director	March 26, 2008
Thomas E. Martin

MEXICAN RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Mexican Restaurants, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Mexican Restaurants, Inc. and subsidiaries (the “Company”) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 30, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Mexican Restaurants, Inc.’s internal control over financial reporting as of December 30, 2007 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mexican Restaurants, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas
March 26, 2008

 MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and December 30, 2007

	Fiscal Years
ASSETS	2006	2007
Current assets:
Cash	$653,310	$1,154,629
Royalties receivable	90,627	61,233
Other receivables	856,704	832,790
Inventory	710,633	750,516
Taxes receivable	408,787	372,576
Prepaid expenses and other current assets	851,580	975,195
Total current assets	3,571,641	4,146,939

Property and equipment	34,682,615	37,028,882
Less accumulated depreciation	(17,171,172)	(19,175,946)
Net property and equipment	17,511,443	17,852,936

Goodwill	11,403,805	11,403,805
Deferred tax assets	318,519	439,985
Other assets	470,284	512,261
	$33,275,692	$34,355,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,087,506	$2,181,873
Accrued sales and liquor taxes	142,787	130,941
Accrued payroll and taxes	1,440,040	1,135,326
Accrued expenses	1,389,234	1,461,141
Current portion of liabilities associated with leasing and exit activities	439,682	148,681
Total current liabilities	5,499,249	5,057,962

Long-term debt	3,800,000	6,400,000
Other liabilities associated with leasing and exit activities, net of current portion	544,512	577,582
Deferred gain	1,352,927	1,144,785
Other liabilities	1,505,760	1,910,270
Total liabilities	12,702,448	15,090,599

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,732,705 shares Issued	47,327	47,327
Additional paid-in capital	19,041,867	19,275,067
Retained earnings	12,759,122	13,107,896
Treasury stock, cost of 1,272,383 common shares in 2006 and 1,485,689 common shares in 2007	(11,275,072)	(13,164,963)
Total stockholders' equity	20,573,244	19,265,327

	$33,275,692	$34,355,926

 See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal years ended January 1, 2006, December 31, 2006 and December 30, 2007

	Fiscal Years
	2005	2006	2007
Revenues: Restaurant sales	$76,356,224	$80,804,886	$81,379,765
Franchise fees, royalties and other	694,302	825,115	710,394
Business interruption	534,163	59,621	--
	77,584,689	81,689,622	82,090,159

Costs and expenses:
Cost of sales	20,757,520	22,259,123	23,366,381
Labor	24,833,620	26,133,108	26,428,606
Restaurant operating expenses	17,521,915	19,076,539	20,097,179
General and administrative	6,941,683	7,716,786	7,471,756
Depreciation and amortization	2,652,732	3,101,628	3,417,348
Pre-opening costs	77,942	108,847	23,947
Impairment costs	--	447,903	99,978
Gain on disposal of assets – Hurricane Rita	(471,622)	(366,808)	--
Loss on sale of property and equipment	367,568	29,591	207,517
	72,681,358	78,506,717	81,112,712

Operating income	4,903,331	3,182,905	977,447

Other income (expense):
Interest income	3,451	6,239	10,715
Interest expense	(521,161)	(390,539)	(499,851)
Other, net	113,846	80,986	46,335
	(403,864)	(303,314)	(442,801)

Income from continuing operations before income taxes	4,499,467	2,879,591	534,646
Income tax expense	1,486,245	900,453	79,250
Income from continuing operations	3,013,222	1,979,138	455,396

Discontinued operations:
Income (loss) from discontinued operations	(331,752)	(401,603)	3,090
Restaurant closure costs	(790,708)	(928,053)	(175,796)
Gain (loss) on sale of assets	(2,563)	(13,140)	3,412
Loss from discontinued operations before income taxes	(1,125,023)	(1,342,796)	(169,294)
Income tax benefit	428,798	501,992	62,672
Loss from discontinued operations	(696,225)	(840,804)	(106,622)

Net Income	$2,316,997	$1,138,334	$348,774

Basic income (loss) per share:
Income from continuing operations	$0.88	$0.58	$0.13
Loss from discontinued operations	(0.20)	(0.25)	(0.03)
Net income	$0.68	$0.33	$0.10

Diluted income (loss) per share:
Income from continuing operations	$0.82	$0.56	$0.13
Loss from discontinued operations	(0.19)	(0.24)	(0.03)
Net income	$0.63	$0.32	$0.10

Weighted average number of shares (basic)	3,415,806	3,402,207	3,339,280

Weighted average number of shares (diluted)	3,700,876	3,521,587	3,430,276

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the fiscal years ended
January 1, 2006, December 31, 2006
and December 30, 2007

	Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Treasury Stock	Total Stockholders’ Equity

Balances at January 2, 2005	$47,327	$20,121,076	$9,303,791	$(6,303)	$(11,597,922)	$17,867,969

Exercise of Stock Options Through Issuance of Treasury Shares	--	(714,937)	--	--	1,145,481	430,544

Repurchase of shares	--	--	--	--	(1,738,267)	(1,738,267)

Amortization of Deferred Compensation	--	--	--	6,303	--	6,303

Net income	--	--	2,316,997	--	--	2,316,997

Balances at January 1, 2006	47,327	19,406,139	11,620,788	--	(12,190,708)	18,883,546

Exercise of Stock Options Through Issuance of Treasury Shares	--	(472,703)	--	--	1,177,366	704,663

Repurchase of shares	--	--	--	--	(261,730)	(261,730)

Stock based Compensation Expense	--	63,508	--	--	--	63,508

Excess Tax Benefit-Options Exercised	--	44,923	--	--	--	44,923

Net income	--	--	1,138,334	--	--	1,138,334

Balances at December 31, 2006	47,327	19,041,867	12,759,122	--	(11,275,072)	20,573,244

Exercise of Stock Options Through Issuance of Treasury Shares	--	(65,785)	--	--	119,610	53,825

Repurchase of shares	--	163,296	--	--	(2,009,501)	(1,846,205)

Stock based Compensation Expense	--	141,347	--	--	--	141,347

Tax Shortfall-Options Exercised	--	(5,658)	--	--	--	(5,658)

Net income	--	--	348,774	--	--	348,774

Balances at December 30, 2007	$47,327	$19,275,067	$13,107,896	$--	$(13,164,963)	$19,265,327

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended January 1, 2006, December 31, 2006 and December 30, 2007

	Fiscal Years
	2005	2006	2007

Cash flows from operating activities:
Net income	$2,316,997	$1,138,334	$348,774
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,652,732	3,101,628	3,417,348
Deferred gain amortization	(208,142)	(208,143)	(208,142)
Loss from discontinued operations	696,225	840,804	106,622
Impairment costs	--	447,903	99,978
Gain from insurance proceeds	(534,163)	(59,621)	--
Hurricane Rita gain	(471,622)	(366,808)	--
Loss on sale of property and equipment	367,568	29,591	207,517
Stock based compensation expense	6,303	63,508	141,347
Excess tax expense (benefit)--stock based compensation expense	--	(44,923)	5,658
Deferred income taxes (benefit)	707,683	19,931	(233,546)
Changes in assets and liabilities, net of effects of acquisitions
Royalties receivable	(91,272)	86,022	29,394
Other receivables	(43,507)	438,055	13,597
Taxes receivable/payable	776,956	(566,980)	30,553
Inventory	(275,942)	9,706	(58,467)
Prepaid expenses and other current assets	4,367	(27,273)	(146,001)
Other assets	4,074	(25,551)	(89,363)
Accounts payable	17,353	289,378	64,084
Accrued expenses and other liabilities	310,068	(352,654)	(472,294)
Deferred rent and other long-term liabilities	138,772	103,384	496,918
Total adjustments	4,057,453	3,777,957	3,405,203
Net cash provided by continuing operations	6,374,450	4,916,291	3,753,977
Net cash provided by (used in) discontinued operations	(132,211)	128,572	(78,768)
Net cash provided by operating activities	6,242,239	5,044,863	3,675,209

Cash flows from investing activities:
Insurance proceeds received from Hurricane Rita loss	300,000	1,211,850	--
Purchase of property and equipment	(4,499,061)	(5,121,636)	(4,203,357)
Proceeds from sale of property and equipment	372,691	765,000	5,280
Business Acquisitions, net of cash acquired	--	(742,490)	--
Net cash used in continuing operations	(3,826,370)	(3,887,276)	(4,198,077)
Net cash provided by (used in) discontinued operations	(113,873)	(80,242)	4,020
Net cash used in investing activities	(3,940,243)	(3,967,518)	(4,194,057)

Cash flows from financing activities:
Net borrowings (payment) under line of credit agreement	(1,500,000)	800,000	3,100,000
Purchase of treasury stock	(1,738,267)	(261,730)	(1,628,000)
Excess tax benefit (expense) – stock-based compensation expense	--	44,923	(5,658)
Exercise of stock options	430,544	704,663	53,825
Payments on Long-term debt	--	(2,500,000)	(500,000)
Net cash provided by (used in) financing activities	(2,807,723)	(1,212,144)	1,020,167

Net increase (decrease) in cash	(505,727)	(134,799)	501,319

Cash at beginning of year	1,293,836	788,109	653,310

Cash at end of year	$788,109	$653,310	$1,154,629

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$561,972	$384,242	$390,298
Income taxes	$297,693	$1,074,819	$107,652
Non-cash financing activities:
Repurchase of common stock in exchange for certain assets	--	--	$218,205
See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2006, December 31, 2006 and December 30, 2007

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

In July 1997, the Company purchased 100% of the outstanding stock of Monterey’s Acquisition Corp. (“MAC”).  The Company purchased the shares of common stock for $4.0 million, paid off outstanding debt and accrued interest totaling $7.1 million and funded various other agreed upon items approximating $500,000. At the time of the acquisition, MAC owned and operated 26 restaurants in Texas and Oklahoma under the names “Monterey’s Tex-Mex Café,” “Monterey’s Little Mexico” and “Tortuga Coastal Cantina.”

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

       In January 2004, the Company purchased eight Casa Olé restaurants located in Southeast Texas, two Casa Olé restaurants located in Southwest Louisiana, and three Crazy Jose’s restaurants located in Southeast Texas and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million.  The financing for the acquisition was provided by Fleet National Bank, CNL and the sellers.

In October 2004, the Company purchased one franchise restaurant in Brenham, Texas for approximately $215,000.  The restaurant was closed, remodeled and re-opened on November 22, 2004.  The Company spent $329,489 remodeling the restaurant.

On August 17, 2006, the Company completed its purchase of two Houston-area Mission Burrito restaurants and related assets for a total consideration of approximately $725,000, excluding acquisition costs.

The consolidated statements of operations and cash flows for fiscal years 2007, 2006, and 2005 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations.  Consequently, the consolidated statements of operations and cash flows for the fiscal years 2006 and 2005 shown in the accompanying consolidated financial statements have been reclassified to conform to the 2007 presentation.  These reclassifications have no effect on total assets, total liabilities, stockholders’ equity or net income.

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

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Fiscal Year

The Company maintains its accounting records on a 52/53 week fiscal year ending on the Sunday nearest December 31.  Fiscal years 2007, 2006 and 2005 each consisted of 52 weeks.

(d)  Inventory

Inventory, which is comprised of food and beverages, is stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Miscellaneous restaurant supplies are included in inventory and valued on a specific identification basis.

(e)  Pre-opening Costs

Pre-opening costs primarily consist of hiring and training employees associated with the opening of a new restaurant and are expensed as incurred.

                (f)  Property and Equipment

Property and equipment are stated at cost.  Depreciation on equipment and vehicles is calculated on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term plus options reasonably assured or estimated useful life of the assets.

Leasehold improvements	2-25 years
Vehicles	5 years
Equipment	3-15 years

At the opening of a new restaurant, the initial purchase of smallwares is capitalized as restaurant equipment, but not depreciated.  Subsequent purchases of smallwares are expensed as incurred.

Significant expenditures that add materially to the utility or useful lives of property and equipment are capitalized.  All other maintenance and repair costs are charged to current operations.  The cost and related accumulated depreciation of assets replaced, retired or otherwise disposed of are eliminated from the property accounts and any gain or loss is reflected as other income and expense.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The various indicators leading to the testing of these long-lived assets include declines in revenues, a current cash flow loss combined with a forecast demonstrating continuing cash flow losses, current market conditions and competitive intrusion. The service potential of the assets includes assessment of future cash-flow-generating capacity, the remaining lives of the assets, the remaining term of the operating lease and evaluation of future cash flows associated with potential capital expenditures. The method for determining the fair value of impaired assets to be sold is based on its appraised fair market value or the value that a third party buyer would be willing to pay.  Additionally, the Company accounts for restaurant closure costs pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

In fiscal year 2007, the Company recorded asset impairment costs of $99,978 in continuing operations related to two under-performing restaurants, which were also impaired in fiscal year 2006.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal year 2006, the Company recorded asset impairments and restaurant closure costs of $1,375,956, of which $928,053 is included in discontinued operations.  The remaining $447,903 in continuing operations related to the impairment of the assets of two under-performing restaurants and real estate broker commissions related to the sale of one subleased restaurant and adjusted its accrual for two other subleased restaurants.

In fiscal year 2005, the Company recorded asset impairment and restaurant closure costs of $790,708, all of which is included in discontinued operations related to the 2005 closure of one restaurant.

(g)  Balance Sheets of Discontinued Operations

The following table summarizes the significant remaining liabilities of discontinued operations:

	2006	2007

Current portion of liabilities associated with leasing and exit activities	$439,682	$148,681

Other liabilities associated with leasing and exit activities	$544,512	$577,582

Total	$984,194	$726,263

Current liabilities consist primarily of accrued closure costs and the current portion of rent differential.  Long-term liabilities consist primarily of rent differential for closed restaurants for which the Company has subleased the restaurants.  Rent differential represents the difference between the contractual lease payments made by the Company for closed restaurants and the amount to be received under subleases to other tenants.

(h)  Property Held for Sale

Property held for sale is separately aggregated in the consolidated balance sheets and is recorded at the lower of cost or net realizable value.  In fiscal year 2006, the Company sold its building in Chubbock, Idaho to its tenant.  In fiscal year 2005, the Company recorded a loss of $29,800 related to the pending sale of the Port Arthur, Texas pad site that was acquired in the 2004 acquisition of 13 restaurants from its Beaumont-based franchisee.  The pad site was sold on April 4, 2006.

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

At December 30, 2007 and December 31, 2006, the consolidated balance sheets each included $11.4 million of goodwill primarily resulting from the MAC, La Señorita and Beaumont-based franchisee acquisitions and the 2006 acquisition of Mission Burrito.  In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption.  To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.  The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002.  To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.  For purposes of applying SFAS No. 142 impairment testing, the Company believes it is operating in one segment.  Although each restaurant is measured and analyzed by Company management for performance, since the economic characteristics and operations are similar across restaurant concept lines, the reporting unit is considered to be equivalent to the Company’s operating segment.  Management evaluated goodwill as required by SFAS No. 142 upon its adoption and annually as of January 1, 2006, December 31, 2006, and December 30, 2007.  Management performed its goodwill impairment testing for each year and determined that the fair value exceeded the carrying amount of the reporting unit and that no impairment of goodwill exists.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(j)    Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairments or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  The revenues and expenses, as well as gains, losses, and impairments, from those assets are reported in the discontinued operations section of the consolidated statement of operations for all periods presented.

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

The Company’s estimates are based on the information available to it at the time that it prepares the income tax provision.  The Company generally files its annual income tax returns several months after its fiscal year-end.  Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed.  These returns could be subject to material adjustments or differing interpretations of the tax laws.  On May 19, 2006, the State of Texas passed a new law which revised the existing franchise tax by substantially changing the tax calculation and expanding the taxpayer base.

Effective January 1, 2007, the Company adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax position before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state and federal income tax law in reaching its accounting conclusions. As a result, the Company concluded it did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or for the fiscal year ended December 30, 2007.  The adoption of FIN 48 therefore had no impact on the Company’s consolidated financial statements.  See Note 4 to our consolidated financial statements for further discussion.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(n) Stock Options

Effective January 2, 2006, the Company adopted SFAS No. 123 (Revised) “Share-Based Payments” (SFAS No.123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123(R), the Company accounted for the equity-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (the intrinsic value method), and accordingly, did not recognize any compensation expense for stock option grants.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses the assumptions noted in the following table.  Expected volatility is based on historical volatilities from stock traded.  The Company uses historical data to estimate option exercises and employee terminations used in the model.  In addition, separate groups of employees that have similar historical exercise behavior are considered separately.  The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding.  Management has estimated a forfeiture rate of 4% for these calculations.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Information related to options granted in 2007 and 2005 is as follows:

	2005	2007

Risk-free interest rate	4.05%	4.51% to 4.74%
Expected life, in years	8.1	7.5
Expected volatility	28.3%	23.6% to 29.3%
Dividend yield	0%	0%

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of adopting SFAS No. 123(R) on January 2, 2006, income before income taxes, net income and diluted earnings per share for the year ended December 31, 2006, were lower by $63,508, $40,029, and $0.01 per share, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options were sold over the exercise prices of the options. There were 121,472, 104,375 and 13,500 stock options exercised in fiscal years 2005, 2006 and 2007, respectively (excluding the options purchased in December, 2006 from the Company’s President and CEO pursuant to a Separation Agreement).  (See Note 5 (g)).  The Company received cash in the amount of $430,544, $704,663 and $53,825 respectively, from the exercise of these options.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under the Company’s stock option plans for 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing model and amortized to expense over the options’ vesting periods.

2005
Net income (loss) - as reported	$2,316,997
Less: Stock based compensation expense, determined under fair value based method for all awards, net of taxes	(85,467)
Proforma net income (loss) – pro forma for SFAS No. 123	$2,231,530
Net income per share basic – as reported	$0.68
Net income per share diluted – as reported	$0.63
Pro forma net income per share basic	$0.65
Pro forma net income per share diluted	$0.60

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

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

The consolidated statements of operations for the years ended January 1, 2006 and December 31, 2006, includes a separate line item for gains of $471,622 and $366,808, respectively, resulting from assets damaged by Hurricane Rita and other expenses offset by insurance proceeds for the replacement of assets.  The Company’s insurers paid $300,000 in fiscal year 2005, and $1,211,850 in fiscal year 2006 related to the property damage claim.  Additionally, the Company received $593,784 for business interruption proceeds.

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

       In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. Leasing transactions that are accounted for under SFAS No. 13 “Accounting for Leases” are excluded from SFAS No. 157. However, this exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. For non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually as well as for all financial assets and liabilities, SFAS No. 157 is effective in financial statements issued for fiscal years beginning after November 15, 2007. For non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, SFAS No. 157 is effective in financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement provides an opportunity to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 becomes effective for the fiscal years beginning after November 15, 2007.  We do not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which is a revision of SFAS 141 “Business Combinations”. SFAS No. 141(R) significantly changes the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of evaluating the impact the adoption of SFAS No. 141(R) will have on the results of operations and financial condition.  We currently believe SFAS No. 141(R) will not have a material impact on our consolidated financial position, cash flows or results of operations.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”), which is an amendment to ARB No. 51 “Consolidated Financial Statements”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of evaluating the impact the adoption of SFAS No. 160 will have on the results of operations and financial condition. Presently, there are no significant noncontrolling interests in any of the Company’s consolidated subsidiaries.  Therefore, we currently believe the impact of SFAS No. 160, if any, will primarily depend on the materiality of noncontrolling interests arising in future transactions to which the consolidated financial statement presentation and disclosure provisions of SFAS No. 160 will apply.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(s)  Reclassifications

Certain reclassifications have been made at January 1, 2006 and December 31, 2006 to conform with classifications at December 30, 2007.  These reclassifications have no effect on the Company’s consolidated net income or financial position as previously reported.

(t) Advertising Expense

Each year, the Company prepares a budget for advertising expenses to promote each of the Company’s restaurant brands.  Prepaid advertising is deferred and amortized to expense based on estimates of usage.  For fiscal years 2005, 2006 and 2007, the Company recorded advertising expense in continuing operations of $2,203,403, $2,315,534 and $2,502,848, which represents 2.9%, 2.9% and 3.1% of restaurant sales from continuing operations, respectively.

(u) Sales Taxes

Sales taxes collected from customers are excluded from revenues.  The obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.

 (2)  Property and Equipment

Property and equipment at December 31, 2006 and December 30, 2007 are as follows:

	2006	2007

Land	$60,750	$60,750
Vehicles	16,874	16,874
Equipment and Smallwares	20,458,161	21,625,556
Leasehold Improvements	14,141,859	14,799,573
	34,677,644	36,502,753

Less: Accumulated Depreciation	(17,171,172)	(19,175,946)
	17,506,472	17,326,807
Construction in Progress	4,971	526,129
Net	$17,511,443	$17,852,936

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 (3)  Long-term Debt

Long-term debt consists of the following at December 31, 2006 and December 30, 2007:

	2006	2007

Revolving Line of Credit	$3,300,000	$6,400,000
Other long-term debt	500,000	--
Total long-term debt	3,800,000	6,400,000
Less current installments	--	--
Long-term debt, excluding current installments	$3,800,000	$6,400,000

During fiscal year 2007, the Company borrowed $6,828,000 on its new Wells Fargo Bank line of credit to pay off the $6,128,000 balance on the then-existing Bank of America line of credit and the remaining $500,000 seller note to the Beaumont-based franchisee.  The Company paid down $428,000 on the Wells Fargo line of credit in the fourth quarter of fiscal year 2007.  As of December 30, 2007, the Company’s outstanding debt to Wells Fargo Bank was $6.4 million.

During fiscal year 2006, the Company borrowed on its then-existing Bank of America line of credit.  As of December 31, 2006, the Company’s outstanding debt to Bank of America was $3.3 million and its outstanding debt on one seller note issued to its former franchisee in January 2004 was $500,000, for a total indebtedness of $3.8 million.

On March 29, 2007 the Company amended its credit facility with Bank of America from a $10.0 million credit facility consisting of a $5.0 million term note (remaining balance $1.5 million) and a $5.0 million revolving line of credit to a $7.5 million revolving line of credit, rolling the term note balance into the newly increased revolving line of credit.  This revolving line of credit was scheduled to mature on December 31, 2011.   As of April 1, 2007, the Company was in compliance with all debt covenants, as amended.  This credit facility was terminated in June 2007 as described below.

         On June 29, 2007 the Company entered into a Credit Agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) in order to increase the revolving loan amount available to the Company from $7.5 million to $10 million.  The Wells Fargo Agreement also allows up to $2.0 million in annual stock repurchases.  In connection with the execution of the Wells Fargo Agreement, the Company prepaid and terminated its existing credit facility between the Company and Bank of America.  The Wells Fargo Agreement provides for a revolving loan of up to $10 million, with an option to increase the revolving loan by an additional $5 million, for a total of $15 million.  The Wells Fargo Agreement terminates on June 29, 2010.  At the Company’s option, the revolving loan bears an interest rate equal to either the Wells Fargo Base Rate plus a stipulated percentage or LIBOR plus a stipulated percentage.  Accordingly, the Company is impacted by changes in the Base Rate and LIBOR.  The Company is subject to a non-use fee of 0.50% on the unused portion of the revolver from the date of the Wells Fargo Agreement.  The Company has pledged the stock of its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as collateral for its credit facility with Wells Fargo Bank, N.A.  The Wells Fargo Agreement requires the Company to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  As of December 30, 2007, the Company was in compliance with all debt covenants.

Maturities on long-term debt are as follows:

Year Ending

2008	$ --
2009	--
2010	6,400,000
2011	--
2012	--
Thereafter	--
$6,400,000

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)  Income Taxes

The provision (benefit) for income taxes from continuing operations is summarized as follows for fiscal years 2005, 2006 and 2007:

	2005	2006	2007
Current:
Federal	$642,522	$726,948	$186,889
State and local	136,040	153,574	125,907
Deferred (benefit)	707,683	19,931	(233,546)
	$1,486,245	$900,453	$79,250

The benefit for income taxes from discontinued operations is summarized as follows for fiscal years 2005, 2006 and 2007:

	2005	2006	2007
Current:
Federal	$66,853	$341,803	$141,845
State and local	17,075	78,013	32,907
Deferred	344,870	82,176	(112,080)
	$428,798	$501,992	$62,672

The actual income tax expense differs from expected income tax expense calculated by applying the U.S. federal corporate tax rate to income before income tax expense from continuing operations as follows:

	2005	2006	2007

Expected tax expenseFederal	$1,529,819	$979,061	$181,780
State tax expense, net State and local	131,500	86,621	66,408
Non-deductible amortization	3,391	--	--
Tax credits	(150,645)	(177,792)	(179,264)
Other	(27,820)	12,563	10,326
	$1,486,245	$900,453	$79,250

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 and December 30, 2007 are as follows:

	2006	2007
Deferred tax assets:
Sale-leaseback	$500,177	$423,227
Tax credit carryforwards	495,665	764,051
Asset impairments	987,649	941,447
Accrued expenses	239,288	195,585
	$2,222,779	$2,324,310
Deferred tax liabilities:
Other	$(99,808)	$(65,767)
Depreciation differences	(1,804,452)	(1,818,558)
	$(1,904,260)	$(1,884,325)

Net deferred taxes	$318,519	$439,985

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 30, 2007, the Company determined that it was more likely than not that the deferred tax assets would be realized based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible.  At December 30, 2007, the Company has tax credit carryforwards of $764,051 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

The provisions of FIN No. 48 have been applied to all of our material tax positions taken through the date of adoption and during the fiscal year ended December 30, 2007.  We have determined that all of our material tax positions taken in our income tax returns met the more likely-than-not recognition threshold prescribed by FIN No. 48.  In addition, we have also determined that, based on our judgment, none of these tax positions meet the definition of “uncertain tax positions” that are subject to the non-recognition criteria set forth in the new pronouncement.  In future reporting periods, if any interest or penalties are imposed in connection with an income tax liability, we expect to include both of these items in our income tax provision.  We also do not believe that it is reasonably possible that the amount of our unrecognized tax benefits will change significantly within the next twelve months.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2004. During fiscal year 2006, the Internal Revenue Service (IRS) examined the Company’s 2004 U.S. income tax return, resulting in the IRS sending a final determination notice of “No Change”, dated June 29, 2006. As a result, the Company concluded it did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or as of the fiscal year ended December 30, 2007.  The adoption of FIN 48 therefore had no impact on the Company’s consolidated financial statements.

(5)  Common Stock, Options and Warrants

(a)	2005 Long Term Incentive Plan

The Board of Directors and shareholders of the Company have approved the Mexican Restaurants, Inc. 2005 Long Term Incentive Plan (the "2005 Plan").  The 2005 Plan authorizes the granting of up to 350,000 shares of Common Stock in the form of incentive stock options and non-qualified stock options to key executives and other key employees of the Company, including officers of the Company and its subsidiaries.  The purpose of the 2005 Plan is to benefit and advance the interests of the Company by attracting and retaining qualified directors and key executive and managerial employees; motivate employees, by making appropriate awards, to achieve long-range goals; provide incentive compensation that is competitive with other corporations; and further align the interests of directors, employees and other participants with those of other shareholders. It is anticipated that the 350,000 shares authorized for issuance under the 2005 Plan will enable the Company to cover its grant obligations until the end of fiscal year 2008 if there are no additional grants.  Also, the inclusion of authority to grant various forms of equity compensation in addition to stock options, including restricted stock, will allow the Company to tailor future awards to the Company’s specific needs and circumstances at that time.

(b) 1996 Long Term Incentive Plan

The Board of Directors and shareholders of the Company approved the Mexican Restaurants, Inc. 1996 Long Term Incentive Plan (the "Incentive Plan").  The Incentive Plan terminated by its terms on February 29, 2006, and no additional options may be granted thereunder.  The Incentive Plan authorized the granting of up to 500,000 shares of Common Stock in the form of incentive stock options and non-qualified stock options to key executives and other key employees of the Company, including officers of the Company and its subsidiaries.  The purpose of the Incentive Plan was to attract and retain key employees, to motivate key employees to achieve long-range goals and to further align the interests of key employees with those of the other shareholders of the Company.  Options granted under the Incentive Plan generally vest and become exercisable at the rate of 10% on the first anniversary of the date of grant, 15% on the second anniversary of the date of grant, and 25% on each of the third through fifth anniversaries of the date of grant.  All stock options granted pursuant to the 1996 Long Term Incentive Plan are nonqualified stock options and remain exercisable until the earlier of ten years from the date of grant or no more than 90 days after the optionee ceases to be an employee of the Company.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)  Stock Option Plan for Non-Employee Directors

The Company has adopted the Mexican Restaurants, Inc. Stock Option Plan for Non-Employee Directors (the “Directors Plan”) for its outside directors and has reserved 200,000 shares of Common Stock for issuance thereunder.  The Directors Plan provides that each outside director will automatically be granted an option to purchase 10,000 shares of Common Stock at the time of becoming a director.  However, as of the third quarter of fiscal year 2002, compensation for each outside director was changed from quarterly options to cash payments of $2,500 per quarter and $1,250 per board meeting attended.  The chairman of the audit committee receives compensation of $6,250 per quarter.  Options granted under the Directors Plan are exercisable in 20% increments and vest equally over the five-year period from the date of grant.  Such options are priced at the fair market value at the time an individual is elected as a director.  Until the third quarter of fiscal year 2002, each outside director received options to purchase 1,500 shares of Common Stock quarterly, plus additional options for attendance at committee meetings, exercisable at the fair market value of the Common Stock at the close of business on the date immediately preceding the date of grant.  Such annual options will vest at the conclusion of one year, so long as the individual remains a director of the Company.  All stock options granted pursuant to the Directors Plan are  nonqualified stock options and remain exercisable until the earlier of ten years from the date of grant or six months after the optionee ceases to be a director of the Company.  The Stock Option Plan for Non-Employee Directors terminated by its terms on December 31, 2005, and no additional options may be granted thereunder.

(d) 1996 Manager’s Stock Option Plan

The Company adopted the 1996 Manager’s Stock Option Plan (the “Manager’s Plan”) specifically for its store-level managers.  The Manager’s Plan authorized the granting of up to 200,000 shares of Common Stock in the form of non-qualified stock options to store-level managers of the Company.  The purpose of the Manager’s Plan was to attract, retain and motivate restaurant managers to achieve long-range goals and to further align the interests of those employees with those of the other shareholders of the Company.  Options granted under the Manager’s Plan generally vest and become exercisable at the rate of 10% on the first anniversary of the date of grant, 15% on the second anniversary of the date of grant, and 25% on each of the third through fifth anniversaries of the date of grant.  All stock options granted pursuant to the 1996 Manager’s Stock Option Plan are nonqualified stock options and remain exercisable until the earlier of ten years from the date of grant or no more than 90 days after the optionee ceases to be an employee of the Company. The 1996 Manager’s Stock Option Plan terminated by its terms on December 31, 2005, and no additional options may be granted thereunder.

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

(f)	Stock-Based Compensation

On May 23, 2006, the Company’s Board of Directors approved a restricted stock grant of 3,000 shares to each of the outside directors with ten years of service, with such grants vesting over a four year period.  Two of the directors qualified for this restricted stock grant.  Effective December 15, 2006, the Company awarded restricted stock grants for an aggregate of 25,000 shares to four employees, with such grants vesting over a five year period, and two of these awards provided that the Company was to make additional restricted stock grants on the three following anniversary dates, for an aggregate of 25,000 shares.  During the second quarter of fiscal year 2007, 5,000 restricted shares and 2,500 stock options were forfeited upon the termination of one of those employees.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 22, 2007, the Company’s Board of Directors approved a restricted stock grant of 10,000 shares to its President, with such grant vesting over a four year period.  This award provided that the Company was to make additional restricted stock grants on the four following anniversary dates, for an aggregate of 40,000 shares. Also, restricted stock grants for an aggregate of 11,000 shares was made to four employees of its Michigan operations, with such grants vesting over a five year period.  In addition, the Board approved a stock option grant to the Company’s President for 50,000 options with a grant date price of $8.43.  The options vest over a five year period, with no vesting in the first year and vesting of 10%, 20%, 30% and 40% in the second, third, fourth and fifth years, respectively.

In August 2007, the Company’s Board of Directors approved restricted stock grants for an aggregate of 20,000 shares to two employees, with one 10,000 share grant vesting over five years and the second 10,000 share grant vesting as follows: 2,000 shares vested on August 30, 2007 with the remaining 8,000 shares vesting at 2,000 shares per year over four years.   The Company’s Board also approved an aggregate of 25,000 stock options to two employees with such grants vesting over five years.

On November 13, 2007, the Company’s Board of Directors approved restricted stock grants aggregating 10,000 shares to four employees, with such grants vesting over a five year period.  In addition, the Board approved a stock option grant to an employee for 5,000 options with a grant date price of $6.90.  The options vest over a five year period.

        The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price for which the options were sold over the exercise prices of the options.

(g) Stock Options Exercised

During fiscal year 2007, the Company’s employees and a director exercised stock options for 13,500 shares for which the Company received proceeds of $53,825.  During fiscal year 2006, the Company’s employees exercised stock options for 104,375 shares in the open market.  The Company received $704,663 in exchange for 104,375 shares of common stock that was previously held as Treasury stock.  During fiscal year 2005, the Company’s employees exercised stock options  for 121,472 shares in the open market.  The Company received $430,544 in exchange for 121,472 shares of common stock that was previously held as Treasury stock.

In December 2006, in connection with the Separation Agreement with the Company’s President and CEO, an aggregate cash payment of $596,764 was made with respect to his vested stock options based upon the difference between $10.50 per share and the per share expense prices for such options.

(h)  Stock Transactions

During 1999 and 2000 the Company authorized the granting of 64,000 shares of restricted stock to key executives.  The awards were valued at an average of $3.50 per share and will vest in 20% increments over a five year period from the date of the grant.  Compensation expense of $6,303 was recognized in fiscal year 2005.

On May 9, 2005, the Company announced its plan to implement a limited stock repurchase program in a manner permitted under its bank financing agreement.  Under this program, the Company could spend up to $1.0 million over the next 12 months (not to exceed $500,000 in any one quarter) to repurchase outstanding shares of its common stock.  On September 7, 2005, the Company’s Board of Directors approved an increase of $1.0 million to its stock repurchase program announced on May 9, 2005. During fiscal year 2006, the Company repurchased 25,290 shares of common stock for $261,730.  During fiscal year 2005, the Company repurchased 181,300 shares of common stock for $1,738,267.  The Company has purchased the aggregate amount of shares permitted under the program.  The Wells Fargo debt agreement will allow the Company to repurchase up to $2,000,000 of stock repurchases in each year (as long as the repurchase does not cause the Company to be out of compliance with any debt covenants).

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) Option and Warrant Summary		Weighted Average
	Shares	Exercise Price
Balance at January 2, 2005:	976,270	$6.96

Granted	260,000	$12.00
Exercised	121,472	3.54
Canceled	10,750	5.68
Balance at January 1, 2006:	1,104,048	$8.54

Granted	--	$--
Exercised -- warrants	359,770	10.90
Exercised -- options	217,278	5.98
Canceled	110,000	7.22
Balance at December 31, 2006:	417,000	$8.19

Granted	80,000	$7.96
Exercised	13,500	3.98
Canceled	93,500	10.45
Balance at December 30, 2007:	390,000	$7.75

The 390,000 options outstanding at December 30, 2007 had exercise prices ranging between $2.50 to $12.00, of which 160,000 of the options had exercise prices of $12.00.   As of December 30, 2007, 306,375 options were vested and exercisable.

During fiscal year 2007, the Company granted a total of stock options for 80,000 shares to four management employees.  The Company did not grant any options or warrants in 2006 and the options for 260,000 shares granted in 2005 were fully vested, of which 80,000 have been cancelled.   As of December 30, 2007, the Company had unrecognized stock based compensation expense of $808,090 for all outstanding awards.

(j) Income Per Share

Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered.  Prior to the adoption of Statement of Financial Accounting Standard No. 123(R), diluted income per share recognized the dilution from all contingently issuable shares, including options and warrants.  For fiscal year 2005, the effect of dilutive stock options increased the weighted average shares outstanding by 285,070 shares.  For fiscal year 2005, such stock options and warrants did affect the determination of diluted income by $0.05 per share; 405,870 options and warrants were considered antidilutive for fiscal year 2005.   The options and warrants that are considered antidilutive have a grant price that exceeded the market price as of the end of the fiscal year.

Since the adoption of SFAS No. 123(R) in fiscal year 2006, diluted income per share is calculated using the treasury stock method, which considers unrecognized compensation expense as well as the potential excess tax benefits that reflect the current market price and total compensation expense to be recognized under SFAS No. 123(R). If the sum of the assumed proceeds, including the unrecognized compensation costs calculated under the treasury stock method, exceeds the average stock price, those options would be considered antidilutive and therefore excluded from the calculation of diluted income per share. For fiscal years 2007 and 2006, the incremental shares added in the calculation of diluted income per share were 90,996 and 119,380, which affected the determination of diluted income by approximately $0.00 and $0.01 per share, respectively.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 25, 1998, the Company completed a sale-leaseback transaction involving the sale and leaseback of land, building and improvements of 13 company-owned restaurants. The properties were sold for $11.5 million and resulted in a gain of approximately $3.5 million that was deferred and is amortized over the terms of the leases, which are 15 years each.   The deferred gain at December 31, 2006 and December 30, 2007 was $1,352,927 and $1,144,785, respectively.  The leases are classified as operating leases in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 “Accounting for Leases”.  Subsequent to the original transaction, two leases were sold.  The remaining 11 leases have a total future minimum lease obligation of approximately $6,387,210 and are included in the future minimum lease payment schedule below.

Future minimum lease payments (which includes the two closed restaurants scheduled below) under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 30, 2007, including long-term leases signed and effective in fiscal year 2008 are approximately:

Year Ending

2008	$5,699,708
2009	5,667,913
2010	5,330,285
2011	5,058,309
2012	4,954,706
Thereafter	21,557,830
$48,268,751

On May 4, 2006, the Company was released from its lease obligations at one of the three Idaho restaurants when the third party operator purchased the building from the landlord.

The two remaining Idaho restaurants (which are included in the table above) have been subleased to third party restaurant operators.  One of the subtenants has two five year options to extend its lease.  The other subtenant extended its lease during 2006 for 77 months which corresponds with the base lease term.  Future minimum lease receipts under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 30, 2007 are approximately:

Year Ending

2008	$199,950
2009	113,040
2010	115,296
2011	117,564
2012	119,916
Thereafter	61,134
$726,900

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rent expense for restaurant operating space and equipment amounted to $6,103,154, $6,164,216 and $6,134,555 for the fiscal years 2005, 2006 and 2007, respectively.

(7)	Accrued Expenses and Other Liabilities

Accrued expenses consist of the following:

	2006	2007

Property Tax	$751,393	$643,492
Insurance	400,321	450,878
Rent	129,908	117,096
Interest	12,538	120,865
Other	95,075	128,810
	$1,389,234	$1,461,141

Other liabilities consist of the following:

	2006	2007

Deferred Rent	$1,442,260	$1,843,311
Other	63,500	66,958
	$1,505,760	$1,910,270

(8)	Acquisition

In January 2004, the Company purchased 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million.  The financing for the acquisition was provided by Bank of America, CNL Franchise Network, LP (“CNL”) and the sellers of the Beaumont-based franchise restaurants.   Six of the acquired restaurants were concurrently sold to CNL for $8.325 million in a sale-leaseback transaction.  The sellers accepted $3.0 million in notes from Mexican Restaurants, Inc. for the balance of the purchase price.  On March 31, 2006, the Company prepaid $2.5 million in fixed rate notes and on June 29, 2007 the Company prepaid the remaining $500,000 fixed rate note.

On August 17, 2006, the Company completed its purchase of two Houston-area Mission Burrito restaurants and related assets for a total consideration of approximately $725,000, excluding acquisition costs.  The acquisition was accounted for under Statement of Financial Accounting Standard No. 141 “Business Combinations”, and results of operations are included in the accompanying financial statements from the date of acquisition.  The assets acquired and liabilities assumed of the acquisition were recorded at estimated fair values using comparables, appraisals, and other supporting documentation.

A summary of the assets acquired and liabilities assumed in the acquisition follow:

Estimated fair value of assets acquired:

Current assets	$19,355
Property and equipment	233,500
Goodwill	501,141
Total assets	$753,996
Less: Liabilities assumed	(906)
Cash acquired	(10,600)

Net assets acquired	$742,490

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)	401(k) Plan

Beginning in fiscal year 1998, the Company established a defined contribution 401(k) plan that covers substantially all full-time employees meeting certain age and service requirements.  Participating employees may elect to defer a percentage of their qualifying compensation as voluntary employee contributions.  The Company may contribute additional amounts at the discretion of management.  The Company did not make any contributions to the plan in fiscal years 2005, 2006 and 2007.

(10)	Related Party Transactions

On June 12, 2007, the Company’s Director of Franchise Operations, Mr. Forehand, resigned his position and entered into a five year employment agreement, which provides for a reduced operational role with the Company.  He continues to serve as a Director and as Vice Chairman of the Company’s Board of Directors.

On June 13, 2007, Mr. Forehand entered into a Stock Purchase Agreement to sell 200,000 shares of his personally-owned common stock back to the Company.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, and the Company finalized the stock purchase on July 6, 2007.

On June 15, 2007, Mr. Forehand entered into an Asset Purchase Agreement to purchase the assets of the Company’s Casa Olé restaurant located in Stafford, Texas, an under-performing restaurant, for an agreed price of 26,806 shares of the Company’s common stock.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, for a total value of $218,205.  The sale resulted in a loss of $79,015.  The restaurant operations were taken over by Mr. Forehand after the close of business on July 1, 2007.  The Stafford restaurant operates under the Company’s uniform franchise agreement and is subject to a monthly royalty fee.  For fiscal year ended December 30, 2007 the Company recognized royalty income of $10,254.

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

(11)	Contingencies

The Company has litigation, claims and assessments that arise in the normal course of business. Management believes that the Company’s financial position or results of operations will not be materially affected by such matters.

On August 15, 2005, the Company issued performance units under the 2005 Plan.  As of December 30, 2007, there were 255,000 performance units outstanding.  The performance units, of which 165,000 expire August 2010, 25,000 expire December 2011, 55,000 expire August 2012 and 10,000 expire November 2012, vest upon a Business Combination (as defined in the 2005 Plan) and are payable in cash in an amount equal to the product of the number of units vested and the average of the high and low prices of the Common Stock as of the last business day preceeding the Business Combination, which average price must be in excess of $20.00 per share.

During the fourth quarter of fiscal year 2007, the Company made a one time adjustment of $100,000 to cost of sales to correct for rebates the Company mistakenly recorded as its own that should have been paid to franchisees.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)	Subsequent Events

On February 19, 2008 a fire at a Company-owned restaurant located in East Texas caused extensive damage to the interior of the restaurant.  The Company has not yet determined the amount of the loss and is currently in discussions with its insurance carrier.

(13)	Selected Quarterly Financial Data (Unaudited)

The unaudited quarterly results for the fiscal year ended  December 31, 2006 and December 30, 2007 were as follows (in thousands, except per share data):

	Fiscal Year 2006 Quarter Ended
	December 31	October 1	July 2	April 2

Revenues	$19,813	$20,241	$20,850	$20,786
Income (loss) from continuing operations, net of tax	(315)	454	1,047	793
Loss from discontinued operations, net of tax	(694)	(79)	(41)	(27)
Net income (loss)	$(1,009)	$375	$1,006	$766
Basic income per share
Income (loss) from continuing operations	$(0.10)	$0.13	$0.31	$0.24
Loss from discontinued operations	(0.20)	(0.02)	(0.01)	(0.01)
Net income (loss)	$(0.30)	$0.11	$0.30	$0.23
Diluted income per share
Income (loss) from continuing operations	$(0.10)	$0.12	$0.28	$0.22
Loss from discontinued operations	(0.20)	(0.02)	(0.01)	(0.01)
Net income (loss)	$(0.30)	$0.10	$0.27	$0.21

	Fiscal Year 2007 Quarter Ended
	December 30	September 30	July 1	April 1

Revenues	$19,843	$20,887	$20,870	$20,490
Income (loss) from continuing operations, net of tax	194	99	184	(21)
Income (loss) from discontinued operations, net of tax	6	(10)	(54)	(48)
Net income (loss)	$200	$89	$130	$(69)
Basic income per share
Income (loss) from continuing operations	$0.06	$0.03	$0.06	$(0.01)
Loss from discontinued operations	--	--	(0.02)	(0.01)
Net income (loss)	$0.06	$0.03	$0.04	$(0.02)
Diluted income per share
Income (loss) from continuing operations	$0.06	$0.03	$0.06	$(0.01)
Income (loss) from discontinued operations	--	--	(0.02)	(0.01)
Net income (loss)	$0.06	$0.03	$0.04	$(0.02)

.