Form 10-Q
period 2008-03-30
MEXICAN RESTAURANTS INC
filed 2008-05-14
CIK 1009244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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
Yes ☒                                No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of "accelerated filer” and “large accelerated filer" in Rule 12b-2 of the Exchange Act.

        Large accelerated filer ☐                                                                               Accelerated filer ☐                                                      Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2008:  3,249,516 shares of common stock, par value $.01.

Table of Contents

          Part I – Financial Information

          Part II – Other Information

Item 1A.	Risk Factors	13
Item 6.	Exhibits	14

Signatures		15

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
ASSETS	3/30/2008	12/30/07

Current assets:
Cash	$492,793	$1,154,629
Royalties receivable	65,466	61,233
Other receivables	766,259	832,790
Inventory	718,189	750,516
Income taxes receivable	350,830	372,576
Prepaid expenses and other current assets	786,786	975,195
Total current assets	3,180,323	4,146,939

Property and equipment	37,687,202	37,028,882
Less accumulated depreciation	(19,942,598)	(19,175,946)
Net property and equipment	17,744,604	17,852,936

Goodwill	11,403,805	11,403,805
Deferred tax assets	437,127	439,985
Other assets	484,349	512,261
Total Assets	$33,250,208	$34,355,926

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,834,795	$2,181,873
Accrued sales and liquor taxes	145,249	130,941
Accrued payroll and taxes	1,067,164	1,135,326
Accrued expenses	993,366	1,461,141
Current portion of liabilities associated with leasing and exit activities	53,674	148,681
Total current liabilities	4,094,248	5,057,962

Long-term debt	6,200,000	6,400,000
Other liabilities associated with leasing and exit activities, net of current portion	561,763	577,582
Deferred gain	1,092,749	1,144,785
Other liabilities	1,906,553	1,910,270
Total liabilities	13,855,313	15,090,599

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares
authorized, 4,732,705 shares issued	47,327	47,327
Additional paid-in capital	19,306,968	19,275,067
Retained earnings	13,183,413	13,107,896
Treasury stock of 1,483,189 and 1,485,689 common shares, at 3/30/08 and 12/30/07, respectively	(13,142,813)	(13,164,963)
Total stockholders' equity	19,394,895	19,265,327

Total Liabilities and Stockholders' Equity	$33,250,208	$34,355,926

See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	13-Week Period Ended 3/30/2008	13-Week Period Ended 4/1/2007
Revenues:
Restaurant sales	$20,244,473	$20,327,818
Franchise fees, royalties and other	158,581	162,244
	20,403,054	20,490,062

Costs and expenses:
Cost of sales	5,789,894	5,746,999
Labor	6,431,823	6,848,819
Restaurant operating expenses	5,070,497	5,098,166
General and administrative	2,101,582	1,908,880
Depreciation and amortization	858,858	821,773
Pre-opening costs	36,884	-
Impairment costs	32,252	-
Vidor fire gain	(126,371)	-
Loss on sale of property and equipment	27,007	7,315
	20,222,426	20,431,952

Operating income	180,628	58,110

Other income (expense):
Interest income	2,082	1,963
Interest expense	(141,523)	(99,632)
Other, net	7,332	11,203
	(132,109)	(86,466)

Income (loss) from continuing operations before income taxes	48,519	(28,356)
Income tax expense (benefit)	12,166	(7,098)
Income (loss) from continuing operations	36,353	(21,258)

Discontinued operations:
Loss from discontinued operations	-	(21,453)
Restaurant closure income (expense)	52,289	(59,020)
Gain on sale of assets	-	3,412
Income (loss) from discontinued operations before income taxes	52,289	(77,061)
Income tax benefit (provision)	(13,125)	28,775
Income (loss) from discontinued operations	39,164	(48,286)

Net income (loss)	$75,517	$(69,544)

Basic income (loss) per share
Income (loss) from continuing operations	$0.01	$(0.01)
Income (loss) from discontinued operations	0.01	(0.01)
Net income (loss)	$0.02	$(0.02)

Diluted income (loss) per share
Income (loss) from continuing operations	$0.01	$(0.01)
Income (loss) from discontinued operations	0.01	(0.01)
Net income (loss)	$0.02	$(0.02)

Weighted average number of shares outstanding (basic)	3,247,167	3,460,322

Weighted average number of shares outstanding (diluted)	3,314,286	3,460,322

              See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended	13 Weeks Ended
	3/30/2008	4/1/2007
Cash flows from operating activities:
Net income (loss)	$75,517	$ (69,544)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	858,858	821,773
Deferred gain amortization	(52,036)	(52,035)
Loss (income) from discontinued operations	(39,164)	48,286
Impairment costs	32,252	-
Vidor fire gain	(126,371)	-
Loss on sale of property & equipment	27,007	7,315
Stock based compensation expense	44,500	26,053
Excess tax benefit – stock-based compensation expense	(876)	-
Deferred income tax benefit	(10,267)	(5,191)
Changes in operating assets and liabilities:
Royalties receivable	(4,233)	(7,893)
Other receivables	68,015	(9,330)
Inventory	23,475	(9,102)
Income taxes receivable	22,622	53,029
Prepaid and other current assets	188,409	77,827
Other assets	17,274	(7,780)
Accounts payable	(366,116)	(352,197)
Accrued expenses and other liabilities	(521,629)	(578,056)
Liabilities associated with leasing and exit activities	(19,954)	(7,077)
Deferred rent and other long-term liabilities	(3,717)	49,372
Total adjustments	138,049	54,994
Net cash provided by (used in) continuing operations	213,566	(14,550)
Net cash used in discontinued operations	(40,092)	(182,816)
Net cash provided by (used in) operating activities	173,474	(197,366)

Cash flows from investing activities:
Insurance proceeds received from Vidor fire loss	200,000	-
Purchase of property and equipment	(844,861)	(1,166,537)
Proceeds from sale of property and equipment	-	1,200
Net cash used in continuing operations	(644,861)	(1,165,337)
Net cash provided by discontinued operations	-	4,020
Net cash used in investing activities	(644,861)	(1,161,317)

Cash flows from financing activities:
Borrowings under line of credit agreement	760,000	1,550,000
Payments under line of credit agreement	(960,000)	(350,000)
Excess tax benefit – stock-based compensation expense	876	-
Exercise of stock options	8,675	-
Net cash provided by (used in) financing activities	(190,449)	1,200,000

Net decrease in cash	(661,836)	(158,683)

Cash at beginning of period	1,154,629	653,310

Cash at end of period	$492,793	$494,627

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$141,752	$84,224
Income taxes	$-	$-

                       See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation

In the opinion of Mexican Restaurants, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of March 30, 2008, and the consolidated statements of operations and cash flows for the 13-week periods ended March 30, 2008 and April 1, 2007.  The consolidated statements of operations for the 13-week period ended March 30, 2008 is not necessarily indicative of the results to be expected for the full year.  During the interim periods, the Company follows the accounting policies described in the notes to its consolidated financial statements in its Annual Report and Form 10-K for the year ended December 30, 2007 filed with the Securities and Exchange Commission on March 26, 2008.  Reference should be made to such consolidated financial statements for information on such accounting policies and further financial detail.

Impact of Recently Issued Accounting Standards

    In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which is a revision of SFAS 141 “Business Combinations”. SFAS No. 141(R) significantly changes the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of evaluating the impact the adoption of SFAS No. 141(R) will have on its results of operations and financial condition should the Company enter into business combinations after adoption.

    In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”), which is an amendment to ARB No. 51 “Consolidated Financial Statements”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of evaluating the impact the adoption of  SFAS No. 160 will have on its results of operations and financial condition. Presently, there are no significant noncontrolling interests in any of the Company’s consolidated subsidiaries.  Therefore, we currently believe the impact of SFAS No. 160, if any, will primarily depend on the materiality of noncontrolling interests arising in future transactions to which the consolidated financial statement presentation and disclosure provisions of SFAS No. 160 will apply.

2.            Income Taxes

In May 2006, the State of Texas enacted a new business tax that is imposed on gross margin to replace the State’s current franchise tax regime.  The new legislation’s effective date was January 1, 2008, which means that our first Texas margins tax (“TMT”) return will be due May 15, 2008 and will be based on our 2007 operations.  Although the TMT is imposed on an entity’s gross margin rather than on its net income, certain aspects of the tax make it similar to an income tax.  In accordance with the guidance provided in SFAS No. 109, we have properly determined the impact of the newly-enacted legislation in the determination of our reported state current and deferred income tax liability.

3.    Stock-Based Compensation

At March 30, 2008, the Company had one equity-based compensation plan from which stock-based compensation awards can be granted to eligible employees, officers or directors. The current plan is the 2005 Long Term Incentive Plan.  The 1996 Long Term Incentive Plan, the Stock Option Plan for Non-Employee Directors and the 1996 Manager’s Stock Option Plan have terminated by their own terms, but still have options which remain exercisable until the earlier of ten years from the date of grant or no more than 90 days after the optionee ceases to be an employee of the company.  These plans are described in more detail in Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.  The Company utilizes SFAS No.123 (Revised) Share-Based Payments (“SFAS No.123(R)”) in accounting for its stock based compensation.

On May 22, 2007, the Company’s Board of Directors approved a restricted stock grant of 10,000 shares to its President, with such grant vesting over a four-year period.  Also, restricted stock grants for an aggregate of 11,000 shares were made to four employees of its Michigan operations, with such grants vesting over a five-year period.  In addition, the Board approved a stock option grant to the Company’s President for 50,000 options with a grant date price of $8.43.  The options vest over a five-year period, with no vesting in the first year and vesting of 10%, 20%, 30% and 40% in the second, third, fourth and fifth years, respectively.

In August 2007, the Company’s Board of Directors approved restricted stock grants for an aggregate of 20,000 shares to two employees, with one 10,000 share grant vesting over five years and the second 10,000 share grant vesting as follows: 2,000 shares vested on August 30, 2007 with the remaining 8,000 shares vesting at 2,000 shares per year over four years.   The Company’s Board also approved a 20,000 stock option grant to one employee and a 5,000 stock option grant to another employee with such grants vesting over five years.

On November 13, 2007, the Company’s Board of Directors approved restricted stock grants aggregating 10,000 shares to four employees, with such grants vesting over a five year period.  In addition, the Board approved a stock option grant to an employee for 5,000 options with a grant date price of $6.90.  This option grant vests over a five year period.

On December 17, 2007, the Company’s Board of Directors awarded 5,000 restricted shares each to two officers, with such shares vesting at 20% per year.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price for which the options were sold over the exercise prices of the options.  There were 2,500 stock options exercised in the 13-week period ending March 30, 2008.  The Company received cash in the amount of $8,675 from the exercise of these options.

4.           Income per Share

Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered.  Since the adoption of SFAS No. 123(R) in fiscal year 2006, diluted income per share is calculated using the treasury stock method, which considers unrecognized compensation expense as well as the potential excess tax benefits that reflect the current market price and total compensation expense to be recognized under SFAS No. 123(R). If the sum of the assumed proceeds, including the unrecognized compensation costs calculated under the treasury stock method, exceeds the average stock price, those options would be considered antidilutive and therefore excluded from the calculation of diluted income per share. For the quarter ended March 30, 2008, the incremental shares added in the calculation of diluted income per share were 67,119.  For the quarter ended April 1, 2007 all incremental shares were antidilutive.

5.           Vidor Fire

      The consolidated statement of operations for the quarter ended March 30, 2008 includes a separate line item for a gain of $126,371 resulting from the write-off of assets damaged by the February 19th fire at our  Casa  Olé restaurant located in Vidor, Texas, offset by insurance proceeds for the replacement of assets. The Company’s insurers paid $200,000 in the first quarter and the Company has spent $64,958 for the replacement of assets. The Company anticipates finalizing all claim amounts, including amounts related to business interruption, during the second quarter of 2008 and the restaurant is scheduled to reopen in June.

6.           Long-term Debt

On June 29, 2007 the Company entered into a Credit Agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) in order to increase the revolving loan amount available to the Company from $7.5 million to $10 million.   In connection with the execution of the Wells Fargo Agreement, the Company prepaid and terminated its then existing credit facility between the Company and Bank of America.  The Wells Fargo Agreement provides for a revolving loan of up to $10 million, with an option to increase the revolving loan by an additional $5 million, for a total of $15 million.  The Wells Fargo Agreement terminates on June 29, 2010.  At the Company’s option, the revolving loan bears an interest rate equal to either the Wells Fargo’s Base Rate plus a stipulated percentage or LIBOR plus a stipulated percentage.  Accordingly, the Company is impacted by changes in the Base Rate and LIBOR.  The Company is subject to a non-use fee of 0.50% on the unused portion of the revolver from the date of the Wells Fargo Agreement.  The Wells Fargo Agreement also allows up to $2.0 million in annual stock repurchases.  The Company has pledged the stock of its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as collateral for its credit facility with Wells Fargo.  The Wells Fargo Agreement requires the Company to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  As of March 30, 2008, the Company was in compliance with all debt covenants and as of the date hereof expects to be in compliance with its debt covenants during the balance of fiscal year 2008.

7.	Restaurant Closure Costs

In the first quarter of 2008, the Company recorded restaurant closure income of $52,289, all of which is included in discontinued operations.  This closure income related to the revision by management of the estimated repair and maintenance costs, utility costs and property taxes associated with restaurants closed in prior years.  In the first quarter of 2007, restaurant closure costs totaled $59,020.

8.    Impairment of Long-Lived Assets

In accordance with SFAS No. 144,  “Accounting for the Impairments or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  For the quarter ended March 30, 2008, the Company recorded impairment costs of $32,252 related to two under-performing restaurants operating in the Houston area.

9.     Related Party Transactions

      On June 12, 2007, the Company’s Director of Franchise Operations, Mr. Forehand, resigned his position and entered into a five-year employment agreement, which provides for a reduced operational role with the  Company.  He continues to serve as a Director and as Vice Chairman of the Company’s Board of Directors.

On June 15, 2007, Mr. Forehand entered into an Asset Purchase Agreement to purchase the assets of the Company’s Casa Olé restaurant located in Stafford, Texas, an under-performing restaurant, for an agreed price of 26,806 shares of the Company’s common stock.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, for a total value of $218,205.  The sale resulted in a non-cash loss of $79,015.  The restaurant operations were taken over by Mr. Forehand after the close of business on July 1, 2007.  The Stafford restaurant operates under the Company’s uniform franchise agreement and is subject to a monthly royalty fee.  For the 13-week period ended March 30, 2008, the Company recognized royalty income of $5,735.

On June 13, 2007, Mr. Forehand entered into a Stock Purchase Agreement to sell 200,000 shares of his personally-owned common stock back to the Company.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, and the Company finalized the stock purchase on July 6, 2007.

10.	Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” on December 31, 2007, for our financial assets and financial liabilities.  As permitted by Financial Accounting Standards Board Staff Position No. 157-2, we will adopt FAS 157 for our nonfinancial assets and nonfinancial liabilities on December 29, 2008.  FAS 157 defines fair value, provides guidance for measuring fair value, and requires certain disclosures.  FSP 157-2 amends FAS 157 to delay the effective date of the application of FAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities.  Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination, and fair value measurement used in long lived assets under FAS 144.

FAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•
Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The adoption of this statement did not have a material impact on our consolidated financial statements.

           In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement provides an opportunity to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 becomes effective for the fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 159 on December 31, 2007, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: national, regional or local economic and real estate conditions; inflation; increased food, labor and benefit costs; growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating and discretionary spending habits; the risk of food-borne illness; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company.  The use of words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s most recently filed Annual Report and Form 10-K that attempt to advise interested parties of the risks and factors that may affect the Company’s business.  The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein, to reflect any change in its expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

General

The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Tex-Mex Café, Monterey’s Little Mexico, Tortuga Coastal Cantina, Crazy Jose’s, La Señorita and Mission Burrito.  At March 30, 2008 the Company operated 59 restaurants, franchised 18 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

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

Results of Operations

      Revenues.  The Company’s revenues for the first quarter of fiscal year 2008 decreased $87,008 or 0.4% to $20.4 million compared with $20.5 million for the same quarter in fiscal year 2007.  Restaurant sales for first quarter 2008 decreased $83,345 or 0.4% to $20.2 million compared with $20.3 million for the first quarter of fiscal year 2007.  The decrease in restaurant revenues reflects the sale of one Casa Olé restaurant in June of 2007 and the six week closure of another Casa Olé restaurant that was extensively damaged by fire, the impact of which was partially offset by an increase in same-store sales.  For the first quarter ended March 30, 2008, Company-owned same-restaurant sales increased approximately 1.2% and franchised-owned same-restaurant sales, as reported by franchisees, increased approximately 3.3% over the same quarter in fiscal 2007.

       Costs and Expenses.  Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased as a percent of restaurant sales 30 basis points to 28.6% compared with 28.3% in the first quarter of fiscal year 2007.  The increase primarily reflects higher commodity prices, especially cheese, dry goods and tortillas.  In March of 2008, the Company raised menu prices at most of our concepts in an effort to offset some of the rise in commodity costs.

    Labor and other related expenses decreased as a percentage of restaurant sales 190 basis points to 31.8% as compared with 33.7% in the first quarter of fiscal year 2007.  The decrease primarily reflects a one-time credit adjustment to group health insurance related to improved program coverage, and also improved hourly labor utilization.

    Restaurant operating expenses, which primarily include rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, decreased as a percentage of restaurant sales 10 basis points to 25.0% as compared with 25.1% in the first quarter of fiscal year 2007. The decrease primarily reflects lower advertising expense and insurance expense as a percentage of restaurant sales, partially offset by higher rent expense.

   General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations.  As a percentage of total revenue, general and administrative expenses increased 100 basis points to 10.3% for the first quarter of fiscal year 2008 as compared with 9.3% for the first quarter of fiscal year 2007.  In absolute dollars, general and administrative costs were $192,702 higher in the first quarter of fiscal year 2008 compared with the first quarter of fiscal year 2007.  The increase primarily reflects consulting fees related to marketing and market research for Mission Burrito concept development, an increase in legal expenses, consulting fees related to Sarbanes-Oxley compliance, banking fees and stock-based compensation expense.

     Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets.  Depreciation and amortization expense increased as a percentage of total sales 20 basis points to 4.2% for the first quarter of fiscal year 2008 as compared with 4.0% the same quarter in fiscal year 2007.  Such expense for the first quarter of fiscal year 2008 was $37,085 higher than for the first quarter in fiscal year 2007.  The increase reflects additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

The Company opened one new Mission Burrito restaurant during the first quarter of 2008, incurring $36,884 in pre-opening costs.

      Impairment Costs. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairments or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  For the 13-week period ended March 30, 2008, the Company recorded impairment costs of $32,252 related to two underperforming restaurants operating in the Houston area.

      Vidor Fire.   The consolidated statement of operations for the quarter ended March 30, 2008 includes a separate line item for a gain of $126,371 resulting from the write-off of assets damaged by the February 19th fire at our Casa Olé restaurant located in Vidor, Texas, offset by insurance proceeds for the replacement of assets. The Company’s insurers paid $200,000 in the first quarter and the Company has spent $64,958 for the replacement of assets. The Company anticipates finalizing all claim amounts, including amounts related to business interruption, during the second quarter of 2008 and the restaurant is scheduled to reopen in June.

        Gain/Loss on Sale of Assets.  During the first quarter of fiscal year 2008, the Company recorded losses of $27,007 primarily related to the routine disposal of restaurant assets.

    Other Income (Expense).   Net expense increased $45,643 to $132,109 in the first quarter of fiscal year 2008 compared with a net expense of $86,466 in the first quarter of fiscal year 2007.  Interest expense increased $41,891 to $141,523 in the first quarter of fiscal year 2008 compared with interest expense of $99,632 in the first quarter of fiscal year 2007.  Average debt outstanding was higher during the first quarter of fiscal year 2008 than it was for the first quarter of fiscal year 2007.  As of March 30, 2008, the Company’s outstanding debt was $6.2 million.  The Company paid down $200,000 of its revolving line of credit during the first quarter of fiscal year 2008.

    Income Tax Expense.  The Company’s effective tax rate from continuing operations for the first quarter of fiscal year 2008 was an expense of 25.1% as compared to a benefit of 25.0% for the first quarter of fiscal year 2007.  In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates.  The impact of significant discrete items is separately recognized in the quarter in which they occur.

    Restaurant Closure Costs.  For the 13-week period ended March 30, 2008, the Company recorded net restaurant closure income of $52,289 related to the revision by management of estimated repair and maintenance costs, utility costs and property taxes associated with restaurants closed in prior years.  In the first quarter of 2007, restaurant closure costs totaled $59,020.

Liquidity and Capital Resources

    The Company met capital requirements for the first 13-week period of fiscal year 2008 primarily by drawing on its cash reserves.  In the first 13-week period for fiscal year 2008, the Company had cash flow provided by operating activities of $173,474, compared with cash flow used in operating activities of $197,366 in the initial 13-week period of fiscal year 2007.  The increase in cash flow from operating activities primarily reflects the increase in operating income.  During the first quarter of fiscal year 2008, the Company made a net payment of $200,000 towards the Company’s line of credit, compared to a use of cash of $1.2 million primarily related to payment of capital expenditures during the first quarter of fiscal year 2007.  As of March 30, 2008, the Company had a working capital deficit of $913,925 compared with a working capital deficit of $911,023 at December 30, 2007 and approximately $1.2 million at April 1, 2007.  A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

      The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units.  During the 13-week period ended March 30, 2008, total cash used for capital requirements was $844,861, which included approximately $350,000 spent for routine capital expenditures, approximately $420,000 for new restaurant development and approximately $70,000 spent to-date to reconstruct the restaurant in Vidor, Texas destroyed by fire in February 2008.  The Company opened one new Mission Burrito restaurant during the first 13-week period of 2008 and a second Mission Burrito restaurant is under construction and scheduled to open in late May 2008.  Currently, three Mission Burrito leases are under review and are expected to be signed sometime during the second quarter of 2008.  The Company is also planning the conversion of one existing Company-owned restaurant to a Mission Burrito restaurant, the conversion of which is expected to start later this fiscal year.  The Company’s management anticipates that it will spend approximately $3.5 million for capital expenditures during the remainder of fiscal year 2008, exclusive of costs to rebuild the one restaurant destroyed by fire, which will be reimbursed to the Company with insurance proceeds.

    Prior to fiscal 2008, the Company has incurred debt to carry out acquisitions, to repurchase its common stock, to develop new restaurants and to remodel existing restaurants, as well as to accommodate other working capital needs.  During the 13-week period ended March 30, 2008, the Company made a net payment of $200,000 towards its line of credit.  As of March 30, 2008, the Company had $6.2 million drawn on its line of credit.

On June 29, 2007 the Company entered into a Credit Agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) in order to increase the revolving loan amount available to the Company from $7.5 million under its then existing credit facility with Bank of America to $10 million.   In connection with the execution of the Wells Fargo Agreement, the Company prepaid and terminated its then existing credit facility between the Company and Bank of America.  The Wells Fargo Agreement provides for a revolving loan of up to $10 million, with an option to increase the revolving loan by an additional $5 million, for a total of $15 million.  The Wells Fargo Agreement terminates on June 29, 2010.  At the Company’s option, the revolving loan bears an interest rate equal to either the Wells Fargo’s Base Rate plus a stipulated percentage or LIBOR plus a stipulated percentage.  Accordingly, the Company is impacted by changes in the Base Rate and LIBOR.  The Company is subject to a non-use fee of 0.50% on the unused portion of the revolver from the date of the Wells Fargo Agreement.  The Wells Fargo Agreement also allows up to $2.0 million in annual stock repurchases.  The Company has pledged the stock of its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as collateral for its credit facility with Wells Fargo.  The Wells Fargo Agreement requires the Company to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  As of March 30, 2008, the Company was in compliance with all debt covenants and as of the date hereof expects to be in compliance with its debt covenants during the balance of fiscal year 2008.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At March 30, 2008, there was $6.2 million outstanding under our revolving credit facility which currently bears interest at 225 basis points (depending on our leverage ratios) over the London Interbank Offered Rate or LIBOR.  Should interest rates based on these borrowings increase by one percentage point, our estimated quarterly interest expense would increase by $15,500.

Many of the products and the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility.  There are no established fixed price markets for certain commodities such as produce and cheese, and we are subject to prevailing market conditions when purchasing those types of commodities.  For other commodities, we employ various purchasing and pricing contracts in an effort to minimize volatility, including fixed price contracts for terms of one year or less and negotiating prices with vendors with reference to fluctuating market prices.  We currently do not use financial instruments to hedge commodity prices.  Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices, or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

Item 4T.   Controls and Procedures

Evaluation of Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

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

Items 1, 2, 3, 4 and 5 of this Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mexican Restaurants, Inc.

Dated: May 14, 2008	By: /s/ Curt Glowacki
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2008	By: /s/ Andrew J. Dennard
Andrew J. Dennard
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)