Form 10-Q
period 2008-06-29
MEXICAN RESTAURANTS INC
filed 2008-08-13
CIK 1009244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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
Yes ☒                                No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                                                                                                 Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☒           Smaller reporting company       ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2008:  3,249,891 shares of common stock, par value $.01.

Table of Contents

          Part I – Financial Information

          Part II – Other Information

Item 1A.	Risk Factors	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 6.	Exhibits	16

Signatures		17

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

PART 1 – FINANCIAL INFORMATION

   Item 1.       Financial Statements

Mexican Restaurants, Inc.
Consolidated Balance Sheets

	(Unaudited)
ASSETS	6/29/2008	12/30/07

Current assets:
Cash	$709,195	$1,154,629
Royalties receivable	69,514	61,233
Other receivables	823,440	832,790
Inventory	740,291	750,516
Income taxes receivable	352,846	372,576
Prepaid expenses and other current assets	869,082	975,195
Total current assets	3,564,368	4,146,939

Property and equipment	39,133,754	37,028,882
Less accumulated depreciation	(20,784,680)	(19,175,946)
Net property and equipment	18,349,074	17,852,936

Goodwill	11,403,805	11,403,805
Deferred tax assets	419,077	439,985
Other assets	462,059	512,261
Total Assets	$34,198,383	$34,355,926

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,945,772	$2,181,873
Accrued sales and liquor taxes	163,626	130,941
Accrued payroll and taxes	1,050,946	1,135,326
Accrued expenses	1,103,517	1,461,141
Current portion of liabilities associated with leasing and exit activities	42,977	148,681
Total current liabilities	4,306,838	5,057,962

Long-term debt	6,500,000	6,400,000
Other liabilities associated with leasing and exit activities, net of current portion	548,686	577,582
Deferred gain	1,040,714	1,144,785
Other liabilities	2,000,666	1,910,270
Total liabilities	14,396,904	15,090,599

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares
authorized, 4,732,705 shares issued	47,327	47,327
Additional paid-in capital	19,351,170	19,275,067
Retained earnings	13,542,472	13,107,896
Treasury stock of 1,482,814 and 1,485,689 common shares, at 6/29/08 and 12/30/07, respectively	(13,139,490)	(13,164,963)
Total stockholders' equity	19,801,479	19,265,327

Total Liabilities and Stockholders' Equity	$34,198,383	$34,355,926

See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	13-Week Period Ended 6/29/2008	13-Week Period Ended 7/01/2007	26-Week Period Ended 6/29/2008	26-Week Period Ended 7/01/2007
Revenues:
Restaurant sales	$20,704,183	$20,700,473	$40,948,656	$41,028,292
Franchise fees, royalties and other	161,306	169,716	319,887	331,960
Business interruption	121,192	-	121,192	-
	20,986,681	20,870,189	41,389,735	41,360,252

Costs and expenses:
Cost of sales	6,070,857	5,896,176	11,860,751	11,643,175
Labor	6,827,032	6,631,254	13,258,855	13,480,073
Restaurant operating expenses	4,929,922	5,080,626	10,000,419	10,178,792
General and administrative	1,813,156	1,926,749	3,914,738	3,835,630
Depreciation and amortization	875,631	856,462	1,734,490	1,678,235
Pre-opening costs	35,664	19,993	72,548	19,993
Impairment costs	22,577	-	54,829	-
Gain on disposition of assets from Vidor fire	(149,338)	-	(275,709)	-
Loss on sale of other property and equipment	16,738	84,367	43,745	91,682
	20,442,239	20,495,627	40,664,666	40,927,580

Operating income	544,442	374,562	725,069	432,672

Other income (expense):
Interest income	828	1,861	2,910	3,824
Interest expense	(91,689)	(123,951)	(233,212)	(223,583)
Other, net	8,545	14,300	15,877	25,503
	(82,316)	(107,790)	(214,425)	(194,256)

Income from continuing operations before income taxes	462,126	266,772	510,644	238,416
Income tax expense	103,067	82,492	116,434	75,394
Income from continuing operations	359,059	184,280	394,210	163,022

Discontinued Operations:
Income from discontinued operations	-	24,543	-	3,090
Restaurant closure income (expense)	-	(110,529)	52,289	(169,549)
Gain on sale of assets	-	-	-	3,412
Income (loss) from discontinued operations before income taxes	-	(85,986)	52,289	(163,047)
Income tax benefit (provision)	-	31,588	(11,923)	60,363
Income (loss) from discontinued operations	-	(54,398)	40,366	(102,684)

Net income	$359,059	$129,882	$434,576	$60,338

Basic income (loss) per share
Income from continuing operations	$0.11	$0.06	$0.12	$0.05
Income (loss) from discontinued operations	-	(0.02)	0.01	(0.03)
Net income	$0.11	$0.04	$0.13	$0.02

Diluted income (loss) per share
Income from continuing operations	$0.11	$0.06	$0.12	$0.05
Income (loss) from discontinued operations	-	(0.02)	0.01	(0.03)
Net income	$0.11	$0.04	$0.13	$0.02

Weighted average number of shares (basic)	3,252,320	3,416,488	3,249,743	3,438,405

Weighted average number of shares (diluted)	3,313,677	3,427,983	3,310,690	3,460,690

              See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended	26 Weeks Ended
	6/29/2008	7/1/2007
Cash flows from operating activities:
Net income	$434,576	$ 60,338
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	1,734,490	1,678,235
Deferred gain amortization	(104,071)	(104,071)
Loss (income) from discontinued operations	(40,366)	102,684
Impairment costs	54,829	-
Gain on disposition of assets from Vidor fire	(275,709)	-
Loss on sale of other property & equipment	43,745	91,682
Stock based compensation expense	90,778	48,535
Excess tax benefit – stock-based compensation expense	(908)	(7,100)
Deferred income tax expense (benefit)	8,985	(84,766)
Changes in operating assets and liabilities:
Royalties receivable	(8,281)	39,827
Other receivables	9,350	(55,471)
Inventory	1,373	(6,048)
Income taxes receivable	20,638	(81,233)
Prepaid and other current assets	106,113	(168,068)
Other assets	28,926	(117,364)
Accounts payable	(257,901)	(542,158)
Accrued expenses and other liabilities	(409,319)	(544,786)
Liabilities associated with leasing and exit activities	(134,600)	(458)
Deferred rent and other long-term liabilities	(8,748)	330,525
Total adjustments	859,325	579,965
Net cash provided by continuing operations	1,293,901	640,303
Net cash provided by discontinued operations	52,289	13,998
Net cash provided by operating activities	1,346,190	654,301

Cash flows from investing activities:
Insurance proceeds received from Vidor fire loss	350,000	-
Purchase of property and equipment	(2,351,566)	(2,580,355)
Proceeds from landlord for lease buildout	99,144	-
Proceeds from sale of property and equipment	-	5,280
Net cash used in continuing operations	(1,902,422)	(2,575,075)
Net cash provided by discontinued operations	-	4,020
Net cash used in investing activities	(1,902,422)	(2,571,055)

Cash flows from financing activities:
Borrowings under line of credit agreement	1,260,000	3,878,000
Payments under line of credit agreement	(1,160,000)	(350,000)
Payments on long-term debt	-	(500,000)
Excess tax benefit – stock-based compensation expense	908	7,100
Exercise of stock options	9,890	8,900
Net cash provided by financing activities	110,798	3,044,000

Net increase (decrease) in cash	(445,434)	1,127,246

Cash at beginning of period	1,154,629	653,310

Cash at end of period	$709,195	$1,780,556

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$267,020	$230,797
Income taxes	$88,771	$93,000

   See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation

In the opinion of Mexican Restaurants, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of June 29, 2008, and the consolidated statements of income and cash flows for the 13-week and 26-week periods ended June 29, 2008 and July 1, 2007.  The consolidated statements of income for the 13-week and 26-week periods ended June 29, 2008 are not necessarily indicative of the results to be expected for the full year.  During the interim periods, the Company follows the accounting policies described in the notes to its consolidated financial statements in its Annual Report and Form 10-K for the year ended December 30, 2007 filed with the Securities and Exchange Commission on March 26, 2008.  Reference should be made to such consolidated financial statements for information on such accounting policies and further financial detail.

Impact of Recently Issued Accounting Standards

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a material impact on the Company’s results from operations or financial position.

       In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company believes SFAS No. 162 will not have a material impact on its results of operations and financial condition.

       In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP.  The requirement for determining the useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company believes FSP FAS 142-3 will not have a material impact on the results of operations and financial condition.

      In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which is a revision of SFAS 141 “Business Combinations”. SFAS No. 141(R) significantly changes the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of evaluating the impact the adoption of SFAS No. 141(R) will have on its results of operations and financial condition should the Company enter into business combinations after adoption.  We currently believe SFAS No. 141(R) will not have a material impact on the Company’s consolidated financial position, cash flows or results of operations.

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

2.            Income Taxes

In May 2006, the State of Texas enacted a new business tax that is imposed on gross margin to replace the State’s current franchise tax regime.  The new legislation’s effective date was January 1, 2008, which means that the Company’s first Texas margins tax (“TMT”) return due in 2008 will be based on the Company’s 2007 operations.  Although the TMT is imposed on an entity’s gross margin rather than on its net income, certain aspects of the tax make it similar to an income tax.  In accordance with the guidance provided in SFAS No. 109, we have properly determined the impact of the newly-enacted legislation in the determination of the Company’s reported state current and deferred income tax liability.

3.	Stock-Based Compensation

At June 29, 2008, the Company had one equity-based compensation plan from which stock-based compensation awards can be granted to eligible employees, officers or directors. The current plan is the 2005 Long Term Incentive Plan.  On May 28, 2008 the shareholders approved an amendment to the Company’s 2005 Long Term Incentive Plan to increase the number of shares authorized for issuance under the plan by 75,000 shares, from 350,000 shares to 425,000 shares.  The 1996 Long Term Incentive Plan, the Stock Option Plan for Non-Employee Directors and the 1996 Manager’s Stock Option Plan have terminated by their own terms, but there are still options which remain exercisable under these plans until the earlier of ten years from the date of grant or no more than 90 days after the optionee ceases to be an employee of the Company.  These Company plans are described in more detail in Note 5 of the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.  The Company utilizes SFAS No.123 (Revised) Share-Based Payments (“SFAS No.123(R)”) in accounting for its stock based compensation.

On May 22, 2007, the Company’s Board of Directors approved a restricted stock grant of 10,000 shares for Curt Glowacki, the Company’s President and Chief Executive Officer, with such grant vesting over a four-year period.  Also, restricted stock grants for an aggregate of 11,000 shares were made to four employees of its Michigan operations, with such grants vesting over a five-year period.  In addition, the Board approved a stock option grant to Mr. Glowacki for 50,000 shares with an exercise price of $8.43.  The options vest over a five-year period, with no vesting in the first year and vesting of 10%, 20%, 30% and 40% in the second, third, fourth and fifth years, respectively.

In August 2007, the Company’s Board of Directors approved restricted stock grants for an aggregate of 20,000 shares to two employees, with one 10,000 share grant vesting over five years and the second 10,000 share grant vesting as follows: 2,000 shares vested on August 30, 2007 with the remaining 8,000 shares vesting at 2,000 shares per year over four years.   The Company’s Board also approved a stock option grant for 20,000 shares to one employee and a stock option grant for 5,000 shares to another employee with such grants vesting over five years.

On November 13, 2007, the Company’s Board of Directors approved restricted stock grants aggregating 10,000 shares to four employees, with such grants vesting over a five-year period.  In addition, the Board approved a stock option grant to an employee for 5,000 shares with an exercise price of $6.90.  This option grant vests over a five year period.

On December 17, 2007, the Company’s Board of Directors made awards of 5,000 restricted shares each to two officers, with such shares vesting at 20% per year.

On May 28, 2008, the Company’s Board of Directors approved restricted stock grants to one Board member for 3,000 shares, vesting over three years, and one consultant for 2,000 shares, vesting over two years.

On May 28, 2008, the Company’s shareholders approved the long-term incentive plan for 60,000 long term performance units under the Company’s 2005 Plan for Curt Glowacki, the Company’s President and Chief Executive Officer.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised.  These deductions are generally for the excess of the price for which the options were sold over the exercise prices of the options.  The Company received $1,215 for 375 stock options exercised during the 13-week period ended June 29, 2008 and $8,900 for 2,500 stock options exercised during the 13-week period ended July 1, 2007. The Company received $9,890 for 2,875 stock options exercised during the 26-week period ended June 29, 2008 and $8,900 for 2,500 stock options exercised during the 26-week period ended July 1, 2007.

4.           Income per Share

Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered.  Since the adoption of SFAS No. 123(R) in fiscal year 2006, diluted income per share is calculated using the treasury stock method, which considers unrecognized compensation expense as well as the potential excess tax benefits that reflect the current market price and total compensation expense to be recognized under SFAS No. 123(R). If the sum of the assumed proceeds, including the unrecognized compensation costs calculated under the treasury stock method, exceeds the average stock price, those options would be considered antidilutive and therefore excluded from the calculation of diluted income per share. For the 13-week and 26-week periods ended June 29, 2008, the incremental shares added in the calculation of diluted income per share were 61,357 and 60,947, respectively.  For the 13-week and 26-week periods ended July 1, 2007, the incremental shares added in the calculation of diluted income per share were 11,495 and 22,285, respectively.

5.           Gain on Disposition of Assets from Vidor Fire

The consolidated statements of income for the 13-week and 26-week periods ended June 29, 2008 includes a separate line item for a gain of $149,338 and $275,709, respectively, resulting from the write-off of assets damaged by the February 19, 2008 fire at the Company’s Casa Olé restaurant located in Vidor, Texas, offset by insurance proceeds for the replacement of assets. The Company’s insurers paid $200,000 in the 13-week period ended March 30, 2008 and $150,000 in the 13-week period ended June 29, 2008.  As of June 29, 2008, the Company has spent $425,862 for the replacement of assets. The Company anticipates finalizing all claim amounts related to the property damage during the third quarter of 2008.  The restaurant reopened on July 7, 2008.

The consolidated statements of income for the 13-week and 26-week periods ended June 29, 2008 include a separate line item for revenues for business interruption insurance proceeds of $121,192 related to the fire at the Company’s Vidor, Texas Casa Olé restaurant.

6.           Long-term Debt

In June 2007 the Company entered into a Credit Agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) in order to increase the revolving loan amount available to the Company from $7.5 million to $10 million.   In connection with the execution of the Wells Fargo Agreement, the Company prepaid and terminated its then existing credit facility between the Company and Bank of America.  The Wells Fargo Agreement provides for a revolving loan of up to $10 million, with an option to increase the revolving loan by an additional $5 million, for a total of $15 million.  The Wells Fargo Agreement terminates on June 29, 2010.  At the Company’s option, the revolving loan bears an interest rate equal to either the Wells Fargo’s Base Rate plus a stipulated percentage or LIBOR plus a stipulated percentage.  Accordingly, the Company is impacted by changes in the Base Rate and LIBOR.  The Company is subject to a non-use fee of 0.50% on the unused portion of the revolver from the date of the Wells Fargo Agreement.  The Wells Fargo Agreement also allows up to $2.0 million in annual stock repurchases.  The Company has pledged the stock of its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as collateral for its credit facility with Wells Fargo.  The Wells Fargo Agreement requires the Company to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  As of June 29, 2008, the Company was in compliance with all debt covenants under the Wells Fargo Agreement and as of the date hereof expects to be in compliance with its debt covenants during the next twelve months.

7.	Restaurant Closure Costs

For the 13-week period ended June 29, 2008, the Company did not record any restaurant closure costs.  For the 26-week period ended June 29, 2008, the Company recorded restaurant closure income of $52,289, all of which is included in discontinued operations.  This closure income related to the revision by management of the estimated repair and maintenance costs, utility costs and property taxes associated with restaurants closed in prior years.  For the 13-week and 26-week periods ended July 1, 2007, the Company recorded closure costs of $110,529 and $169,549, respectively, all of which is included in discontinued operations.  These closure costs related primarily to one under-performing restaurant closed in February, 2007 after its lease expired, and to two other restaurants, closed prior to 2007, that the Company subleased, one effective in February 2007 and one effective in May 2007.

8.	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairments or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  For the 13-week and 26-week periods ended June 29, 2008, the Company recorded impairment costs of $22,577 and $54,829, respectively, related to two under-performing restaurants operating in the Houston area.

9.	Related Party Transactions

On June 12, 2007, the Company’s Director of Franchise Operations, Mr. Forehand, resigned his position and entered into a five-year employment agreement, which provides for a reduced operational role with the Company.  He continues to serve as a Director and as Vice Chairman of the Company’s Board of Directors.

On June 15, 2007, Mr. Forehand entered into an Asset Purchase Agreement to purchase the assets of an underperforming Company Casa Olé restaurant located in Stafford, Texas for an agreed price of 26,806 shares of the Company’s common stock.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, for a total value of $218,205.  The sale resulted in a non-cash loss of $79,015.  The restaurant operations were taken over by Mr. Forehand after the close of business on July 1, 2007.  The Stafford restaurant operates under the Company’s uniform franchise agreement and is subject to a monthly royalty fee.  For the 13-week and 26-week periods ended June 29, 2008, the Company recognized royalty income of $5,965 and $11,700, respectively, related to this restaurant.

On June 13, 2007, Mr. Forehand entered into a Stock Purchase Agreement to sell 200,000 shares of his Company common stock back to the Company.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, and the Company finalized the stock purchase on July 6, 2007.

10.	Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” on December 31, 2007 (“SFAS 157”), for the Company’s financial assets and financial liabilities.  As permitted by Financial Accounting Standards Board Staff Position No. 157-2, we will adopt SFAS 157 for the Company’s nonfinancial assets and nonfinancial liabilities on December 29, 2008.  SFAS 157 defines fair value, provides guidance for measuring fair value, and requires certain disclosures.  FSP 157-2 amends SFAS 157 to delay the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities.  Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination, and fair value measurement used in long-lived assets under SFAS 144.

SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: national, regional or local economic and real estate conditions; inflation; increased food, labor and benefit costs; growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating and discretionary spending habits; the risk of food-borne illness; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company.  The use of words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s most recently filed Annual Report and Form 10-K that attempt to advise readers of the risks and factors that may affect the Company’s business.  The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein, to reflect any change in its expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

General

The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Tex-Mex Café, Monterey’s Little Mexico, Tortuga Coastal Cantina, Crazy Jose’s and La Señorita.  The Company also operates a burrito fast casual concept under the name Mission Burrito.  At June 29, 2008 the Company operated 60 restaurants, franchised 18 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

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

Results of Operations

Revenues.  The Company’s revenues for the second quarter of fiscal year 2008 increased $116,492 or 0.6% to $21.0 million compared with $20.9 million for the same quarter in fiscal year 2007.  Restaurant sales for second quarter 2008 increased slightly by $3,710 over the second quarter of fiscal year 2007.  The slight increase in restaurant revenues reflects an increase in same-store sales and the addition of two Mission Burrito fast casual restaurants which was mostly offset by the sale of the Stafford, Texas Casa Olé restaurant in June 2007 and the 20 week closure in the first and second quarters of fiscal 2008 of the Vidor, Texas Casa Olé restaurant that was extensively damaged by fire.  For the second quarter ended June 29, 2008, Company-owned same-restaurant sales increased approximately 0.3% and franchised-owned same-restaurant sales, as reported by franchisees, increased approximately 1.0% over the same quarter in fiscal 2007.

On a year-to-date basis, the Company’s revenue increased $29,483 or 0.1% over the same 26-week period in fiscal 2007.  Restaurant sales for the 26-week period ended June 29, 2008 decreased $79,636 or 0.2% to $40.9 million compared with $41.0 million for the same 26-week period of fiscal 2007.  The decrease reflects the sale of the Stafford, Texas Casa Olé restaurant in June of 2007 and the 20 week closure in the first and second quarters of fiscal 2008 of the Vidor Casa Olé restaurant that was extensively damaged by fire, partially offset by an increase in same-store sales and the addition of two Mission Burrito fast casual restaurants.  For the 26-week period ended June 29, 2008, Company-owned same-restaurant sales increased approximately 0.7% and franchised-owned same-restaurant sales, as reported by franchisees, increased approximately 2.1% over the same 26-week period ended July 1, 2007.

The consolidated statements of income for the 13-week and 26-week periods ended June 29, 2008 includes a separate line item for revenues for business interruption insurance proceeds of $121,192 related to the fire at the Company’s Casa Olé restaurant located in Vidor, Texas.

Costs and Expenses.  Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased as a percent of restaurant sales 80 basis points to 29.3% compared with 28.5% in the second quarter of fiscal year 2007.  The increase primarily reflects higher commodity prices, especially cheese, tortillas, supplies and paper costs, and higher food discounts to customers.

On a year-to-date basis, costs of sales increased as a percent of restaurant sales 60 basis points to 29.0% compared with 28.4% for the same 26-week period a year ago.  The increase was due to the same reasons discussed above.  In March of 2008, the Company raised menu prices at most of the concepts in an effort to offset some of the rise in commodity costs.  The Company plans to increase menu prices again during the third quarter of fiscal year 2008.

Labor and other related expenses increased as a percentage of restaurant sales 100 basis points to 33.0% as compared with 32.0% in the second quarter of fiscal year 2007.  The increase primarily reflects an increase in group health insurance related to increased claims during the second quarter of fiscal year 2008 (35 basis point impact) and a worker’s compensation audit adjustment that was recorded in the second quarter of fiscal year 2007 (25 basis point impact).  As a percentage of restaurant sales, management labor increased 50 basis points and hourly labor decreased 30 basis points during the second quarter of fiscal year 2008.

On a year-to-date basis, labor and other related expenses decreased as a percentage of restaurant sales 50 basis points to 32.4% compared with 32.9% for the 26-week period a year ago.   The decrease reflects a net 20 basis point decrease in group health insurance (in the first quarter of fiscal year 2008, a one-time credit adjustment to group health insurance related to improved program coverage, partially offset by increased claims during the second quarter of fiscal year 2008) and a 60 basis point decrease in hourly labor partially offset by a 30 basis point increase in management labor.

Restaurant operating expenses, which primarily include rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, decreased as a percentage of restaurant sales 70 basis points to 23.8% as compared with 24.5% in the second quarter of fiscal year 2008. On a year-to-date basis, restaurant operating expenses decreased 40 basis points to 24.4% compared with 24.8% for the 26-week period in fiscal year 2007.  The decreases primarily reflect lower advertising expense and insurance expense as a percentage of restaurant sales, partially offset by higher rent expense.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations.  As a percentage of total revenue, general and administrative expenses decreased 60 basis points to 8.6% for the second quarter of fiscal year 2008 as compared with 9.2% for the second quarter of fiscal year 2007.  In absolute dollars, general and administrative costs were $113,593 lower in the second quarter of fiscal year 2008 compared with the second quarter of fiscal year 2007.  The decrease primarily reflects lower general and administrative salaries due to a reduction in several corporate positions, a reduction of bonus accruals that were tied to Company targets and lower manager in training expense, all of which was partially offset by higher relocation expenses, higher banking fees and consulting fees related to marketing for Mission Burrito concept development and consulting fees related to Sarbanes-Oxley compliance.

On a year-to-date basis, general and administrative expenses increased 20 basis points to 9.5% compared with the 26-week period of fiscal 2007.  In absolute dollars, general and administrative costs were $79,108 higher in the 26-week period of fiscal 2008 compared with the 26-week period of fiscal 2007.  The increase primarily reflects higher relocation expense, banking fees, legal expenses and consulting fees related to marketing for Mission Burrito concept development and consulting fees related to Sarbanes-Oxley compliance all of which was partially offset by the second quarter reduction in general and administrative salaries and bonuses and lower manager in training expenses.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets.  Depreciation and amortization expense increased as a percentage of total sales 10 basis points to 4.2% for the second quarter of fiscal year 2008 as compared with 4.1% the same quarter in fiscal year 2007.  Such expense for the second quarter of fiscal year 2008 was $19,169 higher than for the second quarter in fiscal year 2007.  The increase reflects additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.  On a year-to-date basis, depreciation and amortization expenses increased as a percentage of total sales 10 basis points to 4.2% for the 26-week period of fiscal year 2008 as compared with 4.1% the same 26-week period in fiscal year 2007.  The increase was due to the same reasons discussed above.

The Company opened one new Mission Burrito restaurant during the first quarter of 2008, incurring $36,884 in pre-opening costs.  The Company opened another new Mission Burrito restaurant during the second quarter of 2008, incurring $25,237 in pre-opening costs.  The Company also incurred $10,427 in pre-opening costs related to the July 7, 2008 re-opening of the Casa Olé restaurant in Vidor, Texas that had suffered damages from a fire.

Impairment Costs.  In accordance with SFAS No. 144, “Accounting for the Impairments or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  For the 13-week and 26-week periods ended June 29, 2008, the Company recorded impairment costs of $22,577 and $54,829, respectively, related to two under-performing restaurants operating in the Houston area.

Gain on Disposition of Assets from Vidor Fire.  The consolidated statements of income for the 13-week and 26-week periods ended June 29, 2008 includes a separate line item for a gain of $149,338 and $275,709, respectively, resulting from the write-off of assets damaged by the February 19, 2008 fire at the Company’s Casa Olé restaurant located in Vidor, Texas, offset by insurance proceeds for the replacement of assets. The Company’s insurers paid $200,000 in the 2008 first quarter and $150,000 in the 2008 second quarter and the Company has spent $425,862 as of June 29, 2008 for the replacement of assets. The Company anticipates finalizing all claim amounts related to the property damage during the third quarter of 2008.  The restaurant re-opened on July 7, 2008.

The consolidated statements of income for the 13-week and 26-week periods ended June 29, 2008 includes a separate line item for revenues for business interruption insurance proceeds of $121,192 related to the fire at the Company’s Vidor, Texas Casa Olé restaurant.

Gain/Loss on Sale of Other Property and Equipment.  During the 13-week and 26-week periods ended June 29, 2008, the Company recorded losses of $16,738 and $43,745, respectively, primarily related to the routine disposal of restaurant assets.  During the 13-week and 26-week periods ended July 1, 2007, the Company recorded losses of $84,367 and $91,682, respectively, primarily related to the sale of one under-performing restaurant to Mr. Forehand, Vice Chairman of the Company, who purchased the assets of the Company’s Casa Ole restaurant located in Stafford Texas for an agreed price of 26,806 shares of the Company’s common stock.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, for a total value of $218,205.  The Stafford restaurant operates under the Company’s standard franchise agreement and is subject to a 2% royalty fee to be paid monthly.

Other Income (Expense).   Net expense decreased $25,474 to $82,316 in the second quarter of fiscal year 2008 compared with a net expense of $107,790 in the second quarter of fiscal year 2007.  Interest expense decreased $32,262 to $91,689 in the second quarter of fiscal year 2008 compared with interest expense of $123,951 in the second quarter of fiscal year 2007. The decrease reflects lower interest rates relative to the second quarter of fiscal year 2007. On a year-to-date basis, net expense for the 26-week period of fiscal year 2008 increased $20,169 to $214,425 as compared to $194,256 for the 26-week period of fiscal year 2007.  Interest expense increased $9,629 to $233,212 for the 26-week period of fiscal year 2008 compared to interest expense of $223,583 in the 26-week period of fiscal year 2007.  The Company’s outstanding debt increased $0.3 million in the second quarter resulting from drawing $500,000 on its line of credit, partially offset by second quarter payments of $200,000 on its line of credit.

Income Tax Expense.  The Company’s effective tax rate from continuing operations for the 13-week period ended June 29, 2008 was an expense of  22.3% as compared to an expense of 30.9% for the 13-week period ended July 1, 2007.  The Company’s effective tax rate from continuing operations for the 26-week period ended June 29, 2008 was an expense of 22.8% as compared to 31.6% for the 26-week period ended July 1, 2007.  The decrease in the effective rate is attributed to changes in tax laws related to the FICA tip credit.  In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates.  The impact of significant discrete items is separately recognized in the quarter in which they occur.

Restaurant Closure Costs.  For the 13-week period ended June 29, 2008, the Company did not record any restaurant closure costs.  For the 26-week period ended June 29, 2008, the Company recorded restaurant closure income of $52,289, all of which is included in discontinued operations.  This closure income related to the revision by management of the estimated repair and maintenance costs, utility costs and property taxes associated with restaurants closed in prior years.  For the 13-week and 26-week periods ended July 1, 2007, the Company recorded closure costs of $110,529 and $169,549, respectively, all of which is included in discontinued operations.  These closure costs related primarily to one under-performing restaurant closed in February, 2007 after its lease expired, and to two other restaurants, closed prior to 2007, that the Company subleased, one effective in February 2007 and one effective in May 2007.

Liquidity and Capital Resources

The Company met capital requirements for the 26-week period of fiscal year 2008 ended June 29, 2008 primarily by drawing on its cash reserves.  In the initial 26-week period of fiscal year 2008, the Company had cash flow provided by operating activities of $1.3 million, compared with cash flow provided by operating activities of $654,301 in the initial 26-week period of fiscal year 2007.  The increase in cash flow from operating activities primarily reflects the increase in operating income.  During the 26-week period for fiscal year 2008 ended June 29, 2008, the Company made a net draw of $100,000 on its line of credit, compared to a net draw of $3.0 million on all debt primarily related to payment of capital expenditures and the repurchase of Company stock during the 26-week period of fiscal year 2007.  As of June 29, 2008, the Company had a working capital deficit of $699,820 compared with a working capital deficit of $911,023 at December 30, 2007 and approximately $1.0 million at July 1, 2007.  A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units.  During the 26-week period ended June 29, 2008, total cash used for capital requirements was $2.35 million, which included $939,707 spent for routine capital expenditures, $977,824 for new restaurant development and $425,862 spent to-date to reconstruct the restaurant in Vidor, Texas destroyed by fire in February 2008.  The Company opened two new Mission Burrito restaurants during the 26-week period of 2008 and will begin construction on two additional Mission Burrito restaurants sometime during the second half of fiscal year 2008.  Additionally, the lease for another Mission Burrito restaurant is fully executed and construction will begin on this restaurant in early 2009.  A lease for a second new Mission Burrito restaurant is currently under review and the Company expects a lease to be signed sometime during the third quarter of 2008 with construction planned for fiscal year 2009.  The Company’s management anticipates that it will spend approximately $2.9 million for capital expenditures during the remainder of fiscal year 2008, exclusive of costs to rebuild the Vidor, Texas restaurant destroyed by fire, which will be reimbursed to the Company by insurance proceeds.  Funding will primarily come from cash flow from operating activities.

In prior periods, the Company has incurred debt to carry out acquisitions, to repurchase its common stock, to develop new restaurants and to remodel existing restaurants, as well as to accommodate other working capital needs.  During the 26-week period ended June 29, 2008, the Company made a net draw of $100,000 on its line of credit.  As of June 29, 2008, the Company had $6.5 million drawn on its line of credit.

In June, 2007 the Company entered into a Credit Agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) in order to increase the revolving loan amount available to the Company from $7.5 million under its then-existing credit facility with Bank of America to $10 million.   In connection with the execution of the Wells Fargo Agreement, the Company prepaid and terminated its then-existing credit facility with Bank of America.  The Wells Fargo Agreement provides for a revolving loan of up to $10 million, with an option to increase the revolving loan by an additional $5 million, for a total of $15 million.  The Wells Fargo Agreement terminates on June 29, 2010.  At the Company’s option, the revolving loan bears an interest rate equal to either the Wells Fargo’s Base Rate plus a stipulated percentage or LIBOR plus a stipulated percentage.  Accordingly, the Company is impacted by changes in the Base Rate and LIBOR.  The Company is subject to a non-use fee of 0.50% on the unused portion of the revolver from the date of the Wells Fargo Agreement.  The Wells Fargo Agreement also allows up to $2.0 million in annual stock repurchases.  The Company has pledged the stock of its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as collateral for its credit facility with Wells Fargo.  The Wells Fargo Agreement requires the Company to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  As of June 29, 2008, the Company was in compliance with all debt covenants under the Wells Fargo Agreement and as of the date hereof expects to be in compliance with its debt covenants during the next twelve months.

Although the Wells Fargo Agreement permits the Company to implement a share repurchase program under certain conditions, the Company currently has no repurchase program in effect.  On June 13, 2007, Mr. Forehand, the Company’s Vice Chairman of the Board, entered into a Stock Purchase Agreement to sell 200,000 shares of his Company common stock back to the Company.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, and the Company finalized the stock purchase on July 6, 2007.  Shares previously acquired are being held for general corporate purposes, including the offset of the dilutive effect on shareholders from the exercise of stock options.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company’s exposure to interest rate fluctuations is limited to outstanding bank debt. At June 29, 2008, there was $6.5 million outstanding under the revolving credit facility which currently bears interest at 225 basis points (depending on leverage ratios) over the London Interbank Offered Rate (or LIBOR).  Should interest rates based on these borrowings increase by one percentage point, then estimated quarterly interest expense would increase by $16,250.

Many of the products and the ingredients used in the products sold in the restaurants are commodities that are subject to unpredictable price volatility.  There are no established fixed price markets for certain commodities such as produce and cheese, and we are subject to prevailing market conditions when we purchase those types of commodities.  For other commodities, we employ various purchasing and pricing contracts in an effort to minimize volatility, including fixed price contracts for terms of one year or less and negotiating prices with vendors with reference to fluctuating market prices.  We currently do not use financial instruments to hedge commodity prices.  Extreme and/or long term increases in commodity prices could adversely affect the Company’s future results, especially if we are unable, primarily due to competitive reasons, to increase menu prices. Additionally, if there is a time lag between the increasing commodity prices and the Company’s ability to increase menu prices, or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, the Company’s short-term financial results could be negatively affected.

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

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of management, including the CEO and the CFO, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

We have disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 the risk factors that materially affect the Company’s business, financial condition or results of operations.  There have been no material changes in the Company’s risk factors from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 30, 2007.  You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.  You should be aware that these risk factors and other information may not describe every risk facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its 2008 annual meeting of shareholders on Wednesday, May 28, 2008.  At the annual meeting, the Company’s shareholders took the following actions:

(1)
By a vote of 3,108,202 for, 122,997 withheld, the shareholders elected Joseph J. Fitzsimmons as a Class III director for a term expiring at the annual meeting to be held in 2011 and until his successor is elected and qualified.

(2)
By a vote of 3,108,702 for, 122,497 withheld, the shareholders elected Lloyd Fritzmeier as a Class III director for a term expiring at the annual meeting to be held in 2011 and until his successor is elected and qualified.

(3)
By a vote of 2,317,271 for, 192,211 against, 5,550 abstain, 716,167 broker non-votes, the shareholders approved the 75,000 share increase to the number of shares issuable under the 2005 Long Term Incentive Plan.

(4)	By a vote of 2,959,876 for, 264,666 against, 6,657 abstain, the shareholders approved Curt Glowacki’s long term performance-based incentive awards.

Additionally, the following current directors of the Company continued to serve as directors as of and following the 2008 annual meeting:  Class I directors Cara Denver, Larry N. Forehand and Thomas E. Martin, and Class II directors Michael D. Domec, Curt Glowacki and Louis P. Neeb.

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

Items 1, 2, 3 and 5 of this Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mexican Restaurants, Inc.

Dated: August 12, 2008	By: /s/ Curt Glowacki
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2008	By: /s/ Andrew J. Dennard
Andrew J. Dennard
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)