Form 10-Q
period 2008-09-28
MEXICAN RESTAURANTS INC
filed 2008-11-12
CIK 1009244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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
Yes ☐                                No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2008:  3,251,641 shares of common stock, par value $.01.

Table of Contents

          Part I – Financial Information

          Part II – Other Information

Item 1A.	Risk Factors	17
Item 5.	Other Information	17
Item 6.	Exhibits	18

Signatures		19

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

Mexican Restaurants, Inc. and Subsidiaries Consolidated Balance Sheets

	(Unaudited)
ASSETS	9/28/2008	12/30/07

Current assets:
Cash	$531,525	$1,154,629
Royalties receivable	132,315	61,233
Other receivables	875,192	832,790
Inventory	718,854	750,516
Income taxes receivable	416,205	372,576
Prepaid expenses and other current assets	1,155,540	975,195
Total current assets	3,829,631	4,146,939

Property and equipment	39,290,101	37,028,882
Less accumulated depreciation	(20,938,317)	(19,175,946)
Net property and equipment	18,351,784	17,852,936

Goodwill	11,403,805	11,403,805
Deferred tax assets	630,738	439,985
Other assets	438,227	512,261
Total Assets	$34,654,185	$34,355,926

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,071,768	$2,181,873
Accrued sales and liquor taxes	67,771	130,941
Accrued payroll and taxes	851,505	1,135,326
Accrued expenses	1,197,631	1,461,141
Current portion of liabilities associated with leasing and exit activities	75,763	148,681
Total current liabilities	4,264,438	5,057,962

Long-term debt	7,500,000	6,400,000
Liabilities associated with leasing and exit activities, net of current portion	548,143	577,582
Deferred gain	988,678	1,144,785
Other liabilities	1,999,558	1,910,270
Total liabilities	15,300,817	15,090,599

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares
authorized, 4,732,705 shares issued	47,327	47,327
Additional paid-in capital	19,392,114	19,275,067
Retained earnings	13,037,912	13,107,896
Treasury stock of 1,481,064 and 1,485,689 common shares, at 9/28/08 and 12/30/07, respectively, at cost	(13,123,985)	(13,164,963)
Total stockholders' equity	19,353,368	19,265,327

Total Liabilities and Stockholders' Equity	$34,654,185	$34,355,926

See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	13-Week Period Ended 9/28/2008	13-Week Period Ended 9/30/2007	39-Week Period Ended 9/28/2008	39-Week Period Ended 9/30/2007
Revenues:
Restaurant sales	$19,664,087	$20,713,643	$60,612,743	$61,741,934
Franchise fees, royalties and other	165,855	173,637	485,742	505,598
Business interruption	127,525	-	248,717	-
	19,957,467	20,887,280	61,347,202	62,247,532

Costs and expenses:
Cost of sales	5,789,429	5,929,587	17,650,179	17,572,761
Labor	6,509,605	6,726,294	19,768,460	20,206,367
Restaurant operating expenses	5,217,649	5,095,089	15,218,068	15,273,881
General and administrative	1,859,703	1,855,287	5,774,441	5,690,916
Depreciation and amortization	886,708	866,678	2,621,197	2,544,913
Pre-opening costs	44,009	2,777	116,557	22,771
Impairment and restaurant closure costs	67,597	90,858	122,426	90,858
(Gain) loss on involuntary disposals	140,938	-	(134,771)	-
Loss on sale of other property and equipment	131,509	107,819	175,254	199,501
	20,647,147	20,674,389	61,311,811	61,601,968

Operating income (loss)	(689,680)	212,891	35,391	645,564

Other income (expense):
Interest income	1,242	4,835	4,151	8,658
Interest expense	(92,003)	(139,056)	(325,215)	(362,639)
Other, net	10,500	8,407	26,377	33,910
	(80,261)	(125,814)	(294,687)	(320,071)

Income (loss) from continuing operations before income taxes	(769,941)	87,077	(259,296)	325,493
Income tax (expense) benefit	289,104	11,611	172,669	(63,783)
Income (loss) from continuing operations	(480,837)	98,688	(86,627)	261,710

Discontinued Operations:
Income from discontinued operations	-	-	-	3,090
Restaurant closure income (expense)	(6,062)	(15,767)	46,226	(185,316)
Gain on sale of assets	-	-	-	3,412
Income (loss) from discontinued operations before income taxes	(6,062)	(15,767)	46,226	(178,814)
Income tax (expense) benefit	(17,660)	5,829	(29,583)	66,192
Income (loss) from discontinued operations	(23,722)	(9,938)	16,643	(112,622)

Net income (loss)	$(504,559)	$88,750	$(69,984)	$149,088

Basic income (loss) per share
Income (loss) from continuing operations	$(0.14)	$0.03	$(0.03)	$0.07
Income (loss) from discontinued operations	(0.01)	--	0.01	(0.03)
Net income (loss)	$(0.15)	$0.03	$(0.02)	$0.04

Diluted income (loss) per share
Income (loss) from continuing operations	$(0.14)	$0.03	$(0.03)	$0.07
Income (loss) from discontinued operations	(0.01)	--	0.01	(0.03)
Net income (loss)	$(0.15)	$0.03	$(0.02)	$0.04

Weighted average number of shares (basic)	3,259,087	3,418,669	3,252,858	3,371,883

Weighted average number of shares (diluted)	3,259,087	3,463,126	3,252,858	3,438,601

              See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended	39 Weeks Ended
	9/28/2008	9/30/2007
Cash flows from operating activities:
Net income (loss)	$(69,984)	$ 149,088
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	2,621,197	2,544,913
Deferred gain amortization	(156,107)	(156,107)
(Income) loss from discontinued operations	(16,643)	112,622
Impairment and restaurant closure costs	122,426	90,858
Gain on involuntary disposals	(134,771)	-
Loss on sale of other property & equipment	175,254	199,501
Stock based compensation expense	141,785	98,269
Excess tax benefit – stock-based compensation expense	(485)	(2,625)
Deferred income tax benefit	(190,753)	(136,793)
Changes in operating assets and liabilities:
Royalties receivable	(71,082)	23,832
Other receivables	(42,402)	33,206
Inventory	(129,623)	(10,348)
Income taxes receivable	(43,144)	(57,196)
Prepaid and other current assets	(180,345)	(207,842)
Other assets	42,121	(97,737)
Accounts payable	(132,772)	(617,444)
Accrued expenses	(655,273)	(415,708)
Liabilities associated with leasing and exit activities	(102,357)	(199,328)
Deferred rent and other long-term liabilities	(9,856)	541,347
Total adjustments	1,237,170	1,743,420
Net cash provided by continuing operations	1,167,186	1,892,508
Net cash provided by (used in) discontinued operations	16,644	(23,336)
Net cash provided by operating activities	1,183,830	1,869.172

Cash flows from investing activities:
Insurance proceeds received from involuntary disposals	385,770	-
Purchase of property and equipment	(3,432,159)	(3,483,799)
Proceeds from landlord for lease buildout	99,144	-
Proceeds from sale of property and equipment	24,071	5,280
Net cash used in continuing operations	(2,923,174)	(3,478,519)
Net cash provided by discontinued operations	-	4,020
Net cash used in investing activities	(2,923,174)	(3,474,499)

Cash flows from financing activities:
Borrowings under line of credit agreement	2,260,000	3,878,000
Payments under line of credit agreement	(1,160,000)	(350,000)
Payments on long-term debt	-	(500,000)
Purchase of treasury stock	-	(1,628,000)
Excess tax benefit – stock-based compensation expense	485	2,625
Exercise of stock options	15,755	8,900
Net cash provided by financing activities	1,116,240	1,411,525

Net decrease in cash	(623,104)	(193,802)

Cash at beginning of period	1,154,629	653,310

Cash at end of period	$531,525	$459,508

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$354,413	$240,107
Income taxes	$92,771	$93,000

                              See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation

In the opinion of Mexican Restaurants, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of September 28, 2008, and the consolidated statements of operations and cash flows for the 13-week and 39-week periods ended September 28, 2008 and September 30, 2007.  The consolidated statements of operations for the 13-week and 39-week periods ended September 28, 2008 are not necessarily indicative of the results to be expected for the full year.  During the interim periods, the Company follows the accounting policies described in the notes to its consolidated financial statements in its Annual Report and Form 10-K for the year ended December 30, 2007 filed with the Securities and Exchange Commission on March 26, 2008.  Reference should be made to such consolidated financial statements for information on such accounting policies and further financial detail.

Impact of Recently Issued Accounting Standards

In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  This FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued.  Such adoption has not had a material effect on our consolidated statement of financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a material impact on the Company’s results of operations or financial position.

      In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States.  This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company believes SFAS No. 162 will not have a material impact on its results of operations and financial condition.

      In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP.  The requirement for determining the useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company believes FSP FAS 142-3 will not have a material impact on the Company’s results of operations and financial condition.

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

At September 28, 2008, the Company had one equity-based compensation plan from which stock-based compensation awards can be granted to eligible employees, officers or directors. The current plan is the 2005 Long Term Incentive Plan.  On May 28, 2008 the shareholders approved an amendment to the Company’s 2005 Long Term Incentive Plan to increase the number of shares authorized for issuance under the plan by 75,000 shares, from 350,000 shares to 425,000 shares.  The Company’s 1996 Long Term Incentive Plan, the Stock Option Plan for Non-Employee Directors and the 1996 Manager’s Stock Option Plan have terminated by their own terms, but there are still options which remain exercisable under these plans until the earlier of ten years from the date of grant or no more than 90 days after the optionee ceases to be an employee of the Company.  These Company plans are described in more detail in Note 5 of the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.  The Company utilizes SFAS No. 123 (Revised) Share-Based Payments (“SFAS No. 123(R)”) in accounting for its stock based compensation.

On May 22, 2007, the Company’s Board of Directors approved a restricted stock grant of 10,000 shares for Curt Glowacki, the Company’s President and Chief Executive Officer, with such grant vesting over a four-year period.  Also, restricted stock grants for an aggregate of 11,000 shares were made to four employees of its Michigan operations, with such grants vesting over a five-year period.  In addition, the Board approved a stock option grant to Mr. Glowacki for 50,000 shares with an exercise price of $8.43 per share.  The options vest over a five-year period, with no vesting in the first year and vesting of 10%, 20%, 30% and 40% in the second, third, fourth and fifth years, respectively.

In August 2007, the Company’s Board of Directors approved restricted stock grants for an aggregate of 20,000 shares to two employees, with one 10,000 share grant vesting over five years and the second 10,000 share grant vesting as follows: 2,000 shares vested on August 30, 2007 with the remaining 8,000 shares vesting at 2,000 shares per year over four years.   On August 17, 2007, the Company’s Board also approved a stock option grant for 20,000 shares to one employee and a stock option grant for 5,000 shares to another employee, each exercisable at the closing price for the Company’s shares on the grant date, with such grants vesting over five years.

On November 13, 2007, the Company’s Board of Directors approved restricted stock grants aggregating 10,000 shares to four employees, with such grants vesting over a five-year period.  In addition, the Board approved a stock option grant to an employee for 5,000 shares with an exercise price of $6.90 per share.  This option grant vests over a five-year period.

On December 17, 2007, the Company’s Board of Directors made awards of 5,000 restricted shares each to two officers, with such shares vesting at 20% per year.

On May 28, 2008, the Company’s Board of Directors approved restricted stock grants to one Board member for 3,000 shares, vesting over three years, and one consultant for 2,000 shares, vesting over two years.

On May 28, 2008, the Company’s shareholders approved the Company’s grant of 60,000 long term performance units under the Company’s 2005 Plan to Curt Glowacki, the Company’s President and Chief Executive Officer.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised.  These deductions are generally for the excess of the price for which the options were sold over the exercise prices of the options.  The Company received $5,865 for 1,750 stock options exercised during the 13-week period ended September 28, 2008 and no stock options were exercised during the 13-week period ended September 30, 2007. The Company received $15,755 for 4,625 stock options exercised during the 39-week period ended September 28, 2008 and $8,900 for 2,500 stock options exercised during the 39-week period ended September 30, 2007.

4.           Income (Loss) per Share

Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered.  Since the adoption of SFAS No. 123(R) in fiscal year 2006, diluted income per share is calculated using the treasury stock method, which considers unrecognized compensation expense as well as the potential excess tax benefits that reflect the current market price and total compensation expense to be recognized under SFAS No. 123(R). If the sum of the assumed proceeds, including the unrecognized compensation costs calculated under the treasury stock method, exceeds the average stock price, those options would be considered antidilutive and therefore excluded from the calculation of diluted income per share. For the 13-week and 39-week periods ended September 28, 2008,weighted-average shares outstanding, assuming dilution, excludes the impact of 60,783 and 59,178 common stock equivalents, respectively, due to our net loss position in those periods.  For the 13-week and 39-week periods ended September 30, 2007, the incremental shares added in the calculation of diluted income per share were 44,457 and 66,718, respectively.

5.           (Gain) Loss on Involuntary Disposals

The consolidated statements of operations for the 13-week and 39-week periods ended September 28, 2008 includes a separate line item for a (gain) loss on involuntary disposals of $140,938 and ($134,771), respectively.  The amounts that make up the (gain) loss on involuntary disposals is the result of the following:

•
A gain of $917 and $276,626, respectively, resulting from the write-off of assets damaged by the February 19, 2008 fire at the Company’s Casa Olé restaurant located in Vidor, Texas, offset by insurance proceeds for the replacement of assets. The Company’s insurers paid $200,000 in the 13-week period ended March 30, 2008 and $150,000 in the 13-week period ended June 29, 2008.  As of September 28, 2008, the Company has spent $573,711 for the replacement of assets at this location. The Company anticipates finalizing all claim amounts related to the Vidor property damage during the fourth quarter of 2008.  This restaurant reopened on July 7, 2008.

•
A gain of $7,546, for both periods, resulting from the write-off of assets damaged by the July 28, 2008 fire at the Company’s Casa Olé restaurant located in Pasadena, Texas, offset by insurance proceeds for the replacement of assets. The Company’s insurers paid $35,770 in the 13-week period ended September 28, 2008.  As of September 28, 2008, the Company has spent $74,901 for the replacement of assets at this location. The Company anticipates finalizing all claim amounts related to the Pasadena fire during the fourth quarter of 2008.  This restaurant was reopened October 25, 2008

•	A loss of $149,401, for both periods, resulting from spoiled inventory caused by temporary electricity outages at 35 Company-owned restaurants after Hurricane Ike made landfall on September 13, 2008.

The consolidated statements of operations for the 13-week and 39-week periods ended September 28, 2008 include revenues from business interruption insurance proceeds in the amounts of $127,525 and $248,717, respectively, related to the fires at the Company’s Vidor and Pasadena, Texas Casa Olé restaurants.

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

Under the Wells Fargo Agreement, the Company is required to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  Due to the impact of Hurricanes Gustav and Ike in the third quarter, which resulted in approximately $750,000 in lost sales, the Company increased its debt by $1.0 million, and $7.5 million is currently drawn under the Wells Fargo Agreement.  As a result of the lost sales, the Company failed to satisfy its minimum EBITDA covenant for the most recent twelve month period under the Wells Fargo agreement.  The Company has requested and has received from Wells Fargo a waiver to this covenant and is currently working with Wells Fargo to amend the covenant going forward to ensure that the Company is in compliance with its covenants under the Wells Fargo Agreement.

7.            Restaurant Closure Costs

For the 13-week and 39-week periods ended September 28, 2008, the Company recorded closure cost expense of $6,062 and closure cost income of $46,226, respectively, all of which is included in discontinued operations.  This year-to-date closure cost income related to the revision by management of the estimated repair and maintenance costs, utility costs and property taxes associated with restaurants closed in prior years and actual repairs performed in the third quarter of 2008.  Also, for the 13-week period ended September 28, 2008, the Company recorded closure cost expense of $44,771 all of which is included in continuing operations related to two sub-leased restaurants in Idaho.  For the 13-week and 39-week periods ended September 30, 2007, the Company recorded closure costs of $15,767 and $185,316, respectively, all of which is included in discontinued operations.  These closure costs related primarily to one under-performing restaurant closed in February 2007 after its lease expired, and to two other restaurants, closed prior to 2007, that the Company subleased.  One sublease became effective in February 2007 and one became effective in May 2007.

8.     Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairments or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  For the 13-week and 39-week periods ended September 28, 2008, the Company recorded impairment costs of $22,826 and $77,655, respectively, related to two under-performing restaurants operating in the Houston area. For the 13-week and 39-week periods ended September 30, 2007, the Company recorded impairment costs of $90,858 related to the same two under-performing restaurants operating in the Houston area.

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

On June 15, 2007, Mr. Forehand entered into an Asset Purchase Agreement to purchase the assets of an underperforming Company Casa Olé restaurant located in Stafford, Texas for an agreed price of 26,806 shares of the Company’s common stock.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, for a total value of $218,205.  The sale resulted in a non-cash loss of $79,015.  The restaurant operations were taken over by Mr. Forehand after the close of business on July 1, 2007.  The Stafford restaurant operates under the Company’s uniform franchise agreement and is subject to a monthly royalty fee.  For the 13-week and 39-week periods ended September 28, 2008, the Company recognized royalty income of $5,426 and $17,126, respectively, related to this restaurant.

10.    Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” on December 31, 2007 (“SFAS 157”), for the Company’s financial assets and financial liabilities.  As permitted by FASB Staff Position No. 157-2, we will adopt SFAS 157 for the Company’s nonfinancial assets and nonfinancial liabilities on December 29, 2008.  SFAS 157 defines fair value, provides guidance for measuring fair value, and requires certain disclosures.  FSP 157-2 amends SFAS 157 to delay the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities.  Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination, and fair value measurement used in long-lived assets under SFAS 144.

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

General

The Company operates and franchises Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Tex-Mex Café, Monterey’s Little Mexico, Tortuga Coastal Cantina, Crazy Jose’s and La Señorita.  The Company also operates a burrito fast casual concept under the name Mission Burrito.  At September 28, 2008 the Company operated 59 restaurants, franchised 18 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

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

Results of Operations

Revenues.  During the third quarter ended September 28, 2008, the Company’s operating results were impacted by two hurricanes and two restaurant fires; the total impact resulted in the temporary closure of 36 out of 59 restaurants during the third quarter.  As a result, the Company experienced significant inventory, labor and operating costs without any corresponding revenue.  The amount of recovery from insurance for these casualty losses cannot be estimated as of the Company’s filing date for its form 10-Q quarterly report.  As of October 25, 2008, all of the affected restaurants have been reopened.

The Company’s revenues for the third quarter of fiscal year 2008 decreased $929,813 or 4.5% to $20.0 million compared with $20.9 million for the same quarter in fiscal year 2007.  Restaurant sales for third quarter 2008 decreased by $1.0 million or 5.1% to $19.7 million compared with $20.7 million for the third quarter of fiscal year 2007.  The decrease in restaurant revenues primarily reflects sales lost from the impact of Hurricanes Gustav and Ike.  The Company estimates that it lost $750,000 in sales as a result of the two hurricanes.  Further, restaurant sales were impacted approximately $300,000 by fires at the Vidor and Pasadena, Texas restaurant locations.  For the third quarter ended September 28, 2008, excluding the lost hurricane and fire sales from same-store sales comparisons (only stores open in both periods are included in same-store sales amounts), Company-owned same-restaurant sales increased approximately 1.4%, the fifth straight quarter of positive same-store sales.  Same-store sales prior to the hurricane were declining at a rate of 1.1%.  Franchised-owned same-restaurant sales, as reported by franchisees, and reflecting the lost hurricane sales, decreased approximately 3.9% over the same quarter in fiscal 2007.

On a year-to-date basis, the Company’s revenue decreased $900,330 or 1.4% to $61.3 million compared with $62.2 million for the same 39-week period in fiscal 2007.  Restaurant sales for the 39-week period ended September 28, 2008 decreased $1.1 million or 1.8% to $60.6 million compared with $61.7 million for the same 39-week period of fiscal 2007.  The decrease primarily reflects lost sales from the impact of Hurricanes Gustav and Ike.  The decrease also reflects the sale of the Stafford, Texas Casa Olé restaurant in June of 2007.  Sales were also impacted approximately $800,000 by the two restaurant fires mentioned in the previous paragraph.  An increase in same-store sales partially offset the above mentioned decreases along with the addition of two Mission Burrito fast casual restaurants.  For the 39-week period ended September 28, 2008, excluding the lost hurricane and fire sales from the same-store sales comparison (only stores open in both periods are included in same-store sales amounts), Company-owned same-restaurant sales increased approximately 1.1%.  Year-to-date same-store sales prior to the hurricane were up 0.3%.  Franchised-owned same-restaurant sales, as reported by franchisees, and reflecting the lost hurricane sales, increased approximately 0.1% over the same 39-week period ended September 30, 2007.

The consolidated statements of operations for the 13-week period ended September 28, 2008 includes revenues from business interruption insurance proceeds for $127,525 related to the fire at the Company’s Casa Olé restaurant located in Pasadena, Texas.

The consolidated statements of operations for the 39-week periods ended September 28, 2008 includes revenues from business interruption insurance proceeds for $248,717 related to the fires at the Company’s Vidor, Texas ($121,192) and Pasadena, Texas ($127,525) locations.

Costs and Expenses.  Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased as a percent of restaurant sales 80 basis points to 29.4% compared with 28.6% in the third quarter of fiscal year 2007.  The increase primarily reflects higher commodity prices, especially cheese, produce, tortillas, supplies and paper costs, and higher food discounts to customers.

On a year-to-date basis, costs of sales increased as a percent of restaurant sales 60 basis points to 29.1% compared with 28.5% for the same 39-week period one year ago.  The increase primarily reflects higher commodity prices, especially cheese, produce, tortillas, supplies and paper costs, and higher food discounts to customers.   In March and again in September of 2008, the Company raised menu prices at most of the concepts in an effort to offset some of the rise in commodity costs.

Labor and other related expenses increased as a percentage of restaurant sales 60 basis points to 33.1% as compared with 32.5% in the third quarter of fiscal year 2007. Due to the decline in sales caused by Hurricanes Gustav and Ike, the percent of fixed management costs to sales increased which was offset in part by a small improvement in hourly labor.

On a year-to-date basis, labor and other related expenses decreased as a percentage of restaurant sales 10 basis points to 32.6% compared with 32.7% for the 39-week period one year ago.  The decrease reflects the efficiencies gained in managing front of the house hourly labor (especially in the first and second quarters) and reflects a net 12 basis point decrease in group health insurance cost (in the first quarter of fiscal year 2008, a one-time credit adjustment to group health insurance related to improved program coverage, partially offset by increased claims during the second quarter of fiscal year 2008), all partially offset by higher management and back of the house hourly cost.

Restaurant operating expenses, which primarily include rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased as a percentage of restaurant sales 190 basis points to 26.5% as compared with 24.6% in the third quarter of fiscal year 2007. The increase primarily reflects a lower level of sales due to Hurricanes Gustav and Ike.  Electricity and natural gas costs also increased.  Electricity contracts on approximately 60% of the Company’s restaurants expired in August of 2008, resulting in higher electric costs per kilowatt hour thereafter.  The Company has signed short-term, three-month contracts until such time management believes that a lower, longer term contract can be obtained.  The price of electricity in Texas is primarily tied to the price of natural gas, which has been on a downward trend over the last three months.

On a year-to-date basis, restaurant operating expenses increased 40 basis points to 25.1% compared with 24.7% for the 39-week period in fiscal year 2007.  The increase primarily reflects the items discussed in the previous paragraph, partially offset by lower advertising and insurance expenses.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations.  As a percentage of total revenue, general and administrative expenses increased 40 basis points to 9.3% for the third quarter of fiscal year 2008 as compared with 8.9% for the third quarter of fiscal year 2007.  In absolute dollars, general and administrative costs were $4,416 higher in the third quarter of fiscal year 2008 compared with the third quarter of fiscal year 2007.  General and administrative expenses as a percentage of total revenues increased due to the decline in sales caused by Hurricanes Gustav and Ike.

On a year-to-date basis, general and administrative expenses increased 30 basis points to 9.4% compared with 9.1% for the 39-week period of fiscal 2007.  In absolute dollars, general and administrative costs were $83,525 higher in the 39-week period of fiscal 2008 compared with the 39-week period of fiscal 2007.  The increase primarily reflects higher relocation expense, banking fees, legal expenses, consulting fees related to marketing for Mission Burrito concept development, consulting fees related to Sarbanes-Oxley compliance, and from lost sales due to the two hurricanes, all of which were partially offset by reductions in general and administrative salaries and bonuses, and lower manager-in-training expenses.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets.  Depreciation and amortization expense increased as a percentage of total sales 30 basis points to 4.4% for the third quarter of fiscal year 2008 as compared with 4.1% the same quarter in fiscal year 2007.  Such expense for the third quarter of fiscal year 2008 was $20,030 higher than for the third quarter in fiscal year 2007.  The increase reflects additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.  On a year-to-date basis, depreciation and amortization expenses increased as a percentage of total sales 20 basis points to 4.3% for the 39-week period of fiscal year 2008 as compared with 4.1% the same 39-week period in fiscal year 2007.  The increase was due to the same reasons discussed above.

During the quarter ended September 28, 2008, the Company incurred $44,009 in pre-opening costs, of which $38,221 related to the July 7, 2008 reopening of the Casa Olé restaurant in Vidor, Texas that had suffered damages from a February 2008 fire ($10,427 recorded in the second quarter) and $5,788 related to the October 14, 2008 opening of a new Mission Burrito restaurant.  The Company will record additional pre-opening costs related to the new Mission Burrito opening in the fourth quarter.

On a year-to-date basis, the Company incurred $116,557 in pre-opening costs, of which $36,884 related to the January 31, 2008 opening of a new Mission Burrito restaurant, $25,436 related to the  May 28, 2008 opening of a second Mission Burrito restaurant, $48,648 related to the July 7, 2008 re-opening of the Casa Olé restaurant in Vidor, Texas that had suffered damages from a February 2008 fire, and $5,589 related to the October 14, 2008 opening of a new Mission Burrito restaurant.  The Company will record additional pre-opening costs related to the new Mission Burrito opening in the fourth quarter.

Impairment Costs.  In accordance with SFAS No. 144, “Accounting for the Impairments or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  For the 13-week and 39-week periods ended September 28, 2008, the Company recorded impairment costs of $22,826 and $77,655, respectively, related to two under-performing restaurants operating in the Houston area.

(Gain) Loss on Involuntary Disposals.  The consolidated statements of operations for the 13-week and 39-week periods ended September 28, 2008 includes a separate line item for (gain) loss on involuntary disposals which includes a gain of $917 and $276,626, respectively, resulting from the write-off of assets damaged by the February 19, 2008 fire at the Company’s Casa Olé restaurant located in Vidor, Texas, offset by insurance proceeds for the replacement of assets. The Company’s insurers paid $200,000 in the first quarter of 2008 and $150,000 in the second quarter of 2008 and the Company has spent $573,711 as of September 28, 2008 for the replacement of assets at this location. The Company anticipates finalizing all claim amounts related to the property damage during the fourth quarter of 2008.  The restaurant reopened on July 7, 2008.

The consolidated statements of operations for the 13-week and 39-week periods ended September 28, 2008 includes a separate line item for revenues for business interruption insurance proceeds of $0 and $121,192 related to the fire at this restaurant.

Also included in this amount is a gain of $7,546 resulting from the write-off of assets damaged by the July 28, 2008 fire at the Company’s Casa Olé restaurant located in Pasadena, Texas, offset by insurance proceeds for the replacement of assets at this location. The Company’s insurers paid $35,770 in the third quarter of 2008 and the Company has spent $74,901 as of September 28, 2008 for the replacement of assets. The Company anticipates finalizing all claim amounts related to the property damage during the fourth quarter of 2008.  The restaurant reopened on October 25, 2008.

The consolidated statements of operations for the 13-week and 39-week periods ended September 28, 2008 includes a separate line item for revenues for business interruption insurance proceeds of $127,525 related to the fire at this restaurant.

During the quarter, the Company recorded losses of $149,401 resulting from spoiled inventory caused by temporary electricity outages at 35 Company-owned restaurants after Hurricane Ike made landfall on September 13, 2008.

Loss on Sale of Other Property and Equipment.  During the 13-week and 39-week periods ended September 28, 2008, the Company recorded losses of $131,509 and $175,254, respectively, primarily related to the disposal of restaurant assets during the conversion of an existing restaurant into a Mission Burrito restaurant.  During the 13-week and 39-week periods ended September 30, 2007, the Company recorded losses of $107,819 and $199,501, respectively, primarily related to the sale of one under-performing restaurant to Mr. Forehand, Vice Chairman of the Company, who purchased the assets of the Company’s Casa Ole restaurant located in Stafford Texas for an agreed price of 26,806 shares of the Company’s common stock.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, for a total value of $218,205.  The Stafford restaurant operates under the Company’s standard franchise agreement and is subject to a 2% royalty fee to be paid monthly.

Other Income (Expense).   Net expense decreased $45,553 to $80,261 in the third quarter of fiscal year 2008 compared with a net expense of $125,814 in the third quarter of fiscal year 2007.  Interest expense decreased $47,053 to $92,003 in the third quarter of fiscal year 2008 compared with interest expense of $139,056 in the third quarter of fiscal year 2007.  The decrease reflects lower interest rates as compared to the third quarter of fiscal year 2007. On a year-to-date basis, net expense for the 39-week period of fiscal year 2008 decreased $25,384 to $294,687 as compared to $320,071 for the 39-week period of fiscal year 2007.  Interest expense decreased $37,424 to $325,215 for the 39-week period of fiscal year 2008 compared to interest expense of $362,639 in the 39-week period of fiscal year 2007.  The Company’s outstanding debt increased by $1.0 million in the third quarter to $7.5 million.  The additional debt was drawn on the Company’s revolving line of credit as a result of Hurricane Ike.

Income Tax Expense.  The Company’s effective tax rate from continuing operations for the 13-week period ended September 28, 2008 was a benefit of 35.0% as compared to a benefit of 13.3% for the 13-week period ended September 30, 2007.  The Company’s effective tax rate from continuing operations for the 39-week period ended September 28, 2008 was a benefit of 67.2% as compared to an expense of 19.6% for the 39-week period ended September 30, 2007.  The increase in the effective rate is attributed to new tax credits generated and calculated for the period and a positive correction to the total cumulative credit available.  In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates.  The impact of significant discrete items is separately recognized in the quarter in which they occur.

Restaurant Closure Income (Expense). For the 13-week and 39-week periods ended September 28, 2008, the Company recorded closure expenses of $6,062 and closure income of $46,226, respectively, all of which is included in discontinued operations.  This year-to-date closure income related to the revision by management of the estimated repair and maintenance costs, utility costs and property taxes associated with restaurants closed in prior years and actual repairs performed in third quarter 2008.  Also, for the 13-week period ended September 28, 2008, the Company recorded closure expenses of $44,771 all of which is included in continuing operations related to two sub-leased restaurants in Idaho.  For the 13-week and 39-week periods ended September 30, 2007, the Company recorded closure expenses of $15,767 and $185,316, respectively, all of which is included in discontinued operations.  These closure costs related primarily to one under-performing restaurant closed in February 2007 after its lease expired, and to two other restaurants, closed prior to 2007, that the Company sub-leased, one effective in February 2007 and one effective in May 2007.

Liquidity and Capital Resources

The Company financed its capital expenditure requirements for the 39-week period of fiscal year 2008 ended September 28, 2008 primarily by drawing on its revolving line of credit and drawing on its cash reserves.  In the initial 39-week period of fiscal year 2008, the Company had cash flow provided by operating activities of approximately $1.2 million, compared with cash flow provided by operating activities of approximately $1.9 million in the comparable 39-week period of fiscal year 2007.  The decrease in cash flow from operating activities reflects the decrease in operating income, primarily due to the impact of Hurricanes Gustav and Ike during the third quarter of fiscal year 2008.  During the 39-week period ended September 28, 2008, the Company made a net draw of $1.1 million on its line of credit, $1 million of which related directly to the impact of Hurricanes Gustav and Ike.  During the 39-week period ended September 30, 2007, the Company drew $3.9 million on all debt primarily related to payment of capital expenditures and the repurchase of Company stock.  As of September 28, 2008, the Company had a working capital deficit of $434,807 compared with a working capital deficit of $911,023 at December 30, 2007 and $827,528 million at September 30, 2007.  A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

The Company's principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units.  During the 39-week period ended September 28, 2008, total cash used for capital requirements was approximately $3.4 million, which included approximately $1.4 million spent for routine capital expenditures, approximately $1.4 million for new restaurant development, approximately $0.6 million spent to reconstruct two restaurants damaged by fires and approximately $52,000 spent  on remodels.  The Company opened its third and fourth Mission Burrito restaurants during the 39-week period ended September 28, 2008 and, early in the fourth quarter opened its fifth Mission Burrito restaurant on October 14, 2008.  The Company also began construction on its sixth Mission Burrito restaurant in October 2008, which it expects to open before the end of fiscal year 2008 or early in next fiscal year 2009.  Additionally, the lease for its seventh Mission Burrito restaurant is fully executed and construction is expected to begin on this restaurant during the second quarter of 2009.  The Company also has a non-binding agreement with a partner to develop one Mission Burrito restaurant outside the State of Texas.   Due to the recent economic downturn and the impact of Hurricanes Gustav and Ike, the Company does not expect to enter into any further lease obligations to develop Mission Burrito restaurants for fiscal year 2009.  The Company plans to resume its development of Mission Burrito in fiscal year 2010 and beyond.

The Company’s management anticipates that it will spend approximately $1.6 million for capital expenditures during the remainder of fiscal year 2008, exclusive of costs to rebuild the Vidor and Pasadena, Texas restaurants damaged by fire.

In June, 2007 the Company entered into a Credit Agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) in order to increase the revolving loan amount available to the Company from $7.5 million under its then-existing credit facility with Bank of America to $10 million.   In connection with the execution of the Wells Fargo Agreement, the Company prepaid and terminated its then-existing credit facility with Bank of America.  The Wells Fargo Agreement provides for a revolving loan of up to $10 million, with an option to increase the revolving loan by an additional $5 million, for a total of $15 million.  The Wells Fargo Agreement terminates on June 29, 2010.  At the Company’s option, the revolving loan bears an interest rate equal to the Wells Fargo Base Rate plus a stipulated percentage or LIBOR plus a stipulated percentage.  Accordingly, the Company is impacted by changes in the Base Rate and LIBOR.  The Company is subject to a non-use fee of 0.50% on the unused portion of the revolver from the date of the Wells Fargo Agreement.  The Wells Fargo Agreement also allows up to $2.0 million in annual stock repurchases.  The Company has pledged the stock of its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as collateral for its credit facility with Wells Fargo.

Under the Wells Fargo Agreement, the Company is required to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  Due to the impact of Hurricanes Gustav and Ike in the third quarter, which resulted in approximately $750,000 in lost sales, the Company increased its debt by $1.0 million, and $7.5 million is currently drawn under the Wells Fargo Agreement.  As a result of the lost sales, the Company failed to satisfy its minimum EBITDA covenant for the most recent twelve month period under the Wells Fargo agreement.  The Company has requested and has received from Wells Fargo a waiver to this covenant and is currently working with Wells Fargo to amend the covenant going forward to ensure that the Company is in compliance with its covenants under the Wells Fargo Agreement.

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

The Company’s management believes that with its operating cash flow and the Company’s revolving line of credit under the Wells Fargo Agreement, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and new restaurant growth through the next 12 months.  Unless the Company violates a debt covenant, the Company’s credit facility with Wells Fargo as amended is not subject to triggering events that would cause the credit facility to become due sooner than the maturity dates described in the previous paragraphs.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company’s exposure to interest rate fluctuations is limited to outstanding bank debt. At September 28, 2008, there was $7.5 million outstanding under the revolving credit facility which currently bears interest at 225 basis points (depending on leverage ratios) over the London Interbank Offered Rate (or LIBOR).  Should interest rates based on these borrowings increase by one percentage point, then estimated quarterly interest expense would increase by $18,750.

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

The subprime mortgage crisis, subsequent disruptions to the financial markets, and continuing economic downturn may adversely impact the availability of credit already arranged and the availability and cost of credit in the future.  The disruptions in the financial markets may also have an adverse effect on the U.S. and world economy, which may negatively impact consumer spending patterns.  There can be no assurance that various U.S. and world government responses to the disruptions in the financial markets in the near future will restore consumer confidence, stabilize the markets, or increase liquidity or the availability of credit.  The Company’s future performance could be hindered by the accessibility of the Company to obtain financing.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

We have disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 the risk factors that materially affect the Company’s business, financial condition or results of operations, and set forth below is an amendment and update of the eighth risk factor in Item 1A. of Part I of our Annual Report on form 10-K for the year ended December 30, 2007.

Our Small Restaurant Base and Geographic Concentration Make Our Operations More Susceptible to Local Economic Conditions and the Economic Downturn May Adversely Impact Our Results.  The results achieved to date by the Company’s relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a more geographically dispersed area.  Because of its relatively small restaurant base, an unsuccessful new restaurant could have a more significant effect on its results of operations than would be the case in a company owning more restaurants.  Additionally, given the company’s present geographic concentration (all of its company-owned units are currently in Texas, especially along the Gulf Coast region, and in Oklahoma, Louisiana and Michigan), results of operations may be adversely affected by economic or other conditions in the region, such as hurricanes, and any adverse publicity in the region relating to its restaurants could have a more pronounced adverse effect on its overall sales than might be the case if its restaurants were more broadly dispersed.  Also, the ongoing financial crisis and economic downturn could result in material decreases in discretionary spending by consumers, which in turn could materially and adversely affect our business and results of operations.

You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and this Quarterly Report on Form 10-Q and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.

You should be aware that these risk factors and other information may not describe every risk facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 5.     Other Information

 (a)   Under the Wells Fargo Agreement, the Company is required to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  Due to the impact of Hurricanes Gustav and Ike in the  third quarter, which resulted in approximately $750,000 in lost sales, the Company increased its debt by $1.0 million, and $7.5 million is currently drawn under the Wells Fargo Agreement.  As a result of the lost sales, the Company failed to satisfy its minimum EBITDA covenant for the most recent twelve month period under the Wells Fargo agreement.  The Company has requested and has received from Wells Fargo a waiver to this covenant and is currently working with Wells Fargo to amend the covenant going forward to ensure that the Company is in compliance with its covenants under the Wells Fargo Agreement.

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

Items 1, 2, 3, and 4 of this Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mexican Restaurants, Inc.

Dated: November 12, 2008	By: /s/ Curt Glowacki
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2008	By: /s/ Andrew J. Dennard
Andrew J. Dennard
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)