Form 10-K
period 2008-12-28
MEXICAN RESTAURANTS INC
filed 2009-03-26
CIK 1009244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-28234

MEXICAN RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0493269
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1135 Edgebrook, Houston, Texas	77034-1899
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  713-943-7574

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes           ☐           No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes     ☑     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                                   Accelerated filer ☐                                           Non-accelerated filer ☒          Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq Small Cap Market on June 27, 2008, the last business day of the Registrant’s most recently completed second quarter, was $4,310,469. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

Number of shares outstanding of the Registrant’s Common Stock, as of December 28, 2008: 3,251,641 shares of Common Stock, par value $.01.

Documents Incorporated By Reference

Specified portions of the Registrant’s definitive proxy statement in connection with the 2009 Annual Meeting of Shareholders to be held May 27, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

Mexican Restaurants, Inc.
Form 10-K
Table of Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Such forward-looking statements involve known and unknown risks, uncertainties and other facts that may cause the actual results, performance or achievements of Mexican Restaurants, Inc. and its subsidiaries (the “Company”), its restaurants, area developers and franchisees to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following:  general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability and terms of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; area developers’ adherence to development schedules; changes in, or the failure to comply with government regulations; regional weather conditions or weather-related events; construction schedules; and other factors referenced in this Form 10-K.  The use in this Form 10-K of such words as “believes”, “anticipates”, “expects”, “intends”, “plans” and similar expressions with respect to future activities or other future events or conditions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  The success of the Company is dependent on the efforts of the Company, its employees, its area developers, and franchisees and the manner in which they operate and develop stores in light of various factors, including those set forth above.

Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable at the time when made, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that its objectives or plans will be achieved.  Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements.  In addition, oral statements made by the Company's directors, officers and employees to the investment community, media representatives and others, depending upon their nature, may also constitute forward-looking statements.  As with the forward-looking statements included in this report, these forward-looking statements are by nature inherently uncertain, and actual results may differ materially as a result of many factors.  Further information regarding the risk factors that could affect the Company's financial and other results are included as Item 1A of this annual report on Form 10-K.

PART I

ITEM 1.                                BUSINESS

General

Mexican Restaurants, Inc. (the “Company”) operates and franchises full-service Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé®, Monterey’s Tex-Mex Café®, Monterey’s Little Mexico®, Tortuga Coastal Cantina®, La Señorita® and Crazy Jose’s®.  We also operate a burrito fast casual concept under the name Mission Burrito™.  The Casa Olé, Monterey, Tortuga, La Señorita, Crazy Jose’s and Mission Burrito concepts have been in business for 37, 54, 15, 30, 22 and 12 years, respectively.  Today, we operate 61 restaurants, franchise 18 restaurants and license one restaurant in various communities across Texas, Louisiana, Oklahoma and Michigan.  The Casa Olé, Monterey, La Señorita and Crazy Jose’s restaurants are designed to appeal to a broad range of customers, and are located primarily in small and medium-sized communities and in middle-income areas of larger markets. The Tortuga Coastal Cantina and Mission Burrito restaurants, which are also designed to appeal to a broad range of customers, are located primarily in the Houston market.  The restaurants offer fresh, quality food, affordable prices, friendly service and comfortable surroundings.  The full-service menus feature a variety of traditional Mexican and Tex-Mex selections, complemented by our own original Mexican-based recipes, designed to have broad appeal.  The Mission Burrito restaurants offer freshly made burritos, tacos, quesadillas, soups, salads, and chips with guacamole and/or chili con queso.   We believe that our established success in existing markets, focus on middle-income customers, and the skills of our management team provide significant opportunities to realize the value inherent in the Mexican-theme and the burrito fast casual restaurant markets and increase revenues in existing markets.

Our Company was incorporated under the name “Casa Olé Restaurants, Inc.” under the laws of the State of Texas in February 1996, and had its initial public offering of Common Stock in April 1996.  In May 1999, we changed the corporate name to Mexican Restaurants, Inc.  The Company operates as a holding company and conducts substantially all of its operations through its subsidiaries.  All references to the Company include the Company and its subsidiaries, unless otherwise stated.

Strategy and Concept

Our objective is to be perceived as a regional, value leader in the Mexican theme segment of the casual dining marketplace and as a regional player in the burrito fast casual segment.  To accomplish this objective, we have developed strategies designed to achieve and maintain high levels of customer loyalty, frequent patronage and profitability.  The key strategic elements are:

•	Offering consistent, high-quality, original recipe Mexican menu items that reflect both national and local taste preferences;

•	Pricing our menu offerings at levels below many family and casual-dining restaurant concepts;

•	Selecting, training and motivating our employees to enhance customer dining experiences and the friendly casual atmosphere of our restaurants;

•	Providing customers with the friendly, attentive service typically associated with more expensive casual-dining experiences; and

•	Reinforcing the perceived value of the dining experience with a comfortable and inviting Mexican decor.

Menu.  Our restaurants offer high-quality products with a distinctive, yet mild taste profile with mainstream appeal.  Fresh ingredients are a critical recipe component, and the majority of the menu items are prepared daily in the kitchen of each restaurant from original recipes.

The casual dining menus feature a wide variety of entrees including enchiladas, combination platters, burritos, fajitas, coastal seafood and other house specialties.  The menus also include soup, salads, appetizers and desserts.  From time to time we also introduce new dishes designed to keep the menus fresh.  Alcoholic beverages are served as a complement to meals and as a percentage of sales represent a range from less than 5% at our more family-oriented locations to up to 21% in our more casual-oriented dining locations.  At Company-owned restaurants the dinner menu entrees presently range in price from $4.99 to $15.99, with most items priced between $6.95 and $10.99.  Lunch prices at most Company-owned restaurants presently range from $4.95 to $7.99.

The burrito fast casual menu features a more limited variety of entrees including burritos (wrapped in a flour tortilla or in a bowl), tacos, quesadillas, soups, salads, chips with guacamole and/or chili con queso.  The menu entrees presently range in price from $2.75 to $7.75.  Alcoholic beverages are served as a complement to meals and represent less than 3% of sales.

Atmosphere and Layout.  Our full-service restaurants emphasize an attractive design for each of our restaurants.  The typical restaurant has an inviting and interesting Mexican exterior.  The interior decor is comfortable Mexican in appearance to reinforce the perceived value of the dining experience.  Stucco, tile floors, carpets, plants and a variety of paint colors are integral features of each restaurant’s decor.  These decor features are incorporated in a floor plan designed to provide a comfortable atmosphere.  Our restaurant designs are sufficiently flexible to accommodate a variety of available sites and development opportunities, such as malls, end-caps of strip shopping centers and free standing buildings, including conversions to our restaurant design.  The restaurant facility is also designed to serve a high volume of customers in a relatively limited period of time.  Our restaurants typically range in size from approximately 4,000 to 5,600 square feet, with an average of approximately 4,500 square feet and a seating capacity of approximately 180 persons.

Our six fast-casual Mission Burrito restaurants are between approximately 2,000 and 3,000 square feet.  Several of the restaurants have extensive patios that offer additional outdoor seating.  We have developed a prototype Mission Burrito design that is approximately 2,750 square feet with an indoor seating capacity of approximately 80 persons.  The new prototype also includes a patio that offers additional outdoor seating.  The interior decor has a casual dining atmosphere that distinguishes it from other burrito concepts.  The design is sufficiently flexible to accommodate a variety of available sites and development opportunities; however, we will focus mostly on end-caps of shopping centers, town centers and lifestyle centers developments.

Growth Strategy
Over the last five years, we have focused our energies to assimilate two acquisitions (13 restaurants bought in 2004 from a franchisee and two Mission Burrito restaurants acquired in 2006), to develop new prototypes for our Casa Olé, Monterey’s and Mission Burrito restaurants and to initiate a program of remodeling several of our existing restaurants each year.

In August 2006 we acquired two burrito fast-casual Mission Burrito restaurants located in Houston, Texas.  The concept, established twelve years ago, has a very loyal customer base.  Since the Mission Burrito acquisition, we have spent considerable time and attention planning for the future growth and positioning of the concept.  Beginning in fiscal year 2007, we hired a senior vice president to lead the growth of Mission Burrito and a senior marketing consultant to work exclusively on building the Mission Burrito brand.  During fiscal year 2008, we opened four Mission Burrito restaurants in the Greater Houston Metropolitan Area.  On January 24, 2009, we closed one of our Mission Burrito restaurants seven months after it opened after concluding that the real estate was not conducive to the fast casual burrito segment.  The average net cost of building the four Mission Burrito restaurants was $622,000, net of landlord contributions.

For the foreseeable future, we have decided to focus our growth primarily on Mission Burrito.  The average cost to build a Mission Burrito restaurant is approximately 65% of the cost of building a new Casa Olé restaurant.  Although it will be a few years before we can measure the actual return on investment, based on the average cost and the sales forecast, we believe the Mission Burrito concept will provide a better return on investment than building either Casa Olé or Monterey’s restaurants.  Due to the combined effects of Hurricanes Gustav and Ike and the current economic recession, we will focus on a slower rate of growth for Mission Burrito to fine tune the concept and so that we can rebuild our cash flow and pay down debt.  In fiscal year 2009, we plan to open one Mission Burrito restaurant and lay the groundwork for future restaurant expansion in fiscal year 2010 and beyond.

We believe that the unit economics of the various restaurant concepts, as well as their value orientation and focus on middle income customers, provides significant potential opportunities for growth.  Our long-standing strategy to capitalize on these growth opportunities has been comprised of three key elements:

Improve Same-Restaurant Sales and Profits.  Our goal is to improve the sales and controllable income of existing restaurants (controllable income consists of restaurant sales less food and beverage expenses, labor and controllable expenses, such as utilities and repair and maintenance expenses, but excludes advertising and occupancy expenses).  This is accomplished through an emphasis on restaurant operations, coupled with improving marketing, purchasing and other organizational efficiencies (see “Restaurant Operations” below).  In fiscal year 2008, substantial increases in commodity prices, utilities and group health insurance premiums had a marked impact on our operating results to the extent such increases could not be passed along to customers.  There can be no assurance that we will not experience the same inflationary impact in fiscal year 2009.  If operating expenses increase, our management intends to attempt to recover increased costs by increasing prices to the extent deemed advisable in light of competitive conditions.

During fiscal year 2009, our goal is to improve sales and profitability so that we can maximize free cash flow, which we will use to pay off debt, remodel one existing restaurant, and build one new Mission Burrito restaurant.  Although we do not anticipate the following transactions in fiscal year 2009, we reserve the right to acquire existing franchise restaurants and to make repurchases of our Common Stock when we determine such repurchases are a prudent use of our capital.

Increased Penetration of Existing Markets.  Our second growth opportunity is, when we believe market conditions warrant, to increase the number of restaurants in existing Designated Market Areas (“DMAs”) and to expand into contiguous new markets.  The DMA concept is a mapping tool developed by the A.C. Nielsen Co. that measures the size of a particular market by reference to communities included within a common television market.  Our objective in increasing the density of Company-owned restaurants within existing markets is to improve operating efficiencies in such markets and to realize improved overhead absorption.  In addition, we believe that increasing the density of restaurants in both Company-owned and franchised markets will assist us in achieving effective media penetration while maintaining or reducing advertising costs as a percentage of revenues in the relevant markets.  We believe that careful and prudent site selection within existing markets will avoid cannibalization of the sales bases of existing restaurants.

In implementing our unit expansion strategy, we may use a combination of franchised and Company-owned restaurants.  The number of such restaurants developed in any period will vary.  We believe that a mix of franchised and Company-owned restaurants would enable us to realize accelerated expansion opportunities, while maintaining majority or sole ownership of a significant number of restaurants.  Generally, we do not anticipate opening franchised and Company-owned restaurants within the same market.  In seeking franchisees, we will continue to primarily target experienced multi-unit restaurant operators with knowledge of a particular geographic market and financial resources sufficient to execute our development strategy.

The restaurant industry is a competitive and fragmented business.  Moreover, the restaurant industry is characterized by a high initial capital investment.  Our focus is not on new restaurant expansion just to generate additional sales, but a balanced approach that emphasizes same-restaurant sales growth and selective new restaurant development and acquisitions of existing franchise restaurants.  During fiscal year 2008, we opened four Mission Burrito restaurants, modestly remodeled one existing restaurant and rebuilt two restaurants that had been damaged by fire.  We plan to build and open one new Mission Burrito restaurant in fiscal year 2009, as well as significantly remodel one existing restaurant.

Seek Strategic Acquisitions.   Since our inception as a public company, we have primarily grown through the acquisition of other Mexican food restaurant companies, making four acquisitions since 1996.  We anticipate we will continue to selectively acquire existing franchised restaurants from time to time when such opportunities arise (see “Franchising” below).  Although we are focused primarily on growing the Mission Burrito concept, we will continue to review potential strategic acquisitions within the Mexican food restaurant industry that would complement our existing corporate culture.

Site Selection

When developing new restaurant sites, our senior management devotes significant time and resources to analyzing prospective sites for the Company’s restaurants.  Senior management has also created and utilizes a site selection committee, which reviews and approves each site to be developed.  In addition, we conduct customer surveys to define precisely the demographic profile of the customer base of each of our restaurant concepts.  Our site selection criteria focus on:

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

We believe that a sufficient number of suitable sites are available for contemplated Company and franchise development in existing markets.  Based on our current planning and market information, we plan to open one new Mission Burrito restaurant in fiscal year 2009.  The anticipated investment for a 2,750 square foot restaurant lease space, including equipment, signage, site work, furniture, fixtures and decor ranges between $550,000 and $650,000, net of landlord contributions.  Additionally, training and other pre-opening costs are anticipated to be approximately $25,000 to $35,000 per location.  The cost of developing and operating a Company restaurant can vary based upon fluctuations in land acquisition and site improvement costs, construction costs in various markets, the size of the particular restaurant and other factors.  Although we anticipate that development costs associated with near-term restaurants will range between $550,000 and $650,000, there can be no assurance of this.

Restaurant Operations

Management and Employees. The management staff of each casual dining restaurant is responsible for managing the restaurant's operations.  Each Company-owned restaurant operates with a general manager, one or more assistant managers and a kitchen manager or a chef.  Including managers, restaurants have an average of 40 full-time and part-time employees.

The management staff of each Mission Burrito restaurant is responsible for managing the restaurant's operations.  Each restaurant operates with a general manager and one or more assistant managers.  Including managers, restaurants have an average of 20 full-time and part-time employees.

We historically have spent considerable effort developing our employees, allowing us to promote from within.  As an additional incentive to our restaurant management personnel, we have a bonus plan in which restaurant managers can receive monthly bonuses based on a percentage of their restaurants’ controllable profits.

Our regional supervisors, who report directly to the Company’s Directors of Operations, offer support to the store managers.  Each supervisor is eligible for a monthly bonus based on a percentage of controllable profits of the stores under their control.

As of December 28, 2008, we employed 2,378 people, of whom 2,332 were restaurant personnel at the Company-owned restaurants and 46 were corporate personnel.  We consider our employee relations to be good.  Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis.  Our employees are not covered by a collective bargaining agreement.

Training and Quality Control.  We require our hourly employees to participate in a formal training program carried out at the individual restaurants, with the on-the-job training program varying from three days to two weeks based upon the applicable position.  Managers of both Company-owned and franchised restaurants are trained at one of our specified training stores by that store's general manager and are then certified upon completion of a four to six week program that encompasses all aspects of restaurant operations as well as personnel management and policy and procedures, with special emphasis on quality control and customer relations.  The Company's franchise agreement requires each franchised restaurant to employ a general manager who has completed our training program at one of our specified training stores.  Compliance with our operational standards is monitored for both Company-owned and franchised restaurants by random, on-site visits by corporate management, regular inspections by regional supervisors, the ongoing direction of a corporate quality control manager and the mystery shopper program.

Marketing and Advertising.  We believe that when media penetration is achieved in a particular market, investments in radio and television advertising can generate significant increases in revenues in a cost-effective manner.  During fiscal year 2008, we spent approximately 2.5% of restaurant revenues on various forms of advertising and plan to spend 2.7% of restaurant revenues in fiscal year 2009.  Besides radio and television, we make use of in-store promotions, involvement in community activities, and customer word-of-mouth to maintain their performance.

Purchasing. We strive to obtain consistent quality products at competitive prices from reliable sources.  We work with our distributors and other purveyors to ensure the integrity, quality, price and availability of the various raw ingredients.  We research and test various products in an effort to maintain quality and to be responsive to changing customer tastes.  We operate a centralized purchasing system that is utilized by all of the Company-owned restaurants and is available to our franchisees.  Under our franchise agreements, if franchisees wish to purchase from a supplier other than a currently approved supplier, they must first submit the products and supplier to us for approval.  Regardless of the purchase source, all purchases must comply with the Company's product specifications.  Our ability to maintain consistent product quality throughout our operations depends upon acquiring specified food products and supplies from reliable sources.  Management believes that all essential food and beverage products are available from other qualified sources at competitive prices.

Franchising

We currently have eight Casa Olé franchisees and one La Senorita franchisee operating a total of 18 restaurants and one licensee operating one Monterey’s Little Mexico restaurant.  Most franchisees operate one or two restaurants.  No new franchise restaurants were opened during fiscal 2008.  In 2007 one company-owned restaurant was sold to Larry Forehand, a director and Vice Chairman of the Company’s Board of Directors.  See “Notes to Consolidated Financial Statements, Footnote (10) ‘Related Party Transactions’”.

Franchising allows us to expand the number of stores and penetrate markets more quickly and with less capital than developing Company-owned stores.  We have the first right of refusal when a franchisee decides to sell its restaurant(s).  Historically, we have selectively acquired franchisee restaurants when reasonably available.  At the same time, we plan to expand our base of franchise restaurants.

Franchisees are selected on the basis of various factors, including business background, experience and financial resources.  In seeking new franchisees, we target experienced multi-unit restaurant operators with knowledge of a particular geographic market and financial resources sufficient to execute our development schedule.  Under the current franchise agreement, franchisees are required to operate their stores in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs.  In addition, franchisees are required to purchase, directly from the Company or our authorized agent, spice packages for use in the preparation of certain menu items, and must purchase certain other items from approved suppliers unless written consent is received from the Company.

Franchise Agreements. We enter into a franchise agreement with each franchisee that grants the franchisee the right to develop a single store within a specific territory at a site approved by us.  The franchisee then has limited exclusive rights within the territory.  Under our current standard franchise agreement, the franchisee is required to pay a franchise fee of $25,000 per restaurant.  The current standard franchise agreement provides for an initial term of 15 years (with a limited renewal option) and payment of a royalty of 3% to 5% of gross sales.  The termination dates of our franchise agreements with its existing franchisees currently range from 2009 to 2019.  We are updating our Franchise Agreement.  Under the new Franchise Agreements, the termination dates will range from 2009 to 2024.  There are six franchises that are currently on a month-to-month basis until we have approved the new Franchise Agreement.

Franchise agreements are not assignable without our prior written consent.  Also, we retain rights of first refusal with respect to any proposed sales by the franchisee.  Franchisees are not permitted to compete with us during the term of the franchise agreement and for a limited time, and in a limited area, after the term of the franchise agreement.  The enforceability and permitted scope of such noncompetition provisions varies from state to state.  We have the right to terminate any franchise agreement for certain specific reasons, including a franchisee's failure to make payments when due or failure to adhere to our policies and standards.  Many state franchise laws, however, limit the ability of a franchisor to terminate or refuse to renew a franchise.  See "Item 1.  Business—Government Regulation".

Prior forms of our franchise agreements still in effect may contain terms that vary from those described above, including with respect to the payment or nonpayment of advertising fees and royalties, the term of the agreement, and assignability, noncompetition and termination provisions.

Franchisee Training and Support. Under the current franchise agreement, each franchisee (or if the franchisee is a business organization, a manager designated by the franchisee) is required to personally participate in the operation of the franchise.  Before opening the franchisee's business to the public, we provide training at its approved training facility for each franchisee's general manager, assistant manager and kitchen manager or chef.  We recommend that the franchisee, if the franchisee is other than the general manager, or if a business organization, its chief operating officer, attend such training.  We also provide a training team to assist the franchisee in opening its restaurant.  The team, supervised by the Director of Training, will assist and advise the franchisee and/or its manager in all phases of the opening operation for a seven to fourteen day period.  The formal training program required of hourly employees and management, along with continued oversight by our quality control manager, is designed to promote consistency of operations.

Area Developers. The area development agreement is an extension of the standard franchise agreement.  The area development agreement provides area developers with the right to execute more than one franchise agreement in accordance with a fixed development schedule.  Restaurants established under these agreements must be located in a specific territory in which the area developer will have limited exclusive rights.  Area developers pay an initial development fee generally equal to the total initial franchise fee for the first franchise agreement to be executed pursuant to the development schedule plus 10% of the initial franchise fee for each additional franchise agreement to be executed pursuant to the development schedule.  Generally the initial development fee is not refundable, but will be applied in the proportions described above to the initial franchise fee payable for each franchise agreement executed pursuant to the development schedule.  New area developers will pay monthly royalties for all restaurants established under such franchise agreements on a declining scale generally ranging from 5% of gross sales for the initial restaurant to 3% of gross sales for the fourth restaurant and thereafter as additional restaurants are developed.  Area development agreements are not assignable without our prior written consent.  We will retain rights of first refusal with respect to proposed sales of restaurants by the area developers.  Area developers are not permitted to compete with us.  As described above, the enforceability and permitted scope of such noncompetition provisions may vary from state to state. If an area developer fails to meet its development schedule obligations, the Company can, among other things, terminate the area development agreement or modify the territory in the agreement. These termination rights may be limited by applicable state franchise laws.  We currently have two area developers and are seeking new area developers.

Competition

The restaurant industry is intensely competitive.  Competition is based upon a number of factors, including concept, price, location, quality and service.  We compete against a broad range of other family dining concepts, including those focusing on various other types of ethnic food, as well as local restaurants in its various markets.  We also compete against other quick service, fast casual and casual dining concepts within the Mexican and Tex-Mex food segment.  Many of our competitors are well established and have substantially greater financial and other resources than us.   Some of our competitors may be better established in markets where our restaurants are, or may be, located.  Also, we compete for qualified franchisees with franchisors of other restaurants and various other concepts.

The success of a particular restaurant concept is also affected by many other factors, including national, regional or local economic and real estate conditions, changes in consumer tastes and eating habits, demographic trends, weather, traffic patterns, and the type, number and location of competing restaurants.  In addition, factors such as inflation, increased food, labor and benefit costs, and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular.

Government Regulation

Each restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments relating to the development and operation of restaurants.  These include regulations pertaining to the environmental, building and zoning requirements in the preparation and sale of food.  We are also subject to laws governing the service of alcohol and our relationship with employees, including minimum wage requirements, overtime, working conditions and immigration requirements.  If we fail to comply with existing or future laws and regulations, we could be subject to governmental or judicial fines or sanctions.    We believe that we are operating in substantial compliance with applicable laws and regulations that govern our operations. Difficulties or failures in obtaining the required construction and operating licenses, permits or approvals could delay or prevent the opening of a specific new restaurant.

Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of our restaurants, including minimum age of patrons drinking alcoholic beverages and of employees serving alcoholic beverages, training, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  We are also subject to "dramshop" statutes that generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment determined to have wrongfully served alcoholic beverages to the intoxicated person.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance.  Additionally, within thirty days of employment by the Company, each of our Texas employees who serves alcoholic beverages is required to attend an alcoholic seller training program that has been approved by the Texas Alcoholic Beverage Commission and endorsed by the Texas Restaurant Association that endeavors to educate the server to detect and prevent over-service, as well as underage service, of the customers at our restaurants.

In connection with the sale of franchises, we are subject to the United States Federal Trade Commission rules and regulations and state laws that regulate the offer and sale of franchises and business opportunities. We are also subject to laws that regulate certain aspects of such relationships.  To date, we have had no claims with respect to its programs and, based on the nature of any potential compliance issues identified, do not believe that compliance issues associated with our historic franchising programs will have a material adverse effect on our results of operations or financial condition.  We believe that we are operating in substantial compliance with applicable laws and regulations that govern franchising programs.

The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment.  We are required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

We are subject to various local, state and federal laws regulating the discharge of pollutants into the environment.  We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations.  We conduct environmental audits of each proposed restaurant site in order to determine whether there is any evidence of contamination prior to purchasing or entering into a lease with respect to such site.  To date, our operations have not been materially adversely affected by the cost of compliance with applicable environmental laws.

Trademarks, Service Marks and Trade Dress

We believe our trademarks, service marks and trade dress have significant value and are important to our marketing efforts.  We have registered the trademarks for “Casa Olé”, “Casa Olé Mexican Restaurant”, “Monterey’s Tex-Mex Café”, “Monterey’s Little Mexico”, “Tortuga Cantina”,  “La Señorita” and “Crazy Jose’s.” We have a federal registration for Mission Burritos Fresh Food Fast & design and a pending federal application for Mission Burrito More Choices. More Flavor. & design.  We also have a Texas state registration for the wordmark Mission Burritos.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission ("SEC").  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our Web site at www.mexicanrestaurantsinc.com.  Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.  In addition, our officers and directors file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of the Company's securities, which are available on the SEC's Internet site at www.sec.gov.  We are not including this or any other information on our Web site as part of, nor incorporating it by reference into, this Form 10-K or any of its other SEC filings.  In addition to our Web site, you may read and copy public reports we file with or furnish to the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains the Company's reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

ITEM 1A.                      RISK FACTORS

You should carefully consider the following risk factors as well as the other information contained or incorporated by reference in this report, as these are important factors, among others, that could cause our actual results to differ from our expected or historical results.  It is not possible to predict or identify all such factors and these factors are based on management’s current knowledge and estimates of factors affecting our operations, both known and unknown.  Consequently, you should not consider any such list to be a complete statement of all of our potential risks or uncertainties.

Changes in General Economic and Political Conditions Affect Consumer Spending and May Harm Our Revenues and Operating Results.  With a few exceptions, most of the restaurant industry’s casual dining segment experienced a slow down or negative same-store sales and tighter profit margins in 2008.  The forecast for 2009 continues to be cautious, calling for a continuation of the current economic recession.  A few economic conditions that could impact the economy and our operating results are: rising unemployment, the economic recession and the subsequent decline in household wealth could reduce consumers’ level of discretionary spending; a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues.  A return to rising fuel and energy costs could reduce consumers’ level of discretionary spending.  Additionally, the continued responses to the terrorist attacks on the United States, possible future terrorist attacks and the conflict in Iraq and Afghanistan and its aftermath may exacerbate current economic conditions and lead to a further weakening in the economy.  Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

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

Cost Pressures May Adversely Impact Our Net Income.  We believe that certain cost pressures impacted net income during fiscal year 2008.  Substantial increases in food commodity prices, utilities and group health insurance had a marked impact on our operating results to the extent such increases could not be passed along to customers.  There can be no assurance that we will not experience similar cost pressures in 2009.  If operating expenses increase, our management intends to attempt to recover increased costs by increasing prices to the extent deemed advisable in light of competitive conditions.

Increases in the minimum wage may have a material adverse effect on our business and financial results.  Many of our employees are subject to various minimum wage requirements.  On July 24, 2008, the federal minimum wage increased from $5.85 to $6.55 per hour.  We estimated that the increase in the federal minimum wage impacted our labor cost by approximately $2,000 per week.  Future federal minimum wage increases are scheduled to increase to $7.25 per hour on July 24, 2009.  The minimum wage increases may have a material adverse effect on our business, financial condition, results of operations and cash flows to the extent that we cannot increase menu prices.

Changes in food costs could negatively impact our revenues and results of operations.  Our profitability is dependent in part on our ability to anticipate and react to changes in food costs. Other than for a portion of our produce, which is purchased locally by each restaurant, we rely on Ben E. Keith Company as the primary distributor of our ingredients.  Ben E. Keith Company is a privately held corporation that is part of a cooperative of independent food distributors (Unipro) located throughout the nation. We have an exclusive contract with Ben E. Keith Company on terms and conditions which we believe are consistent with those made available to similarly situated restaurant companies.  Any increase in distribution prices by Ben E. Keith Company could cause our food costs to fluctuate.  Additional factors beyond our control, including adverse weather conditions and governmental regulation, may affect food costs.  We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

Rising Insurance Costs Could Negatively Impact Our Profitability.  We are insured against a variety of uncertainties.  We also provided group health insurance to certain of our employees and cover approximately 65% of the cost.  While the cost of certain insurance coverages increased in 2008, we were able to negotiate lower premium costs for other insurance coverages, and in general, were able to minimize the overall increase and impact of all total insurance costs to the Company.  For example, a decrease in property and casualty premiums did have a positive impact on our profitability in fiscal year 2008.  However, the increase in group health insurance costs did have a negative impact on our profitability in fiscal year 2008.  Each year, we renew our insurance coverages.  Although we try to be proactive in our efforts to control insurance costs, market forces beyond our control may thwart our ability to manage these costs.  We expect insurance premiums for property and casualty insurance to increase in light of the impact of recent hurricanes on the Texas and Louisiana Gulf Coast.

Seasonal Fluctuations in Sales and Earnings Affect Our Quarterly Results.  Our sales and earnings fluctuate seasonally.  Historically, our highest sales and earnings have occurred in the second and third calendar quarters, which we believe is typical of the restaurant industry and consumer spending patterns in general.  In addition, quarterly results have been and, in the future are likely to be, substantially affected by the timing of new restaurant openings.  Because of the seasonality of our business and the impact of new restaurant openings, results for any calendar quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

       An Increase In Our Interest Rates May Adversely Impact Net Income.    We are subject to interest rate fluctuations under the terms of our outstanding bank debt with Wells Fargo Bank, N.A.   The interest rate is either the prime rate or LIBOR plus a stipulated percentage.  Accordingly, we are impacted by changes in the prime rate and LIBOR.  As of December 28, 2008, we had $7.5 million outstanding on our credit facility with Wells Fargo.

Our Financial Covenants Could Adversely Affect Our Ability to Borrow.   Under the Wells Fargo Agreement, we are required to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  Due to the impact of Hurricanes Gustav and Ike in the third quarter of fiscal year 2008, which resulted in approximately $1.15 million in lost sales, we increased our debt by $1.0 million to $7.5 million.  As a result of the lost sales, we failed to satisfy our minimum EBITDA covenant for the twelve month period as of the third quarter of fiscal year 2008.  We requested and received from Wells Fargo a waiver to this covenant for the third quarter of fiscal year 2008, and as of December 28, 2008, received an amendment to the covenant permanently removing the requirement to maintain certain minimum EBITDA levels.

Although we are currently in compliance with such financial covenants as amended, an erosion of our business could place us out of compliance in future periods.  Potential remedies for the lender if we are not in compliance include declaring all outstanding amounts immediately payable, terminating commitments and enforcing any liens.  See “Note 3, Long-term Debt, of Notes to Consolidated Financial Statements”.

Competition May Adversely Affect Our Operations and Financial Results.  The restaurant industry is highly competitive with respect to price, service, restaurant location and food quality, and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns.   We compete within each market against other family dining concepts, as well as quick service and casual dining concepts, for customers, employees and franchisees.  Several of our competitors operate more restaurants and have significantly greater financial resources and longer operating histories than we do.  If we are unable to successfully compete with the other restaurants in our markets, this could prevent us from increasing or sustaining our revenues and profitability and result in a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We may not be able to open our planned new operations on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably.  We have experienced, and expect to continue to experience, delays in restaurant openings from time to time. Delays or failures in opening planned new restaurants could have an adverse effect on our business, financial condition, results of operations or cash flows.

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

Litigation Could Have a Material Adverse Effect on Our Business.  From time to time, we are the subject of complaints or litigation from guests alleging food-borne illness, injury or other food quality, health or operational concerns.  We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether the Company is liable.  We are also subject to complaints or allegations from former or prospective employees from time to time.  A lawsuit or claim could result in an adverse decision against us that could have a materially adverse effect on our business.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

In fiscal year 2008, our executive offices were located in approximately 10,015 square feet of office space in Houston, Texas.  The offices are currently leased by us from Gillett Properties, Ltd., under a gross lease (where the landlord pays utilities and property taxes) expiring in December 2009, with rental payments of $11,000 per month.  We hired a commercial real estate broker to search for new executive office space and anticipate finding and moving into new executive offices sometime during fiscal year 2009.  We believe that our properties are generally well maintained, in good condition and adequate for our operations.  Further, we believe that suitable additional or replacement space under comparable terms will be available if required.

Real estate leased for Company-owned restaurants is typically leased under triple net leases that require us to pay real estate taxes and utilities, to maintain insurance with respect to the premises and in certain cases to pay contingent rent based on sales in excess of specified amounts.  Generally the non-mall locations for the Company-owned restaurants have initial terms of 10 to 20 years with renewal options.

All of the Company-owned restaurant sites are leased.  During fiscal year 2007, we subleased a previously closed restaurant and assigned one lease as part of the sale of one company-owned restaurant to Larry Forehand, a Director and Vice Chairman of our Board of Directors.  See “Footnote (10) Related Party Transactions”.

During fiscal year 2008, we opened four new Mission Burrito restaurants and closed one underperforming Mission Burrito restaurant subsequent to year-end.  We modestly remodeled one existing restaurant and rebuilt two restaurants that had been damaged by fires.

Restaurant Locations

At December 28, 2008, we had 61 Company-operated restaurants, 18 franchise restaurants and one licensed restaurant.  As of such date, we operated and franchised 42 Casa Olé restaurants in the State of Texas and four in the State of Louisiana; operated five Monterey’s Tex-Mex Café restaurants in the State of Oklahoma; operated and licensed 11 Monterey’s Little Mexico restaurants in the State of Texas; operated three Tortuga Coastal Cantina restaurants in the State of Texas; operated three Crazy Jose’s in the State of Texas; operated six Mission Burritos in the State of Texas; and  operated and franchised six La Señorita restaurants in the State of Michigan.  Our portfolio of restaurants at December 28, 2008 is summarized below:

Casa Olé
	Company-operated	29	Leased
	Franchisee-operated	17
	Concept total	46

Monterey’s Tex-Mex Café
	Company-operated	5	Leased
	Concept total	5

Monterey’s Little Mexico
	Company-operated	10	Leased
	Licensee-operated	1
	Concept total	11

Tortuga Coastal Cantina
	Company-operated	3	Leased
	Concept total	3
La Señorita
	Company-operated	5	Leased
	Franchisee-operated	1
	Concept total	6
Crazy Jose’s
	Company-operated	3	Leased
	Concept total	3

Mission Burrito
	Company-operated	6	Leased

	System total	80

ITEM 3.                      LEGAL PROCEEDINGS

We are involved from time to time in litigation relating to claims arising from our operations in the normal course of business.  Management believes that the ultimate disposition of all uninsured matters resulting from existing litigation will not have a material adverse effect on our business or financial position.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 28, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our Common Stock trades on the Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol “CASA.”  At March 23, 2009, the closing price of our Common Stock as reported on the Nasdaq Small Cap Market was $2.54.  The following table sets forth the range of quarterly high and low reported sale prices of the Company’s Common Stock on the Nasdaq Small Cap Market during each of our fiscal quarters since the end of our 2006 fiscal year.

	HIGH	LOW

Fiscal Year 2009:
First Quarter (through March 23, 2009)	$2.57	$1.75

Fiscal Year 2008:
First Quarter (ended March 30, 2008)	$6.51	$5.11
Second Quarter (ended June 29, 2008)	$5.88	$3.35
Third Quarter (ended September 28, 2008)	$5.65	$3.75
Fourth Quarter (ended December 28, 2008)	$5.39	$1.36

Fiscal Year 2007:
First Quarter (ended April 1, 2007)	$11.70	$9.32
Second Quarter (ended July 1, 2007)	$9.60	$7.60
Third Quarter (ended September 30, 2007)	$8.37	$6.36
Fourth Quarter (ended December 30, 2007)	$7.57	$4.75

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following performance graph compares the cumulative return of the Common Stock with that of the Nasdaq Composite Index and the Standard & Poors Small Cap Restaurants Index, assuming in each case an initial investment of $100 at December 31, 2003.

Holders. As of March 23, 2009, we estimate that there were approximately 600 beneficial owners of our Common Stock, represented by approximately 50 holders of record, and 3,251,641 shares of Common Stock outstanding.

Issuer Purchases.  We did not repurchase any shares of our Common Stock during 2008.

Dividends.  Since our 1996 initial public offering, we have not paid cash dividends on our Common Stock.  We intend to retain earnings of the Company to support operations, to finance expansion and pay down our debt, and do not intend to pay cash dividends on the Common Stock for the foreseeable future.  In addition, our current credit agreement prohibits the payment of any cash dividends.  Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition, the ability to do so under then-existing credit agreements and other factors deemed relevant by the Board of Directors.  See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources) contained in Item 7 to this Report.

ITEM 6.                      SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Consolidated Financial Statements and the related Notes thereto included in Item 8, hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7, hereof.

	Fiscal Years
	(In thousands, except share and per share amounts)
	2004	2005	2006	2007	2008
Income Statement Data:
Revenues:
Restaurant sales	$73,499	$76,356	$80,805	$81,380	$80,915
Franchise fees, royalties and other	753	694	825	710	637
Business interruption	--	534	60	--	318
	74,252	77,584	81,690	82,090	81,870
Costs and expenses:
Cost of sales	20,311	20,757	22,259	23,366	23,651
Restaurant operating expenses	40,414	42,433	45,318	46,550	46,696
General and administrative	6,587	6,942	7,717	7,472	7,640
Depreciation and amortization	2,114	2,653	3,102	3,417	3,568
Goodwill impairment	--	--	--	--	5,130
Impairment and restaurant closure costs	322	--	448	100	774
Gain on involuntary disposals	--	(472)	(367)	--	(685)
Loss on sale of other property and equipment	180	368	30	208	206
	69,928	72,681	78,507	81,113	86,980

Operating income (loss)	4,324	4,903	3,183	977	(5,110)
Other expense, net	(459)	(404)	(303)	(443)	(388)

Income (loss) before income taxes	3,865	4,499	2,880	534	(5,498)

Income tax (expense) benefit	(1,280)	(1,486)	(901)	(79)	1,478
Income (loss) from continuing operations	2,585	3,013	1,979	455	(4,020)

Discontinued Operations
Income (loss) from discontinued operations, net of taxes	(824)	(696)	(841)	(106)	33
Net income (loss)	$1,761	$2,317	$1,138	$349	$(3,987)

	2004	2005	2006	2007	2008
Basic income (loss) per share:
Income (loss) from continuing operations	$0.76	$0.88	$0.58	$0.13	$(1.23)
Income (loss) from discontinued operations	(0.24)	(0.20)	(0.25)	(0.03)	0.01
Net income (loss)	$0.52	$0.68	$0.33	$0.10	$(1.22)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.71	$0.82	$0.56	$0.13	$(1.23)
Income (loss) from discontinued operations	(0.23)	(0.19)	(0.24)	(0.03)	0.01
Net income (loss)	$0.48	$0.63	$0.32	$0.10	$(1.22)

Weighted average shares – Basic	3,388,489	3,415,806	3,402,207	3,339,280	3,255,503

Weighted average shares – Diluted	3,634,849	3,700,876	3,521,587	3,430,276	3,255,503

	As of the End of Fiscal Years

	2004	2005	2006	2007	2008
	(In thousands)
Balance Sheet Data:
Working capital deficit	$(1,359)	$(1,632)	$(1,928)	$(911)	$(847)
Total assets	$32,326	$33,137	$33,276	$34,356	$31,503
Long-term debt, less current portion	$6,000	$4,500	$3,800	$6,400	$7,500
Total stockholders’ equity	$17,868	$18,884	$20,573	$19,265	$15,486

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Reform Act.  See “Special Note Regarding Forward-Looking Statements” above for additional factors relating to such statements.  The following discussion and analysis should be read in conjunction with the other sections of this Annual report on Form 10-K, including the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.  Additional information concerning factors that could cause results to differ materially from those in any forward-looking statements is contained under “Item 1A. Risk Factors”.

General Overview

The Company was organized under the laws of the State of Texas in February 1996.  Through our subsidiaries, we operate and franchise Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Tex-Mex Café, Monterey’s Little Mexico, Tortuga Coastal Cantina, Crazy Jose’s and  La Señorita.  We also operate fast casual burrito restaurants under the name Mission Burrito.  At December 28, 2008 we operated 61 restaurants, franchised 18 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.

Our primary source of revenues is the sale of food and beverages at Company-owned restaurants.  We also derive revenues from franchise fees, royalties and other franchise-related activities.  Franchise fee revenue from an individual franchise sale is recognized when all services relating to the sale have been performed and the restaurant has commenced operation.  Initial franchise fees relating to area franchise sales are recognized ratably in proportion to services that are required to be performed pursuant to the area franchise or development agreements and proportionately as the restaurants within the area are opened.

The consolidated statements of operations and cash flows for fiscal years 2007 and 2006 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations.  There were no discontinued operations in 2008.

Fiscal Year

We have a 52/53 week fiscal year ending on the Sunday nearest December 31.  References in this Report to fiscal 2008, 2007 and 2006 relate to the periods ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively.  Fiscal years 2008, 2007 and 2006, presented herein consisted of 52 weeks.

Results of Operations

Fiscal Year 2008 Compared to Fiscal Year 2007 as Adjusted for Discontinued Operations

Revenues.    Our revenues for the fiscal year ended December 28, 2008 were down $221,131 or 0.3% to $81.9 million compared with fiscal year 2007.  Restaurant sales for fiscal year 2008 decreased $465,227 or 0.6% to $80.9 million compared with fiscal year 2007.  We lost approximately $1.15 million in restaurant sales from the impact of Hurricanes Gustav and Ike.  Restaurant sales were also impacted by approximately $900,000 due to restaurant fires at two stores.  The decrease also reflects the sale of the Stafford, Texas Casa Olé restaurant in July of 2007.  An increase in same-store sales partially offset the above mentioned decreases, along with the addition of four Mission Burrito fast casual restaurants.  For the 52-week period ended December 28, 2008, excluding the lost sales from the hurricanes and fires from the same-store sales comparison (only stores open in both periods are included in same-store sales amounts), Company-owned same-restaurant sales increased approximately 1.5%.  The same-store sales trend prior to the two hurricanes was up 0.3%.  Franchised-owned same-restaurant sales, as reported by franchisees, and reflecting the lost hurricane sales, increased approximately 1.2% over the same 52-week period ended December 28, 2008.

Franchise fees, royalties and other for the fiscal year ended December 28, 2008 was down $73,621 or 10.4% to $636,773 compared with fiscal year 2007 because other miscellaneous revenues of a nonrecurring nature were realized in fiscal year 2007.

In fiscal year 2008, we recorded $317,717 of business interruption proceeds related to claims for two restaurant fires and Hurricane Ike store closures.

Costs and Expenses.  Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased 50 basis points as a percent of restaurant sales to 29.2% compared with 28.7% in fiscal year 2007.  The increase primarily reflects higher commodity prices, especially cheese, produce, tortillas, supplies and paper costs, and higher food discounts to customers.  In March and again in September of 2008, we raised menu prices at most of the concepts in an effort to offset some of the rise in commodity costs.

Labor and other related expenses increased as a percentage of restaurant sales 20 basis points to 32.7% compared with 32.5% for fiscal year 2007.  Higher group health insurance expense impacted restaurant labor 10 basis points.  Hourly back-of-house labor and management costs increased 60 basis points, primarily due to lost sales from Hurricanes Gustav and Ike, while hourly front-of-house labor improved 50 basis points during fiscal year 2008.

Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased in fiscal year 2008 as a percentage of restaurant sales 10 basis points to 24.8% as compared with 24.7% in fiscal year 2007.  The increase primarily reflects a lower level of sales due to Hurricanes Gustav and Ike.  Electricity and natural gas costs also increased.  Favorable electricity contracts on approximately 60% of our restaurants expired in August of 2008, resulting in higher electric costs per kilowatt hour thereafter.  We have signed short-term, three-month contracts until such time management believes that a lower, longer term contract can be obtained.  The price of electricity in Texas is primarily tied to the price of natural gas, which has been on a downward trend over the last three months.  These increases were partially offset by lower advertising expense, as we pulled commercial advertising immediately after Hurricane Ike and during the 2008 presidential campaign season.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations.  General and administrative expenses increased 20 basis points as a percentage of total sales to 9.3% compared with 9.1% for fiscal year 2007.  The increase, as a percentage of total revenue, reflects, in part, a lower level of sales due to Hurricanes Gustav and Ike. Actual general and administrative expenses increased $167,908 in fiscal year 2008 compared with fiscal year 2007.  The increase primarily reflects higher relocation expense, banking fees, legal expenses, consulting fees related to marketing for Mission Burrito concept development, and consulting fees related to Sarbanes-Oxley compliance, all of which were partially offset by reductions in general and administrative salaries and bonuses, and lower manager-in-training expenses.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of other assets.  Depreciation and amortization expense increased as a percentage of total revenues 20 basis points to 4.4% in fiscal year 2008 as compared with 4.2% in fiscal year 2007.  Actual depreciation and amortization expense increased $150,405 in fiscal year 2008 compared with fiscal year 2007.  The increase reflects additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

During fiscal year 2008, we incurred $166,655 in pre-opening expenses related to the opening of four new Mission Burrito restaurants.  In fiscal year 2007, we spent $23,947 in pre-opening expenses related to the re-opening of remodeled restaurants.

Goodwill Impairment.  Goodwill represents the excess of costs over fair value of assets of businesses acquired.  We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  At year end 2008, management determined that the fair value did not exceed the carrying amount of the reporting unit and recorded an impairment of approximately $5.1 million.

Impairment and Restaurant Closure Costs.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairments or Disposal of Long-Lived Assets”, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

During fiscal year 2008, we expensed $773,789 to impair the assets of one closed restaurant, one under-performing restaurant earmarked for closure once its lease expires in fiscal year 2009 and two other under-performing restaurants, and for broker commissions related to two subleased restaurant sites in Idaho.  During fiscal year 2007, we expensed $99,978 to impair the assets of two under-performing restaurants.

Gain on Involuntary Disposals   The consolidated statements of operations for the period ended December 28, 2008 includes a separate line item for gain on involuntary disposals which includes a gain of $685,137 resulting primarily from the write-off of assets damaged by two restaurant fires, offset by insurance proceeds for the replacement of assets.  The first fire occurred on February 19, 2008 at our Casa Olé restaurant located in Vidor, Texas which re-opened July 7, 2008.  The second fire occurred July 28, 2008 at our Casa Olé restaurant located in Pasadena, Texas which re-opened October 25, 2008.  The gain on involuntary disposals was partially offset by losses from Hurricanes Gustav and Ike.  We recorded net losses of $60,991 resulting primarily from spoiled inventory caused by temporary electricity outages at 35 Company-owned restaurants after Hurricane Ike made landfall on September 13, 2008.

During fiscal year 2008, our insurers have paid $739,969 and we have recorded a receivable of $241,757 related to property damage.  We have spent $1,167,418 as of December 28, 2008 for the replacement of assets related to the two fires and the two hurricanes.

The consolidated statements of operations for period ended December 28, 2008 includes a separate line item for revenues for business interruption insurance proceeds as follows:  $248,717 related to the two restaurant fires and $69,000 related to the hurricanes.

Loss on Sale of Other Property and Equipment.  During fiscal year ended December 28, 2008, we recorded losses of $206,447 primarily related to the disposal of restaurant assets during the conversion of an existing restaurant into a Mission Burrito restaurant.

Other Income (Expense).   Net expense decreased $54,950 to $387,851 in fiscal year 2008 compared with a net expense of $442,801 in fiscal year 2007.  Interest expense decreased $72,109 to $427,742 in fiscal year 2008 compared with interest expense of $499,851 in fiscal year 2007, reflecting a decrease in interest rates.

Income Tax Expense. Our effective tax rate from continuing operations for fiscal year 2008 was a benefit of 26.89% as compared to 14.8% of expense for fiscal year 2007.  In fiscal year 2008, we had a pretax net loss from continuing operations compared to pretax net income in fiscal year 2007.  We recorded a receivable of approximately $128,000 in 2008 for an expected income tax refund for carrying back the 2008 net operating loss to an amended 2006 income tax return.  The permanent differences in 2008 were approximately $1.5 million higher as compared to the permanent differences in 2007 because of the goodwill impairment.  Since the tax deduction for goodwill is limited to its net tax value, the difference between the net tax value and net book value contributed to the decrease in the effective tax rate.  Certain other permanent differences result in tax credits.  In fiscal year 2008, we were not able to use any of our current year tax credits, but tax credits of $291,383 can be carried forward for a twenty year period to reduce future federal regular income taxes.

Discontinued Operations.  During the fiscal year ended December 28, 2008, we recorded closure income of $46,226, all of which is included in discontinued operations.  The closure income related to the revision by management of the estimated repair and maintenance costs, utility costs and property taxes associated with restaurants closed in prior years and actual repairs performed in third quarter 2008.  No stores were permanently closed in fiscal year 2008.

Fiscal Year 2007 Compared to Fiscal Year 2006 as Adjusted for Discontinued Operations

Revenues.    Our revenues for the fiscal year ended December 30, 2007 were up $400,537 or 0.5% to $82.1 million compared with fiscal year 2006.  Restaurant sales for fiscal year 2007 increased $574,879 or 0.7% to $81.4 million compared with fiscal year 2006.  The increase in restaurant sales reflects the full year impact of one restaurant opened in fiscal year 2006 and the acquisition of Mission Burrito (two restaurants), offset in part by a 1.8% decline in same-restaurant sales.

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

In fiscal year 2006, we recorded $59,621 of business interruption proceeds related to our Hurricane Rita insurance claim.

Costs and Expenses.  Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased 120 basis points as a percent of restaurant sales to 28.7% compared with 27.5% in fiscal year 2006.  The increase primarily reflects higher commodity prices, especially produce, cheese and dry goods.  The increase also reflects a one time adjustment of $100,000 to cost of sales to correct for rebates we mistakenly recorded as our own that should have been paid to franchisees.

Labor and other related expenses increased as a percentage of restaurant sales 20 basis points to 32.5% compared with 32.3% for fiscal year 2006.  The increase primarily reflects the lingering impact of the first quarter of fiscal year 2007, which had labor cost of 33.7%, reflecting hourly labor that wasn’t scheduled in proportion to declining same-restaurant sales.  Since the first quarter of 2007, labor cost improved to 32.0% in the second quarter, 32.5% in the third quarter and 31.7% in the fourth quarter.  Since the first quarter, labor utilization improvements were approximately the same for all three quarters.  The second quarter benefited from a one time adjustment to worker’s compensation insurance and unemployment tax adjustments related to a policy audit and a refund due to excess funding from the State of Texas Workforce Commission.

Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased in fiscal year 2007 as a percentage of restaurant sales 110 basis points to 24.7% as compared with 23.6% in fiscal year 2006.  The increase primarily reflects higher property and casualty insurance expense, which is directly attributable to severe weather associated with the United States’ Gulf Coast region, higher repair and maintenance expense, rents and advertising.

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

During fiscal year 2007, we incurred $23,947 in pre-opening expenses related to the reopening of a remodeled restaurant.  In fiscal year 2006, we spent $108,847 in pre-opening expenses related to the opening of two new restaurants.

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

During fiscal year 2007, we expensed $99,978 to impair the assets of two under-performing restaurants.  During fiscal year 2006, we expensed $447,903 to impair the assets of two under-performing restaurants.  We also expensed real estate broker commissions related to the sale of one subleased restaurant and for future broker commissions related to two other subleased restaurants.

Gain on Disposal of Assets – Hurricane Rita.  On September 24, 2005, Hurricane Rita hit the Gulf Coast area, affecting a number of our restaurants in that region.  We subsequently hired an insurance consulting firm to assist management with the filing of our insurance claim.  During the second quarter of 2006, we finalized negotiations with our insurance carrier for the hurricane insurance claim.  Also, during fiscal year 2006, we capitalized $511,236 in asset cost expenditures related to damaged property in the consolidated balance sheets, and recognized in the consolidated statement of operations $366,808 as a gain and $59,621 as business interruption revenue from the insurance claim.  As of December 31, 2006, we have collected all receivables related to our hurricane insurance claim.

 Loss on Sale of Other Property and Equipment.   During fiscal year 2007, we recorded a loss on the sale of assets of $207,517, reflecting the loss from two remodeled restaurants and from the sale of one under-performing restaurant to Mr. Forehand, Vice Chairman of the Company, who purchased the assets of our Casa Olé restaurant located in Stafford, Texas for an agreed price of 26,806 shares of our common stock.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, for a total value of $218,205.  The Stafford restaurant operates under our uniform franchise agreement and is subject to a monthly royalty fee.  During fiscal year 2006, we recorded a loss of $29,591 due to the disposition of miscellaneous assets.

Other Expense.   Net expense increased $139,487 to $442,801 in fiscal year 2007 compared with a net expense of $303,314 in fiscal year 2006.  Interest expense increased $109,312 to $499,851 in fiscal year 2007 compared with interest expense of $390,539 in fiscal year 2006, reflecting an increase in outstanding debt.

Income Tax Expense. Our effective tax rate from continuing operations for fiscal year 2007 was 14.8% as compared to 31.3% for fiscal year 2006.  In fiscal year 2007, we had significantly lower pretax income from continuing operations compared to fiscal year 2006. In both years, the permanent differences were approximately the same, resulting in the lower effective tax rate in fiscal year 2007. Certain permanent differences result in tax credits.  In fiscal year 2007, we were not able to use all of our current year tax credits, but tax credits of $268,386 can be carried forward for an indefinite period to reduce future federal regular income taxes.

Discontinued Operations.  In fiscal year 2007, we closed one under-performing restaurant in February, 2007 after its lease expired incurring losses from discontinued operations, net of taxes, of $106,622 pursuant to Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In fiscal year 2006, we closed four underperforming restaurants incurring losses from discontinued operations, net of taxes, of $840,804.

The circumstances and testing leading to an impairment charge were determined in accordance with SFAS No. 144 which requires that property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.   See “Notes to Consolidated Financial Statements, Footnotes (1) ‘Description of Business and Summary of Significant Accounting Policies’ and (10) ‘Related Party Transactions’.”

Liquidity and Capital Resources

We financed our capital expenditure requirements for the fiscal year ended December 28, 2008 primarily by drawing on our revolving line of credit and drawing on our cash reserves.  In fiscal year 2008, we had cash flow provided by operating activities of approximately $3.0 million, compared with cash flow provided by operating activities of approximately $3.7 million in fiscal year 2007 and cash flow provided by operating activities of approximately $5.0 million in fiscal year 2006.  The decrease in cash flows from operating activities reflects the decrease in operating income, primarily due to the impact of Hurricanes Gustav and Ike during the third quarter of fiscal year 2008.  During fiscal year 2008, we made a net draw of $1.1 million on our line of credit, $1 million of which related directly to the impact of Hurricanes Gustav and Ike.  During fiscal year 2007, financing activities provided $1.0 million, in which $3.1 million was drawn from our lines of credit with $1.6 million used for the July 2007 purchase of 200,000 shares of our common stock and $0.5 million used for the prepayment of the Beaumont-based franchise restaurant seller note.  As of December 28, 2008, we had a working capital deficit of $846,905 compared with a working capital deficit of $911,023 at December 30, 2007 and $1.9 million at December 31, 2006.  A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

Our principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units.  During fiscal year 2008, total cash used for capital requirements was approximately $5.3 million, which included approximately $1.8 million spent for routine capital expenditures, approximately $2.2 million for new restaurant development, approximately $0.9 million spent to reconstruct two restaurants damaged by fires, approximately $0.3 million to reconstruct from hurricane damage, and approximately $0.1 million spent  on remodels.  We opened four Mission Burrito restaurants during fiscal year 2008, for a total of six Mission Burrito restaurants. We closed one Mission Burrito restaurant on January 24, 2009 after seven months of operations.  We attribute the closure to a poor real estate location.  We expect to begin construction on our seventh Mission Burrito restaurant in the second quarter of fiscal year 2009.  Due to the recent economic downturn and the impact of Hurricanes Gustav and Ike, we do not expect to enter into any further lease obligations to develop Mission Burrito restaurants for fiscal year 2009.  We plan to resume our development of Mission Burrito in fiscal year 2010 and beyond.

In June 2007, the Company entered into a Credit Agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) in order to increase the revolving loan amount available to us from $7.5 million under our then-existing credit facility with Bank of America to $10 million.   In connection with the execution of the Wells Fargo Agreement, we prepaid and terminated our then-existing credit facility with Bank of America.  The Wells Fargo Agreement provides for a revolving loan of up to $10 million, with an option to increase the revolving loan by an additional $5 million, for a total of $15 million.  The Wells Fargo Agreement terminates on June 29, 2010.  At our option, the revolving loan bears an interest rate equal to the Wells Fargo Base Rate plus a stipulated percentage or LIBOR plus a stipulated percentage.  Accordingly, the Company is impacted by changes in the Base Rate and LIBOR.  We are subject to a non-use fee of 0.50% on the unused portion of the revolver from the date of the Wells Fargo Agreement.  The Wells Fargo Agreement also allows up to $2.0 million in annual stock repurchases.  We have pledged the stock of our subsidiaries, our leasehold interests, our patents and trademarks and our furniture, fixtures and equipment as collateral for our credit facility with Wells Fargo.  As of December 28, 2008, total debt outstanding under the Wells Fargo Agreement was $7.5 million.

Under the Wells Fargo Agreement, we are required to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  Due to the impact of Hurricanes Gustav and Ike in the third quarter of fiscal year 2008, which resulted in approximately $1.15 million in lost sales, we increased our debt by $1.0 million to $7.5 million.  As a result of the lost sales, we failed to satisfy our minimum EBITDA covenant under the Wells Fargo agreement for the twelve month period as of the third quarter of fiscal year 2008.  We requested and received from Wells Fargo a waiver to this covenant.  We received an amendment to the agreement effective as of December 28, 2008, eliminating the minimum EBITDA requirement and adding limits on our growth capital expenditures.

Although the Wells Fargo Agreement permits us to implement a share repurchase program under certain conditions, we currently have no repurchase program in effect.  Shares previously acquired are being held for general corporate purposes, including the offset of the dilutive effect on shareholders from the exercise of stock options.

Our management believes that with our operating cash flow and our revolving line of credit under the Wells Fargo Agreement, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and new restaurant growth through the next 12 months.  Unless we violate a debt covenant, our credit facility with Wells Fargo, as amended, is not subject to triggering events that would cause the credit facility to become due sooner than the maturity dates described in the previous paragraphs.  Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash balances, together with anticipated cash flows from operations and funds anticipated to be available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, failure to maintain financial covenants under our credit facility, financial and non-financial covenant requirements or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

Contractual Obligations and Commercial Commitments.

The following table summarizes our total contractual cash obligations and commercial commitments as of December 28, 2008, including leases (in excess of one year) signed that are effective in 2009:

		Payments Due By Period
Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years

Long-Term Debt (principal only)	$7,500,000	$--	$7,500,000	$--	$--
Operating Leases	43,686,115	5,849,011	10,835,971	9,157,555	17,843,578
Total Contractual Cash Obligations	$51,186,115	$5,849,011	$18,335,971	$9,157,555	$17,843,578

The contractual obligation table does not include interest payments on our long-term debt with Wells Fargo Bank due to the variable interest rates under our credit facility and the varying debt balance during the year.  The contractual interest rate for our credit facility is either the prime rate or LIBOR base rate plus a stipulated margin.  See “Notes to Consolidated Financial Statements, ‘Footnote (3) Long-Term Debt’” for balances and terms of our credit facility at December 28, 2008.

Related Parties.

 We provide accounting and administrative services for the Casa Olé Media and Production Funds.  The Casa Olé Media and Production Funds are not-for-profit, unconsolidated entities used to collect money from company-owned and franchise-owned restaurants to pay for the marketing of Casa Olé restaurants.  Each restaurant contributes an agreed upon percentage of sales to the funds.

Critical Accounting Policies.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

Critical accounting policies are those that we believe are most important to the portrayal of our financial condition and results of operations and also require our most difficult, subjective or complex judgments. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgment that is involved in preparing the consolidated financial statements.

Property and Equipment.

We record all property and equipment at cost less accumulated depreciation and we select useful lives that reflect the actual economic lives of the underlying assets.  We amortize leasehold improvements over the shorter of the useful life of the asset or the related lease term. We calculate depreciation using the straight-line method for consolidated financial statement purposes. We capitalize improvements and expense repairs and maintenance costs as incurred. We are often required to exercise judgment in our decision whether to capitalize an asset or expense an expenditure that is for maintenance and repairs. Our judgments may produce materially different amounts of repair and maintenance or depreciation expense if different assumptions were used.

We periodically perform asset impairment analysis of property and equipment related to our restaurant locations. We perform these tests when we experience a "triggering" event such as a major change in a location's operating environment, or other event that might impact our ability to recover our asset investment. This process requires the use of estimates and assumptions which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. Also, we have a policy of reviewing the financial operations of our restaurant locations on at least a quarterly basis. Locations that do not meet expectations are identified and monitored closely throughout the year.  Primarily in the fourth quarter, we review actual results and analyze budgets for the ensuing year.  If we deem that a location's results will continue to be below expectations, we will evaluate alternatives for its continued operation.  At that time, we will perform an asset impairment test. If we determine that the asset's carrying value exceeds the future undiscounted cash flows, we will record an impairment charge to reduce the asset to its fair value. Calculation of fair value requires significant estimates and judgments which could vary significantly based on our assumptions. Upon an event such as a formal decision for abandonment (restaurant closure), we may record additional impairment charges. Any carryover basis of assets will be depreciated over the respective remaining useful lives.

Goodwill.

Goodwill and other indefinite lived assets resulted from our acquisition of franchisee-owned and third-party owned restaurants.  Our most significant acquisitions were completed in 1997, 1999, 2004 and 2006.  Goodwill and other intangible assets with indefinite lives are not subject to amortization.  However, such assets must be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually.  We completed the most recent impairment test as of December 2008, and determined that there were impairment losses related to goodwill.  In assessing the recoverability of goodwill and other indefinite lived assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets.  The estimated future cash flows were projected using significant assumptions, including future revenues and expenses.  If these estimates or related projections change in the future, we may be required to record additional impairment charges for these assets.

Leasing Activities.

We lease all of our restaurant properties. At the inception of the lease, we evaluate each property and classify the lease as an operating or capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, “Accounting for Leases”.  We exercise significant judgment in determining the estimated fair value of the restaurant as well as the discount rate used to discount the minimum future lease payments. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can reasonably be assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases.

Our lease term used for straight-line rent expense is calculated from the date we take possession of the leased premises through the lease termination date. There is potential for variability in the "rent holiday" period which begins on the possession date and ends on the store opening date. Factors that may affect the length of the rent holiday period generally include construction related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater rent expense during the rent holiday period.

We record contingent rent expense based on a percentage of restaurant sales, which exceeds minimum base rent, over the periods the liability is incurred. The contingent rent expense is recorded prior to achievement of specified sales levels if achievement of such amounts is considered probable and estimable.

Income Taxes.

We provide for income taxes based on our estimate of federal and state tax liabilities. These estimates consider, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items.  Our estimates are based on the information available to us at the time we prepare the income tax provisions. We generally file our annual income tax returns several months after our fiscal year end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed more likely than not to be realized in the near term. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we establish valuation allowances to offset any deferred tax asset recorded. The valuation allowance is based on our estimates of future taxable income in each jurisdiction in which we operate, tax planning strategies, and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, we may be unable to implement certain tax planning strategies or adjust these estimates in future periods. As we update our estimates, we may need to establish an additional valuation allowance, which could have a material negative impact on our results of operations or financial position, or we could reduce our valuation allowances, which would have a favorable impact on our results of operations or financial position.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax position before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In accordance with the requirements of FIN 48, we evaluated all tax years still subject to potential audit under state and federal income tax law in reaching our accounting conclusions. As a result, we concluded we did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or for the fiscal year ended December 30, 2007.  The adoption of FIN 48 therefore had no impact on our consolidated financial statements.  See Note (4) to our consolidated financial statements for further discussion.

Stock-Based Compensation.

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123 (revised 2004), “Share-Based Payment” ("SFAS 123R"). The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee and director stock option exercise behavior. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and expected term. Expected volatility is based on our historical volatility.  We utilize historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. SFAS 123R also requires us to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our expectation of future experience while considering our historical experience. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.  We are also required to establish deferred tax assets for expense relating to options that would be expected to generate a tax deduction under their original terms. The recoverability of such assets are dependent upon the actual deduction that may be available at exercise and can further be impaired by either the expiration of the option or an overall valuation reserve on deferred tax assets.

We believe the estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Impact of Recently Issued Standards.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”  This FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, when the market for a financial asset is inactive.  Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value.  FSP 157-3 shall be effective upon issuance, including prior periods for which financial statements have not been issued.  The implementation of FSP 157-3 is not expected to have a material impact on the Company’s consolidated statement of financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a material impact on our earnings per share.

In May 2008, the FASB issued Statements of Financial Accounting Standards (“SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States.  This statement became effective on November 15, 2008 which was 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” in September 2008.  We believe SFAS No. 162 will not have a material impact on our results of operations and financial condition.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP.  The requirement for determining the useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  We believe FSP FAS 142-3 will not have a material impact on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which is a revision of SFAS 141 “Business Combinations”. SFAS No. 141(R) significantly changes the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.  The adoption of this statement may have an impact on the accounting for any acquisition the Company may make after December 28, 2008.

              In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”), which is an amendment to ARB No. 51 “Consolidated Financial Statements”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains a controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are in the process of evaluating the impact the adoption of SFAS No. 160 will have on our results of operations and financial condition. Presently, there are no significant noncontrolling interests in any of our consolidated subsidiaries.  Therefore, we currently believe the impact of SFAS No. 160, if any, will primarily depend on the materiality of noncontrolling interests arising in future transactions to which the consolidated financial statement presentation and disclosure provisions of SFAS No. 160 will apply.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Effects of Inflation

Components of our operations subject to inflation include food, beverage, lease and labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation has had a material impact on our results of operations in recent years.

Commodity Price Risk

We are exposed to market price fluctuations in beef, chicken, pork, dairy products, produce, tortillas and other food product prices. Given the historical volatility of these product prices, this exposure can impact our food and beverage costs. Because we typically set our menu prices in advance of these product purchases, we cannot quickly take into account changing costs.  To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. We currently do not use financial instruments to hedge our risk to market price fluctuations in food product prices.

Interest Rates

We do not have or participate in any transactions involving derivative, financial and commodity instruments.  Our long-term debt bears interest at floating market rates, based upon either the prime rate or LIBOR plus a stipulated percentage, and therefore we experience changes in interest expense when market interest rates change.  Based on amounts outstanding at 2008 fiscal year-end, a 1% change in interest rates would change annual interest expense by approximately $75,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Supplementary Data are set forth herein commencing on page F-1 of this Annual Report.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

None.

ITEM 9A(T).        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

   Management's Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. It is possible to implement into the process safeguards to reduce, though not eliminate, the risk that misstatements are not prevented or detected on a timely basis.  Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management assessed the effectiveness of our internal control over financial reporting as of December 28, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 28, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Change in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information called for by this Item 10 is incorporated herein by reference to our definitive proxy statement with respect to our Annual Meeting of Shareholders to be held on May 27, 2009, to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.               EXECUTIVE COMPENSATION

The information called for by this Item 11 is incorporated herein by reference to our definitive proxy statement with respect to our Annual Meeting of Shareholders to be held on May 27, 2009, to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information called for by this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 is incorporated herein by reference to our definitive proxy statement with respect to our Annual Meeting of Shareholders to be held on May 27, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 is incorporated herein by reference to our definitive proxy statement with respect to our Annual Meeting of Shareholders to be held on May 27, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements:

The Consolidated Financial Statements are listed in the index to Consolidated Financial Statements on page F-1 of this Report.

2.   Consolidated Financial Statement Schedules are omitted because they are either not applicable or not material.

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

‡3.2	Bylaws of the Company.
‡4.1	Specimen of Certificate of Common Stock of the Company.
4.2	Articles of Incorporation of the Company (see 3.1 above).
‡4.3	Bylaws of the Company (see 3.2 above).
*†10.1	Employment Agreement by and between the Company and Louis P. Neeb dated April 2, 2001.

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

*21.1	List of subsidiaries of the Company.
*23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on the signature page to this Form 10-K).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____
*	Filed herewith.
‡
Incorporated by reference to corresponding exhibit number of the Company’s Form S-1 Registration Statement under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678) (the “1996 Form S-1”).

†	Management contract or compensatory plan or arrangement.
#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2009.

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

Signatures	Title	Date

/s/ Louis P. Neeb	Chairman of the Board of Directors	March 26, 2009
Louis P. Neeb

/s/ Larry N. Forehand	Founder and Vice Chairman of the Board of Directors	March 26, 2009
Larry N. Forehand

/s/ Curt Glowacki	President and Chief Executive Officer and Director	March 26, 2009
Curt Glowacki	(Principal Executive Officer)

/s/ Andrew J. Dennard	Executive Vice President and Chief Financial Officer	March 26, 2009
Andrew J. Dennard	(Principal Financial and Accounting Officer)

/s/ Cara Denver	Director	March 26, 2009
Cara Denver

/s/ Michael D. Domec	Director	March 26, 2009
Michael D. Domec

/s/ J. J. Fitzsimmons	Director	March 26, 2009
J. J. Fitzsimmons

/s/ Lloyd Fritzmeier	Director	March 26, 2009
Lloyd Fritzmeier

/s/ Thomas E. Martin	Director	March 26, 2009
Thomas E. Martin

MEXICAN RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mexican Restaurants, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Mexican Restaurants, Inc. and subsidiaries (the “Company”) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 28, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Mexican Restaurants, Inc.’s internal control over financial reporting as of December 28, 2008 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mexican Restaurants, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas
March 26, 2009

 MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 30, 2007 and December 28, 2008

	Fiscal Years
ASSETS	2007	2008
Current assets:
Cash	$1,154,629	$891,206
Royalties receivable	61,233	144,196
Other receivables	832,790	1,229,907
Inventory	750,516	769,543
Income taxes receivable	372,576	194,856
Prepaid expenses and other current assets	975,195	979,268
Total current assets	4,146,939	4,208,976

Property and equipment, net	17,852,936	18,626,554

Goodwill	11,403,805	6,273,705
Deferred tax assets	439,985	1,976,427
Other assets	512,261	417,503
Total Assets	$34,355,926	$31,503,165

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,181,873	$2,505,587
Accrued sales and liquor taxes	130,941	145,562
Accrued payroll and taxes	1,135,326	1,032,934
Accrued expenses	1,461,141	1,300,607
Current portion of liabilities associated with leasing and exit activities	148,681	71,191
Total current liabilities	5,057,962	5,055,881

Long-term debt	6,400,000	7,500,000
Liabilities associated with leasing and exit activities, net of current portion	577,582	533,487
Deferred gain	1,144,785	936,642
Other liabilities	1,910,270	1,990,879
Total liabilities	15,090,599	16,016,889

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,732,705 shares issued, 3,247,016 and 3,251,641 shares outstanding at 12/30/07 and 12/28/08, respectively	47,327	47,327
Additional paid-in capital	19,275,067	19,442,049
Retained earnings	13,107,896	9,120,885
Treasury stock at cost, 1,485,689 and 1,481,064 common shares, at 12/30/07 and 12/28/08, respectively	(13,164,963)	(13,123,985)
Total stockholders’ equity	19,265,327	15,486,276

Total Liabilities and Stockholders’ Equity	$34,355,926	$31,503,165

 See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal years ended December 31, 2006, December 30, 2007 and December 28, 2008

	Fiscal Years
	2006	2007	2008
Revenues: Restaurant sales	$80,804,886	$81,379,765	$80,914,538
Franchise fees, royalties and other	825,115	710,394	636,773
Business interruption	59,621	--	317,717
	81,689,622	82,090,159	81,869,028

Costs and expenses:
Cost of sales	22,259,123	23,366,381	23,651,208
Labor	26,133,108	26,428,606	26,482,900
Restaurant operating expenses	19,076,539	20,097,179	20,046,135
General and administrative	7,716,786	7,471,756	7,639,665
Depreciation and amortization	3,101,628	3,417,348	3,567,753
Pre-opening costs	108,847	23,947	166,655
Goodwill impairment	--	--	5,130,100
Other impairment and restaurant closure costs	447,903	99,978	773,789
Gain on involuntary disposals	(366,808)	--	(685,137)
Loss on sale of other property and equipment	29,591	207,517	206,447
	78,506,717	81,112,712	86,979,515

Operating income (loss)	3,182,905	977,447	(5,110,487)

Other income (expense):
Interest income	6,239	10,715	5,260
Interest expense	(390,539)	(499,851)	(427,742)
Other, net	80,986	46,335	34,631
	(303,314)	(442,801)	(387,851)

Income (loss) from continuing operations before income taxes	2,879,591	534,646	(5,498,338)
Income tax (expense) benefit	(900,453)	(79,250)	1,478,367
Income (loss) from continuing operations	1,979,138	455,396	(4,019,971)

Discontinued operations:
Income (loss) from discontinued operations	(401,603)	3,090	--
Restaurant closure income (expense)	(928,053)	(175,796)	46,226
Gain (loss) on sale of assets	(13,140)	3,412	--
Income (loss) from discontinued operations before income taxes	(1,342,796)	(169,294)	46,226
Income tax (expense) benefit	501,992	62,672	(13,266)
Income (loss) from discontinued operations	(840,804)	(106,622)	32,960

Net income (loss)	$1,138,334	$348,774	$(3,987,011)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.58	$0.13	$(1.23)
Income (loss) from discontinued operations	(0.25)	(0.03)	0.01
Net income (loss)	$0.33	$0.10	$(1.22)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.56	$0.13	$(1.23)
Income (loss) from discontinued operations	(0.24)	(0.03)	0.01
Net income (loss)	$0.32	$0.10	$(1.22)

Weighted average number of shares (basic)	3,402,207	3,339,280	3,255,503

Weighted average number of shares (diluted)	3,521,587	3,430,276	3,255,503

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the fiscal years ended
December 31, 2006, December 30, 2007
and December 28, 2008

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balances at January 1, 2006	$47,327	$19,406,139	$11,620,788	$(12,190,708)	$18,883,546

Exercise of Stock Options Through Issuance of Treasury Shares	--	(472,703)	--	1,177,366	704,663

Repurchase of shares	--	--	--	(261,730)	(261,730)

Stock based Compensation Expense	--	63,508	--	--	63,508

Excess Tax Benefit-Options Exercised	--	44,923	--	--	44,923

Net income	--	--	1,138,334	--	1,138,334

Balances at December 31, 2006	47,327	19,041,867	12,759,122	(11,275,072)	20,573,244

Exercise of Stock Options Through Issuance of Treasury Shares	--	(65,785)	--	119,610	53,825

Repurchase of shares	--	163,296	--	(2,009,501)	(1,846,205)

Stock based Compensation Expense	--	141,347	--	--	141,347

Tax Shortfall-Options Exercised	--	(5,658)	--	--	(5,658)

Net income	--	--	348,774	--	348,774

Balances at December 30, 2007	47,327	19,275,067	13,107,896	(13,164,963)	19,265,327

Exercise of Stock Options Through Issuance of Treasury Shares	--	(25,223)	--	40,978	15,755

Stock based Compensation Expense	--	191,720	--	--	191,720

Excess Tax Benefit-Options Exercised	--	485	--	--	485

Net loss	--	--	(3,987,011)	--	(3,987,011)

Balances at December 28, 2008	$47,327	$19,442,049	$9,120,885	$(13,123,985)	$15,486,276

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended December 31, 2006, December 30, 2007 and December 28, 2008

	Fiscal Years
	2006	2007	2008
Cash flows from operating activities:
Net income (loss)	$1,138,334	$348,774	$(3,987,011)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,101,628	3,417,348	3,567,753
Deferred gain amortization	(208,143)	(208,142)	(208,143)
Income (loss) from discontinued operations	840,804	106,622	(32,960)
Goodwill impairment	--	--	5,130,100
Other impairment and restaurant closure costs	447,903	99,978	773,789
Gain on involuntary disposals	(366,808)	--	(685,137)
Loss on sale of other property and equipment	29,591	207,517	206,447
Stock based compensation expense	63,508	141,347	191,720
Excess tax expense (benefit)--stock based compensation expense	(44,923)	5,658	(485)
Deferred income tax expense (benefit)	19,931	(233,546)	(1,445,240)
Changes in operating assets and liabilities, net of effects of acquisitions
Royalties receivable	86,022	29,394	(82,964)
Other receivables	378,434	13,597	(155,360)
Income taxes receivable	(566,980)	30,553	87,003
Inventory	9,706	(58,467)	(175,776)
Prepaid and other current assets	(27,273)	(146,001)	(4,073)
Other assets	(25,551)	(89,363)	52,207
Accounts payable	289,378	64,084	248,137
Accrued expenses	(578,145)	(283,194)	(293,076)
Liabilities associated with leasing and exit activities	229,449	(285,781)	(121,585)
Deferred rent and other long-term liabilities	99,426	593,599	(29,551)
Total adjustments	3,777,957	3,405,203	7,022,806
Net cash provided by continuing operations	4,916,291	3,753,977	3,035,795
Net cash provided by (used in) discontinued operations	128,572	(78,768)	32,960
Net cash provided by operating activities	5,044,863	3,675,209	3,068,755

Cash flows from investing activities:
Insurance proceeds received from involuntary disposals	1,211,850	--	739,969
Purchase of property and equipment	(5,121,636)	(4,203,357)	(5,322,618)
Proceeds from landlord for lease buildout	--	--	110,160
Proceeds from sale of property and equipment	765,000	5,280	24,071
Business Acquisitions, net of cash acquired	(742,490)	--	--
Net cash used in continuing operations	(3,887,276)	(4,198,077)	(4,448,418)
Net cash provided by (used in) discontinued operations	(80,242)	4,020	--
Net cash used in investing activities	(3,967,518)	(4,194,057)	(4,448,418)

Cash flows from financing activities:
Borrowings under line of credit agreement	2,600,000	3,878,000	2,260,000
Payments under line of credit agreement	(1,800,000)	(778,000)	(1,160,000)
Purchase of treasury stock	(261,730)	(1,628,000)	--
Excess tax benefit (expense) – stock-based compensation expense	44,923	(5,658)	485
Exercise of stock options	704,663	53,825	15,755
Payments on long-term debt	(2,500,000)	(500,000)	----
Net cash provided by (used in) financing activities	(1,212,144)	1,020,167	1,116,240

Net increase (decrease) in cash	(134,799)	501,319	(263,424)

Cash at beginning of year	788,109	653,310	1,154,629

Cash at end of year	$653,310	$1,154,629	$891,206

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$384,242	$390,298	$505,364
Income taxes	$1,074,819	$107,652	$93,680
Non-cash financing activities:
Repurchase of common stock in exchange for certain assets	--	$218,205	--

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, December 30, 2007 and December 28, 2008

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

In April 1999, the Company purchased 100% of the outstanding stock of La Señorita Restaurants, a Mexican restaurant chain operated in the State of Michigan.  We purchased the shares of common stock of La Señorita for $4.0 million.  The transaction was funded with our revolving line of credit with Bank of America.  At the time of the acquisition, La Señorita operated five company-owned restaurants, and three franchise restaurants.

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

In October 2004, the Company purchased one franchise restaurant in Brenham, Texas for approximately $215,000.  The restaurant was closed, remodeled and re-opened on November 22, 2004.  We spent $329,489 remodeling the restaurant.

On August 17, 2006, the Company completed its purchase of two Houston-area Mission Burrito restaurants and related assets for a total consideration of approximately $725,000, excluding acquisition costs.

The consolidated statements of operations and cash flows for fiscal years 2008, 2007, and 2006 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations.  No restaurants were closed during 2008.  However, the consolidated statements of operations and cash flows for the fiscal years 2007 and 2006 shown in the accompanying consolidated financial statements have been reclassified to reflect store closures during 2007.  These reclassifications have no effect on total assets, total liabilities, stockholders’ equity or net income.

(b) Concentration of Credit Risks

The Company maintains a banking relationship with Wells Fargo Bank.  Wells Fargo provides the Company with a credit facility as well as treasury services.  Consequently, the majority of the Company’s cash concentration held by Wells Fargo Bank is insured to the current maximum Federal Deposit Insurance Corporation’s limit.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of Mexican Restaurants, Inc. and its wholly-owned subsidiaries, after elimination of all significant inter-company transactions.  We own and operate various Mexican restaurant concepts principally in Texas, Oklahoma, Louisiana and Michigan.  We also franchise the Casa Olé concept principally in Texas and Louisiana and the La Señorita concept in the State of Michigan.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d) Fiscal Year

We maintain our accounting records on a 52/53 week fiscal year ending on the Sunday nearest December 31.  Fiscal years 2008, 2007 and 2006 each consisted of 52 weeks.

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

(g)  Property and Equipment

Property and equipment are stated at cost.  Depreciation on equipment and vehicles is calculated on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term plus options reasonably assured or estimated useful life of the assets.

Leasehold improvements	2-23 years
Vehicles	5 years
Equipment	3-15 years

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The various indicators leading to the testing of these long-lived assets include declines in revenues, a current cash flow loss combined with a forecast demonstrating continuing cash flow losses, current market conditions and competitive intrusion. The service potential of the assets includes assessment of future cash-flow-generating capacity, the remaining lives of the assets, the remaining term of the operating lease and evaluation of future cash flows associated with potential capital expenditures. The method for determining the fair value of impaired assets to be sold is based on an appraised fair market value or the value that a third party buyer would be willing to pay.  Additionally, we account for restaurant closure costs pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

In fiscal year 2008, we recorded asset impairment and restaurant closure costs of $773,789 in continuing operations related to four under-performing restaurants.  Two of these stores have been impaired each year since fiscal year 2006 and the other two became impaired during 2008.  One of the stores was subsequently closed in fiscal year 2009.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal year 2007, we recorded asset impairment costs of $99,978 in continuing operations related to two under-performing restaurants, which were also impaired in fiscal year 2006.

In fiscal year 2006, we recorded asset impairments and restaurant closure costs of $1,375,956, of which $928,053 is included in discontinued operations.  The remaining $447,903 in continuing operations related to the impairment of the assets of two under-performing restaurants and real estate broker commissions related to the sale of one subleased restaurant and adjusted accruals for two other subleased restaurants.

(h)  Balance Sheets of Discontinued Operations

The following table summarizes the significant remaining liabilities of discontinued operations:

	2007	2008

Current portion of liabilities associated with leasing and exit activities	$148,681	$71,191

Other liabilities associated with leasing and exit activities	$577,582	$533,487

Total	$726,263	$604,678

Current liabilities consist primarily of accrued closure costs and the current portion of rent differential.  Long-term liabilities consist primarily of rent differential for closed restaurants for which we have subleased the restaurants.  Rent differential represents the difference between the contractual lease payments we made for closed restaurants and the amount to be received under subleases to other tenants.

(i)  Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired.  We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

At December 28, 2008, the consolidated balance sheet included approximately $6.3 million of goodwill primarily resulting from the MAC, La Señorita, Beaumont-based franchisee, and Mission Burrito acquisitions.  For purposes of applying SFAS No. 142 impairment testing, we believe we operate in one segment.  Although each restaurant is measured and analyzed by Company management for performance, since the economic characteristics and operations are similar across restaurant concept lines, the reporting unit is considered to be equivalent to the Company’s operating segment.  Management evaluated goodwill as required by SFAS No. 142 upon its adoption and annually as of December 31, 2006, December 30, 2007, and December 28, 2008.  Management performed its goodwill impairment testing for each year and determined that the fair value exceeded the carrying amount of the reporting unit and that no impairment of goodwill existed at year end 2006 and 2007.  However, at year end 2008, management determined that the fair value did not exceed the carrying amount of the reporting unit and recorded an impairment charge of approximately $5.1 million.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(j)    Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairments or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.  The revenues and expenses, as well as gains, losses, and impairments, from those assets are reported in the discontinued operations section of the consolidated statement of operations for all periods presented.

(k)  Deferred Rent Recognition

We expense lease rentals that have escalating rents on a straight line basis over the life of each lease pursuant to SFAS No. 13 “Accounting for Leases”.  Most of these lease agreements require minimum annual rent payments plus contingent rent payments based on a percentage of restaurant sales, which exceed the minimum base rent.  Contingent rent payments, to the extent they exceed minimum payments, are accrued over the periods in which the liability is incurred.  Incentive allowances provided by landlords under leasing arrangements are deferred as a liability and amortized to income as an adjustment to rent expense over the life of the lease.

(l)  Income Taxes

Income taxes are provided based on the asset and liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes”.  We provide for income taxes based on estimates of federal and state liabilities.  These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items.

Our estimates are based on the information available to us at the time that we prepare the income tax provision.  We generally file our annual income tax returns several months after our fiscal year-end.  Income tax returns are subject to an audit by federal, state, and local governments, generally years after the returns are filed.  These returns could be subject to material adjustments or differing interpretations of the tax laws.  In May 2006, the State of Texas passed a new law which revised the existing franchise tax by substantially changing the tax calculation and expanding the taxpayer base.

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax position before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In accordance with the requirements of FIN 48, we evaluated all tax years still subject to potential audit under state and federal income tax law in reaching our accounting conclusions. As a result, we concluded that we did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or for the fiscal years ended December 30, 2007 and December 28, 2008.  The adoption of FIN 48 therefore has had no impact on our consolidated financial statements.  See Note 4 to our consolidated financial statements for further discussion.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(m)  Revenue Recognition

We record revenue from the sale of food, soft beverages and alcoholic beverages as products are sold.  Franchise fee revenue from an individual franchise sale is recognized when all services relating to the sale have been performed and the restaurant has commenced operations.  Initial franchise fees relating to area franchise sales are recognized ratably in proportion to services that are required to be performed pursuant to the area franchise or development agreements and proportionately as the restaurants within the area are opened.  Our current standard franchise agreement also provides for a royalty payment which is a percentage of gross sales.  Royalty income is recognized as incurred.

Revenues from gift card sales are recognized upon redemption.  Prior to redemption, the outstanding balances of all gift cards are included in accounts payable in the accompanying consolidated balance sheets.

(n) Stock Options

Effective January 2, 2006, we adopted SFAS No. 123 (Revised) “Share-Based Payments” (“SFAS No. 123(R)”) utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123(R), we accounted for the equity-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (the intrinsic value method), and accordingly, did not recognize any compensation expense for stock option grants.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses the assumptions noted in the following table.  Expected volatility is based on historical volatilities from stock traded.  We use historical data to estimate option exercises and employee terminations used in the model.  In addition, separate groups of employees that have similar historical exercise behavior are considered separately.  The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding.  Management has estimated a forfeiture rate of 4% for these calculations.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Information related to options granted in 2007 is as follows:

2007

Risk-free interest rate	4.51% to 4.74%
Expected life, in years	7.5
Expected volatility	23.6% to 29.3%
Dividend yield	0%

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options were sold over the exercise prices of the options. There were 104,375, 13,500, and 4,625 stock options exercised in fiscal years 2006, 2007, and 2008, respectively (excluding the options purchased in December 2006 from the Company’s President and CEO pursuant to a Separation Agreement).  (See Note 5 (g)).  We received cash in the amount of $704,663, $53,825, and $15,755 respectively, from the exercise of these options.

       In conjunction with the Company’s 1996 initial public offering, we entered into warrant agreements with Louis P. Neeb, the Company’s President, and Tex-Mex Partners, a limited liability company in which a former member of the Board of Directors is a principal.  The warrants to purchase 359,770 shares of common stock (179,885 each to Louis P. Neeb and Tex-Mex Partners), which had a $10.90 exercise price, were all exchanged on April 24, 2006 under agreements with the warrant holders that provided for the delivery of 11,638 shares of the Company’s common stock to each of Mr. Neeb and Tex-Mex Partners.  The exchange rate was determined by the difference between a fifteen day simple trading average for the Common Stock from March 27, 2006 through April 15, 2006 (which average the parties agreed was $12.52) and the exercise price, resulting in a spread of $1.62, then divided by two.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(o)	Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(p)  Insurance proceeds

The consolidated statements of operations for the years ended December 31, 2006 and December 28, 2008, includes a separate line item for gains of $366,808 and $685,137, respectively, resulting from assets damaged by Hurricane Rita in late 2005 and by two restaurant fires and Hurricane Ike in 2008.  The gains resulted from the loss of damaged assets offset by insurance proceeds for the replacement of those assets.  As of December 31, 2006 and December 28, 2008, we received $1,211,850 and $739,969, respectively from our insurance carriers for property damages.  The consolidated statements of operations for the years ended December 31, 2006 and December 28, 2008, also includes a separate line item for business interruption insurance proceeds of $59,621 and $317,717, respectively, related to the same events.

(q)  Fair Value Measurements

The carrying amount of receivables, accounts payable, and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of long-term debt is determined using current applicable rates for similar instruments and approximates the carrying value of such debt.

We adopted SFAS No. 157, “Fair Value Measurements” on December 31, 2007 (“SFAS 157”), for our consolidated financial assets and consolidated financial liabilities.  As permitted by FASB Staff Position No. 157-2, we adopted SFAS 157 for our nonfinancial assets and nonfinancial liabilities on December 29, 2008.  SFAS 157 defines fair value, provides guidance for measuring fair value, and requires certain disclosures.  FSP 157-2 amends SFAS 157 to delay the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities.  Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination, and fair value measurement used in long-lived assets under SFAS 144.

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

The adoption of this statement did not have a material impact on our consolidated financial statements.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement provides an opportunity to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 became effective for the fiscal years beginning after November 15, 2007.  We adopted SFAS No. 159 on December 31, 2007, which did not have a material impact on our consolidated financial position, results of operations or cash flows as we did not elect the fair value option for any other financial instruments.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(r) Recently Issued Accounting Standards

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

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a material impact on our earnings per share.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States.  This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We believe SFAS No. 162 will not have a material impact on our results of operations and financial condition.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP.  The requirement for determining the useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  We believe FSP 142-3 will not have a material impact on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which is a revision of SFAS 141 “Business Combinations”. SFAS No. 141(R) significantly changes the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement may have an impact on the accounting for any acquisition the Company may make after December 28, 2008.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”), which is an amendment to ARB No. 51 “Consolidated Financial Statements”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are in the process of evaluating the impact the adoption of SFAS No. 160 will have on our results of operations and financial condition. Presently, there are no significant noncontrolling interests in any of our consolidated subsidiaries.  Therefore, we currently believe the impact of SFAS No. 160, if any, will primarily depend on the materiality of noncontrolling interests arising in future transactions to which the consolidated financial statement presentation and disclosure provisions of SFAS No. 160 will apply.

(s) Advertising Expense

Each year, we prepare a budget for advertising expenses to promote each of our restaurant brands.  Prepaid advertising is deferred and amortized to expense based on estimates of usage.  For fiscal years 2006, 2007, and 2008, we recorded advertising expense in continuing operations of $2,315,534, $2,502,848, and $2,047,367 which represents 2.9%, 3.1%, and 2.5% of restaurant sales from continuing operations, respectively.

(t) Sales Taxes

Sales taxes collected from customers are excluded from revenues.  The obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.

 (2)  Property and Equipment

Property and equipment at December 30, 2007 and December 28, 2008 are as follows:

	2007	2008

Land	$60,750	$60,750
Vehicles	16,874	16,874
Equipment and Smallwares	21,625,556	23,348,746
Leasehold Improvements	14,799,573	17,019,442
	36,502,753	40,445,812

Less: Accumulated Depreciation	(19,175,946)	(21,827,592)
	17,326,807	18,618,220
Construction in Progress	526,129	8,334
Net	$17,852,936	$18,626,554

 (3)  Long-term Debt

Long-term debt consists of the following at December 30, 2007 and December 28, 2008:

	2007	2008

Revolving Line of Credit	$6,400,000	$7,500,000
Less current installments	--	--
Long-term debt, excluding current installments	$6,400,000	$7,500,000

During fiscal year 2008, the Company borrowed $2,260,000 on its Wells Fargo Bank line of credit for working capital, of which approximately $1.15 million was a direct result of lost sales due to Hurricanes Gustav and Ike in the third quarter.  We paid down $1,160,000 on the Wells Fargo Bank line of credit in the first and second quarters.  As of December 28, 2008, our outstanding debt to Wells Fargo Bank was $7.5 million.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Under the Wells Fargo Agreement, we are required to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  Due to the impact of Hurricanes Gustav and Ike in the third quarter of fiscal year 2008, which resulted in approximately $1.15 million in lost sales, we increased our debt by $1.0 million to $7.5 million.  As a result of the lost sales, the Company failed to satisfy its minimum EBITDA covenant under the Wells Fargo agreement for the twelve month period as of the third quarter of fiscal year 2008.  We requested and received from Wells Fargo a waiver to this covenant for the third quarter.  We subsequently received an amendment to the covenant effective December 28, 2008 eliminating the minimum EBITDA requirement and adding limits on our growth capital expenditures.  Under the amendment, we must limit our capital expenditures for new restaurant development or acquisitions to $1.0 million in fiscal year 2009 and $1.2 million in fiscal year 2010.

On June 29, 2007 the Company entered into a Credit Agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) in order to increase the revolving loan amount available to us from $7.5 million to $10 million.  The Wells Fargo Agreement also allows up to $2.0 million in annual stock repurchases.  In connection with the execution of the Wells Fargo Agreement, we prepaid and terminated our existing credit facility between the Company and Bank of America.  The Wells Fargo Agreement provides for a revolving loan of up to $10 million, with an option to increase the revolving loan by an additional $5 million, for a total of $15 million.  The Wells Fargo Agreement terminates on June 29, 2010.  At our option, the revolving loan bears an interest rate equal to either the Wells Fargo Base Rate plus a stipulated percentage or LIBOR plus a stipulated percentage.  Accordingly, we are impacted by changes in the Base Rate and LIBOR.  We are subject to a non-use fee of 0.50% on the unused portion of the revolver from the date of the Wells Fargo Agreement.  The Company has pledged the stock of its subsidiaries, its leasehold interests, its patents and trademarks and its furniture, fixtures and equipment as collateral for its credit facility with Wells Fargo Bank, N.A.

During fiscal year 2007, the Company borrowed $6,828,000 on its new Wells Fargo Bank line of credit to pay off the $6,128,000 balance on the then-existing Bank of America line of credit and the remaining $500,000 seller note to the Beaumont-based franchisee.  We paid down $428,000 on the Wells Fargo Bank line of credit in the fourth quarter of fiscal year 2007.  As of December 30, 2007, our outstanding debt to Wells Fargo Bank was $6.4 million.

Maturities on long-term debt are as follows:

Year Ending

2009	$--
2010	7,500,000
2011	--
2012	--
Thereafter	--
$7,500,000

(4)  Income Taxes

The benefit (expense) for income taxes from continuing operations is summarized as follows for fiscal years 2006, 2007 and 2008:

	2006	2007		2008
Current:
Federal	$(726,948)		$(186,889)	$127,612
State and local	(153,574)		(125,907)	(94,485)
Deferred	(19,931)		233,546	1,445,240
	$(900,453)	$	(79,250)	$1,478,367

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The benefit (expense) for income taxes from discontinued operations is summarized as follows for fiscal years 2006, 2007 and 2008:

	2006	2007	2008
Current:
Federal	$341,803	$141,845	--
State and local	78,013	32,907	--
Deferred	82,176	(112,080)	(13,266)
	$501,992	$62,672	$(13,266)

The actual income tax benefit (expense) differs from expected income tax benefit (expense) calculated by applying the U.S. federal corporate tax rate to income (loss) before income tax expense from continuing operations as follows:

	2006	2007		2008

Expected tax benefit (expense)	$(979,061)		$(181,780)	$1,866,984
State tax expense, net	(86,621)		(66,408)	(65,778)
Non-deductible amortization	--		--	(521,350)
Tax credits	177,792		179,264	192,682
Other	(12,563)		(10,326)	5,829
	$(900,453)	$	(79,250)	$1,478,367

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 30, 2007 and December 28, 2008 are as follows:

	2007	2008
Deferred tax assets:
Sale-leaseback	$423,227	$318,458
Tax credit carryforwards	764,051	1,266,271
Asset impairments	941,447	1,040,220
NOL’s	--	10,553
Accrued expenses	195,585	106,434
	$2,324,310	$2,741,936
Deferred tax liabilities:
Other	$(65,767)	$(12,975)
Goodwill amortization differences	(1,392,789)	(381,331)
Depreciation differences	(425,769)	(371,203)
	$(1,884,325)	$(765,509)

Net deferred taxes	$439,985	$1,976,427

At December 28, 2008, we determined that it was more likely than not that the deferred tax assets would be realized based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible.  At December 28, 2008, we have federal tax credit carryforwards of approximately $1.3 million and state NOL carryforwards of approximately $16,000 both of which are available to reduce future Federal regular income taxes, if any, over a 20-year period.

The provisions of FIN No. 48 have been applied to all of our material tax positions taken through the date of adoption and during the fiscal year ended December 28, 2008.  We have determined that all of our material tax positions taken in our income tax returns met the more likely-than-not recognition threshold prescribed by FIN No. 48.  In addition, we have also determined that, based on our judgment, none of these tax positions meet the definition of “uncertain tax positions” that are subject to the non-recognition criteria set forth in the new pronouncement.  In future reporting periods, if any interest or penalties are imposed in connection with an income tax liability, we expect to include both of these items in our income tax provision.  We also do not believe that it is reasonably possible that the amount of our unrecognized tax benefits will change significantly within the next twelve months.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2004. During fiscal year 2006, the Internal Revenue Service (IRS) examined our 2004 U.S. income tax return, resulting in the IRS sending a final determination notice of “No Change”, dated June 29, 2006. As a result, we concluded we did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or during the fiscal years ended December 30, 2007 and December 28, 2008.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)  Common Stock, Options and Warrants

(a)	2005 Long Term Incentive Plan

The Board of Directors and shareholders of the Company have approved the Mexican Restaurants, Inc. 2005 Long Term Incentive Plan (the "2005 Plan").  On May 28, 2008, the shareholders approved an amendment to the 2005 Plan to increase the number of shares authorized for issuance by 75,000 shares, from 350,000 shares to 425,000 shares.  The amended 2005 Plan authorizes the granting of up to 425,000 shares of Common Stock in the form of incentive stock options and non-qualified stock options to key executives and other key employees of the Company, including officers of the Company and its subsidiaries.  The purpose of the 2005 Plan is to benefit and advance the interests of the Company by attracting and retaining qualified directors and key executive and managerial employees; motivate employees, by making appropriate awards, to achieve long-range goals; provide incentive compensation that is competitive with other corporations; and further align the interests of directors, employees and other participants with those of other shareholders. It is anticipated that the 425,000 shares authorized for issuance under the 2005 Plan will enable us to cover our grant obligations until the end of fiscal year 2009 if there are no additional grants.  Also, the inclusion of authority to grant various forms of equity compensation in addition to stock options, including restricted stock, will allow us to tailor future awards to our specific needs and circumstances at that time.

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

(c)  Stock Option Plan for Non-Employee Directors

We have adopted the Mexican Restaurants, Inc. Stock Option Plan for Non-Employee Directors (the “Directors Plan”) for our outside directors and have reserved 200,000 shares of Common Stock for issuance thereunder.  The Directors Plan provides that each outside director will automatically be granted an option to purchase 10,000 shares of Common Stock at the time of becoming a director.  However, as of the third quarter of fiscal year 2002, compensation for each outside director was changed from quarterly options to cash payments of $2,500 per quarter and $1,250 per board meeting attended.  The chairman of the audit committee receives compensation of $6,250 per quarter.  Options granted under the Directors Plan are exercisable in 20% increments and vest equally over the five-year period from the date of grant.  Such options are priced at the fair market value at the time an individual is elected as a director.  Until the third quarter of fiscal year 2002, each outside director received options to purchase 1,500 shares of Common Stock quarterly, plus additional options for attendance at committee meetings, exercisable at the fair market value of the Common Stock at the close of business on the date immediately preceding the date of grant.  Such annual options will vest at the conclusion of one year, so long as the individual remains a director of the Company.  All stock options granted pursuant to the Directors Plan are nonqualified stock options and remain exercisable until the earlier of ten years from the date of grant or six months after the optionee ceases to be a director of the Company.  The Stock Option Plan for Non-Employee Directors terminated by its terms on December 31, 2005, and no additional options may be granted thereunder.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d) 1996 Manager’s Stock Option Plan

We adopted the 1996 Manager’s Stock Option Plan (the “Manager’s Plan”) specifically for our store-level managers.  The Manager’s Plan authorized the granting of up to 200,000 shares of Common Stock in the form of non-qualified stock options to store-level managers of the Company.  The purpose of the Manager’s Plan was to attract, retain and motivate restaurant managers to achieve long-range goals and to further align the interests of those employees with those of the other shareholders of the Company.  Options granted under the Manager’s Plan generally vest and become exercisable at the rate of 10% on the first anniversary of the date of grant, 15% on the second anniversary of the date of grant, and 25% on each of the third through fifth anniversaries of the date of grant.  All stock options granted pursuant to the 1996 Manager’s Stock Option Plan are nonqualified stock options and remain exercisable until the earlier of ten years from the date of grant or no more than 90 days after the optionee ceases to be an employee of the Company. The 1996 Manager’s Stock Option Plan terminated by its terms on December 31, 2005, and no additional options may be granted thereunder.

(e)	Warrants

In conjunction with the Company’s 1996 initial public offering, we entered into warrant agreements with Louis P. Neeb and Tex-Mex Partners, a limited liability company in which a former member of the Board of Directors is a principal.  The warrants to purchase 359,770 shares of common stock (179,885 each to Louis P. Neeb and Tex-Mex Partners), which had a $10.90 exercise price, were all exchanged on April 24, 2006 under agreements with the warrant holders that provided for the delivery of 11,638 shares of our common stock to each of Mr. Neeb and Tex-Mex Partners.  The exchange rate was determined by the difference between a fifteen day simple trading average for the Common  Stock from March 27, 2006 through April 15, 2006 (which average the parties agreed was $12.52) and the exercise price, resulting in a spread of $1.62, then divided by two.

(f)	Stock-Based Compensation

On May 23, 2006, our Board of Directors approved a restricted stock grant of 3,000 shares to each of the outside directors with ten years of service, with such grants vesting over a four-year period.  Two of the directors qualified for this restricted stock grant.  Effective December 15, 2006, the Company awarded restricted stock grants for an aggregate of 25,000 shares to four employees, with such grants vesting over a five-year period, and two of these awards provided that the Company was to make additional restricted stock grants on the three following anniversary dates, for an aggregate of 25,000 shares.  During the second quarter of fiscal year 2007, 5,000 restricted shares and 2,500 stock options were forfeited upon the termination of one of those employees.

On May 22, 2007, our Board of Directors approved a restricted stock grant of 10,000 shares to its President, with such grant vesting over a four year period.  This award provided that we were to make additional restricted stock grants on the four following anniversary dates, for an aggregate of 40,000 shares. Also, restricted stock grants for an aggregate of 11,000 shares were made to four employees of its Michigan operations, with such grants vesting over a five-year period.  In addition, the Board approved a stock option grant to the Company’s President for 50,000 options with a grant date price of $8.43.  The options vest over a five-year period, with no vesting in the first year and vesting of 10%, 20%, 30% and 40% in the second, third, fourth and fifth years, respectively.

In August 2007, our Board of Directors approved restricted stock grants for an aggregate of 20,000 shares to two employees, with one 10,000 share grant vesting over five years and the second 10,000 share grant vesting as follows: 2,000 shares vested on August 30, 2007 with the remaining 8,000 shares vesting at 2,000 shares per year over four years.   The Company’s Board also approved an aggregate of 25,000 stock options to two employees with such grants vesting over five years.

On November 13, 2007, our Board of Directors approved restricted stock grants aggregating 10,000 shares to four employees, with such grants vesting over a five-year period.  During the second quarter of fiscal year 2008, 2,500 restricted shares were forfeited upon the termination of one of those employees.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 13, 2007, the Board also approved a stock option grant to an employee for 5,000 options with a grant date price of $6.90.  The options vest over a five-year period.

On May 22, 2008, restricted stock grants in the amount of 10,000 shares to the Company’s President were granted pursuant to the May 22, 2007 agreement, with such shares vesting over a four-year period.

On May 28, 2008, our Board of Directors approved restricted stock grants to one Board member for 3,000 shares, vesting over three years, and one consultant for 2,000 shares, vesting over two years.

On December 15, 2008, restricted stock grants in the amount of 10,000 shares to two employees were granted pursuant to the December 15, 2006 agreement, with such shares vesting over a five-year period.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price for which the options were sold over the exercise prices of the options.

(g) Stock Options Exercised

During fiscal year 2006, our employees exercised stock options for 104,375 shares in the open market.  The Company received $704,663 in exchange for 104,375 shares of common stock that was previously held as Treasury stock.

In December 2006, in connection with the Separation Agreement with the Company’s President and CEO, an aggregate cash payment of $596,764 was made with respect to his vested stock options based upon the difference between $10.50 per share and the per share expense prices for such options.

During fiscal year 2007, our employees and a director exercised stock options for 13,500 shares for which the Company received proceeds of $53,825.

During fiscal year 2008, our employees exercised stock options for 4,625 shares for which we received proceeds of $15,755.

(h)  Stock Transactions

       On May 9, 2005, we announced our plan to implement a limited stock repurchase program in a manner permitted under our bank financing agreement.  During fiscal year 2006, the Company repurchased 25,290 shares of common stock for $261,730.  During fiscal year 2005, we repurchased 181,300 shares of common stock for $1,738,267.  We have purchased the aggregate amount of shares permitted under the program.  The Wells Fargo debt agreement will allow us to repurchase up to $2,000,000 of stock repurchases in each year (as long as the repurchase does not cause us to be out of compliance with any debt covenants).

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) Option and Warrant Summary		Weighted Average
	Shares	Exercise Price
Balance at January 1, 2006:	1,104,048	$8.54

Granted	--	--
Exercised -- warrants	359,770	10.90
Exercised -- options	217,278	5.98
Canceled	110,000	7.22
Balance at December 31, 2006:	417,000	8.19

Granted	80,000	7.96
Exercised	13,500	3.98
Canceled	93,500	10.45
Balance at December 30, 2007:	390,000	7.75

Granted	--	--
Exercised	4,625	3.41
Canceled	12,000	4.91
Balance at December 28, 2008:	373,375	$7.89

The 373,375 options outstanding at December 28, 2008 had exercise prices ranging between $2.50 to $12.00, of which 160,000 of the options had exercise prices of $12.00.   As of December 28, 2008, 299,375 options were vested and exercisable.

During fiscal year 2007, the Company granted a total of stock options for 80,000 shares to four management employees.  We did not grant any options or warrants in 2006 or 2008.    As of December 28, 2008, we had unrecognized stock based compensation expense of $176,945 for all outstanding stock option awards.  No warrants remain outstanding as of December 28, 2008.

(j) Restricted stock summary

		Weighted Average
	Shares	Fair Value

Restricted shares outstanding at January 1, 2006:	--
Granted	26,000	$10.91
Vested	--	--
Forfeited	--	--
Restricted shares outstanding at December 31, 2006:	26,000	10.91

Granted	61,000	7.31
Vested	(7,500)	10.02
Forfeited	--	--
Restricted shares outstanding at December 30, 2007:	79,500	8.01

Granted	25,000	3.62
Vested	(17,700)	8.49
Forfeited	(2,500)	6.90
Restricted shares outstanding at December 28, 2008:	84,300	$6.85

The restricted share awards were valued from $2.00 to $12.27 per share based on the grant date stock price and vest over 2 to 5 years.  As of December 28, 2008, we had unrecognized stock based compensation expense of $514,863 for all outstanding restricted share awards.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(k) Income Per Share

Since the adoption of SFAS No. 123(R) in fiscal year 2006, diluted income per share is calculated using the treasury stock method, which considers unrecognized compensation expense as well as the potential excess tax benefits that reflect the current market price and total compensation expense to be recognized under SFAS No. 123(R). If the sum of the assumed proceeds, including the unrecognized compensation costs calculated under the treasury stock method, exceeds the average stock price, those stock options and restricted stock shares would be considered antidilutive and therefore excluded from the calculation of diluted income per share. Diluted loss per share for fiscal year 2008 excludes 53,769 incremental shares which were outstanding during the period but were anti-dilutive.  For fiscal years 2007 and 2006, the incremental shares added in the calculation of diluted income per share were 90,996 and 119,380, which affected the determination of diluted income by approximately $0.00 and $0.01 per share, respectively.  Diluted earnings (loss) per share for fiscal year 2006, 2007, and 2008 excludes 226,000 stock options and restricted stock shares at a weighted-average price of $12.01, 305,500 stock options and restricted stock shares at a weighted-average price of $10.24, and 321,800 stock options and restricted stock shares at a weighted-average price of $9.88, respectively, which were outstanding during the period but were anti-dilutive.

(6)  Leases

We lease restaurant operating space and equipment under non-cancelable operating leases which expire at various dates through January 31, 2024.

The restaurant operating space base agreements typically provide for a minimum lease rent plus common area maintenance, insurance, and real estate taxes, plus additional percentage rent based upon revenues of the restaurant (generally 2% to 7%) and may be renewed for periods ranging from five to twenty-five years.

On June 25, 1998, we completed a sale-leaseback transaction involving the sale and leaseback of land, building and improvements of 13 company-owned restaurants. The properties were sold for $11.5 million and resulted in a gain of approximately $3.5 million that was deferred and is amortized over the terms of the leases, which are 15 years each.   The deferred gain at December 30, 2007 and December 28, 2008 was $1,144,785 and $936,642, respectively.  The leases are classified as operating leases in accordance with SFAS No. 13 “Accounting for Leases”.  Subsequent to the original transaction, two leases were sold.  The remaining 11 leases have a total future minimum lease obligation of approximately $5,276,972 and are included in the future minimum lease payment schedule below.

Future minimum lease payments (which includes the two closed restaurants scheduled below) under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 28, 2008, including long-term leases signed and effective in fiscal year 2009 are approximately:

Year Ending

2009	$5,849,011
2010	5,553,974
2011	5,281,997
2012	5,189,775
2013	3,967,780
Thereafter	17,843,578
$43,686,115

On May 4, 2006, we were released from our lease obligations at one of the three Idaho restaurants when the third party operator purchased the building from the landlord.

The two remaining Idaho restaurants (which are included in the table above) have been subleased to third party restaurant operators.  One of the subtenants has two five-year options to extend its lease.  The other subtenant extended its lease during 2006 for 77 months which corresponds with the base lease term.  Future minimum lease receipts under non-
cancelable operating leases with initial or remaining lease terms in excess of one year as of December 28, 2008 are approximately:

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ending

2009	$191,789
2010	115,296
2011	117,564
2012	119,916
2013	61,134
$605,699

Total rent expense for restaurant operating space and equipment amounted to $6,164,216, $6,134,555 and $6,319,855 for the fiscal years 2006, 2007 and 2008, respectively.

(7)	Accrued Expenses and Other Liabilities

Accrued expenses consist of the following:

	2007	2008

Property Tax	$643,492	$681,953
Insurance	450,878	322,192
Rent	117,096	149,630
Interest	120,865	25,022
Other	128,810	121,810
	$1,461,141	$1,300,607

Other liabilities consist of the following:

	2007	2008

Deferred Rent	$1,843,311	$1,941,920
Other	66,958	48,959
	$1,910,270	$1,990,879

(8)	Acquisition

In January 2004, the Company purchased 13 restaurants and related assets from its Beaumont-based franchisee for a total consideration of approximately $13.75 million.  The financing for the acquisition was provided by Bank of America, CNL Franchise Network, LP (“CNL”) and the sellers of the Beaumont-based franchise restaurants.   Six of the acquired restaurants were concurrently sold to CNL for $8.325 million in a sale-leaseback transaction.  The sellers accepted $3.0 million in notes from Mexican Restaurants, Inc. for the balance of the purchase price.  On March 31, 2006, we prepaid $2.5 million in fixed rate notes and on June 29, 2007 we prepaid the remaining $500,000 fixed rate note.

On August 17, 2006, the Company completed its purchase of two Houston-area Mission Burrito restaurants and related assets for a total consideration of approximately $725,000, excluding acquisition costs.  The acquisition was accounted for under SFAS No. 141 “Business Combinations”, and results of operations are included in the accompanying consolidated financial statements from the date of acquisition.  The assets acquired and liabilities assumed of the acquisition were recorded at estimated fair values using comparables, appraisals, and other supporting documentation.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the assets acquired and liabilities assumed in the acquisition follow:

Estimated fair value of assets acquired:

Current assets	$19,355
Property and equipment	233,500
Goodwill	501,141
Total assets	$753,996
Less: Liabilities assumed	(906)
Cash acquired	(10,600)

Net assets acquired	$742,490

(9)	401(k) Plan

Beginning in fiscal year 1998, we established a defined contribution 401(k) plan that covers substantially all full-time employees meeting certain age and service requirements.  Participating employees may elect to defer a percentage of their qualifying compensation as voluntary employee contributions.  We may contribute additional amounts at the discretion of management.  We did not make any contributions to the plan in fiscal years 2006, 2007 and 2008.

(10)	Related Party Transactions

On June 12, 2007, our Director of Franchise Operations, Mr. Forehand, resigned his position and entered into a five-year employment agreement, which provides for a reduced operational role with the Company.  He continues to serve as a Director and as Vice Chairman of our Board of Directors.

On June 13, 2007, Mr. Forehand entered into a Stock Purchase Agreement to sell 200,000 shares of his personally-owned common stock back to the Company.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, and we finalized the stock purchase on July 6, 2007.

On June 15, 2007, Mr. Forehand entered into an Asset Purchase Agreement to purchase the assets of the Company’s Casa Olé restaurant located in Stafford, Texas, a then-currently under-performing restaurant, for an agreed price of 26,806 shares of the Company’s common stock.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, for a total value of $218,205.  The sale resulted in a loss of $79,015.  The restaurant operations were taken over by Mr. Forehand after the close of business on July 1, 2007.  The Stafford restaurant operates under our uniform franchise agreement and is subject to a monthly royalty fee.  For the fiscal years ended December 28, 2008 and December 30, 2007 we recognized royalty income of $22,816 and $10,254, respectively.

       We provide accounting and administrative services for the Casa Olé Media and Production Funds.  The Casa Olé Media and Production Funds are not-for-profit, unconsolidated entities used to collect money from company-owned and franchise-owned restaurants to pay for the marketing of Casa Olé restaurants.  Each restaurant contributes an agreed upon percentage of sales to the funds.  As of December 28, 2008, the Casa Olé Media Fund owed us approximately $46,000 for a cash advance which was repaid in full in January 2009.

(11)	Contingencies

The Company has litigation, claims and assessments that arise in the normal course of business. Management believes that the Company’s financial position or results of operations will not be materially affected by such matters.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 15, 2005, we issued performance units under the 2005 Plan.  As of December 30, 2007, there were 255,000 performance units outstanding.  The performance units vest upon a Business Combination (as defined in the 2005 Plan) and are payable in cash in an amount equal to the product of the number of units vested and the average of the high and low prices of the Common Stock as of the last business day preceeding the Business Combination, which average price must be in excess of $20.00 per share.  On May 28, 2008, we issued 60,000 performance units under the 2005 Plan.  The performance unit agreements were amended in October 2008 to all contain concurrent vesting dates of May 28, 2013.  As of December 28, 2008, there were 315,000 performance units outstanding.

During the fourth quarter of fiscal year 2007, we made a one time adjustment of $100,000 to cost of sales to correct for rebates we mistakenly recorded as our own that should have been paid to franchisees.

(12)	Subsequent Events

On January 25, 2009, we closed one underperforming company-owned restaurant.  Asset impairments of $430,928 related to this store were recognized in continuing operations for fiscal year 2008.

(13)	Selected Quarterly Financial Data (Unaudited)

The unaudited quarterly results for the fiscal year ended December 30, 2007 and December 28, 2008 were as follows (in thousands, except per share data):

	Fiscal Year 2007 Quarter Ended
	December 30	September 30	July 1	April 1

Revenues	$19,843	$20,887	$20,870	$20,490
Income (loss) from continuing operations, net of tax	194	99	184	(21)
Income (loss) from discontinued operations, net of tax	6	(10)	(54)	(48)
Net income (loss)	200	89	130	(69)
Basic income per share
Income (loss) from continuing operations	$0.06	$0.03	$0.06	$(0.01)
Loss from discontinued operations	--	--	(0.02)	(0.01)
Net income (loss)	$0.06	$0.03	$0.04	$(0.02)
Diluted income per share
Income (loss) from continuing operations	$0.06	$0.03	$0.06	$(0.01)
Income (loss) from discontinued operations	--	--	(0.02)	(0.01)
Net income (loss)	$0.06	$0.03	$0.04	$(0.02)

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year 2008 Quarter Ended
	December 28		September 28	June 29	March 30

Revenues	$20,522		$19,957	$20,987	$20,403
Income (loss) from continuing operations, net of tax	(3,933	) (1)	(481)	359	37
Income (loss) from discontinued operations, net of tax	16		(24)	--	39
Net income (loss)	$(3,917)		$(505)	$359	$76
Basic income per share
Income (loss) from continuing operations	$(1.20)		$(0.14)	$0.11	$0.01
Loss from discontinued operations	--		(0.01)	--	0.01
Net income (loss)	$(1.20)		$(0.15)	$0.11	$0.02
Diluted income per share
Income (loss) from continuing operations	$(1.20)		$(0.14)	$0.11	$0.01
Income (loss) from discontinued operations	--		(0.01)	--	0.01
Net income (loss)	$(1.20)		$(0.15)	$0.11	$0.02

(1)	Impairment charges of approximately $4.3 million, net of a tax benefit of approximately $1.4 million, were recognized related to goodwill and property and equipment.