Form 10-K/A
period 2008-12-28
MEXICAN RESTAURANTS INC
filed 2009-04-09
CIK 1009244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

  FORM 10-K/A

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-28234

MEXICAN RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0493269
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1135 Edgebrook, Houston, Texas	77034-1899
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  713-943-7574

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes           ☐           No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes☐No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                                          Accelerated filer ☐                                           Non-accelerated filer ☒          Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐ No ☒

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

EXPLANATORY NOTE

Mexican Restaurants, Inc. (the “Company”) is filing Amendment No. 1 (this “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 28, 2008 (the “2008 Form 10-K”), which was originally filed on March 26, 2009 (the “Original Report”), to include an exhibit (Exhibit 10.16.1) omitted from the Original Report.

No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of the Company’s 2008 Form 10-K.  This Amendment does not reflect events occurring after March 26, 2009, the date of the filing of the Original Report, or modify or update those disclosures that may have been affected by subsequent events.  Currently-dated certifications from the Mexican Restaurants, Inc.’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

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

‡3.2	Bylaws of the Company.
‡4.1	Specimen of Certificate of Common Stock of the Company.
4.2	Articles of Incorporation of the Company (see 3.1 above).
‡4.3	Bylaws of the Company (see 3.2 above).
±†10.1	Employment Agreement by and between the Company and Louis P. Neeb dated April 2, 2001.

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

*10.16.1	Agreement and Amendment No. 2 to Credit Agreement between Mexican Restaurants, Inc. and Wells Fargo Bank, N.A. dated December 28, 2008.
10.17
  Stock Purchase Agreement between Mexican Restaurants, Inc. and Forehand Family Partnership, Ltd. dated June 13, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on
  August 14, 2007 with the Securities and Exchange Commission).

±21.1	List of subsidiaries of the Company.
±23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.
±24.1	Power of Attorney (included on the signature page to this Form 10-K).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____

*	Filed herewith.
‡
Incorporated by reference to corresponding exhibit number of the Company’s Form S-1 Registration Statement under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678) (the “1996 Form S-1”).

†	Management contract or compensatory plan or arrangement.
#	Furnished herewith.
±	Filed with the Original Report on March 26, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 8, 2009.

MEXICAN RESTAURANTS, INC.

By: /s/ Curt Glowacki
Curt Glowacki,
President and Chief Executive Officer