Form 10-Q
period 2009-03-29
MEXICAN RESTAURANTS INC
filed 2009-05-13
CIK 1009244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009

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
Yes ☒                                No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
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
Yes ☐                                No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2009:  3,251,641 shares, par value $.01.

Table of Contents

          Part I – Financial Information

          Part II – Other Information

Item 1A.	Risk Factors	13
Item 6.	Exhibits	13

Signatures		14

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

PART 1 - FINANCIAL INFORMATION
Item 1.	Financial Statements

Mexican Restaurants, Inc. and Subsidiaries Consolidated Balance Sheets

		(Unaudited)	12/28/08 (1)
ASSETS		3/29/2009	(As adjusted)

Current assets:
Cash		$1,067,305	$879,206
Royalties receivable		87,138	144,196
Other receivables		1,166,142	1,144,443
Inventory		571,221	597,238
Income taxes receivable		85,523	194,856
Prepaid expenses and other current assets		745,275	917,183
Assets related to discontinued operations		144,152	154,993
Assets held for sale		1,042,040	1,111,513
Total current assets		4,908,796	5,143,628

Property and equipment, net		17,666,327	17,866,902

Goodwill		6,273,705	6,273,705
Deferred tax assets		2,042,419	1,976,427
Other assets		220,115	208,325
Other assets related to leasing and exit activities		33,878	34,178
Total Assets		$31,145,240	$31,503,165

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable		$2,053,737	$2,242,973
Accrued sales and liquor taxes		114,474	104,105
Accrued payroll and taxes		852,120	949,973
Accrued expenses		945,106	1,215,628
Liabilities related to assets held for sale		111,019	195,740
Current portion of liabilities associated with leasing and exit activities		375,286	347,462
Total current liabilities		4,451,742	5,055,881

Long-term debt		7,600,000	7,500,000
Liabilities associated with leasing and exit activities, net of current portion		519,096	533,487
Deferred gain		884,607	936,642
Other liabilities		1,970,861	1,990,879
Total liabilities		15,426,306	16,016,889

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued		--	--
Common stock, $0.01 par value, 20,000,000 shares
authorized, 4,732,705 shares issued		47,327	47,327
Additional paid-in capital		19,494,854	19,442,049
Retained earnings		9,300,738	9,120,885
Treasury stock at cost, 1,481,064 common shares		(13,123,985)	(13,123,985)
Total stockholders' equity		15,718,934	15,486,276

Total Liabilities and Stockholders' Equity		$31,145,240	$31,503,165

         (1)  December 28, 2008 balances have been reclassified for discontinued operations.  See Note 7.

See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	13-Week Period Ended 3/29/2009	13-Week Period Ended 3/30/2008
Revenues:
Restaurant sales	$19,013,557	$18,397,556
Franchise fees, royalties and other	138,289	135,089
	19,151,846	18,532,645

Costs and expenses:
Cost of sales	5,250,244	5,185,160
Labor	6,122,989	5,849,137
Restaurant operating expenses	4,782,338	4,607,537
General and administrative	1,686,730	1,994,062
Depreciation and amortization	867,957	798,107
Pre-opening costs	--	36,884
Impairment and restaurant closure costs	22,453	32,252
Gain on involuntary disposals	(7,231)	(126,371)
Loss on sale of other property and equipment	36,762	27,007
	18,762,242	18,403,775

Operating income	389,604	128,870

Other income (expense):
Interest income	980	2,082
Interest expense	(62,194)	(141,523)
Other, net	10,501	7,332
	(50,713)	(132,109)

Income (loss) from continuing operations before income taxes	338,891	(3,239)
Income tax (expense) benefit	(65,808)	810
Income (loss) from continuing operations	273,083	(2,429)

Discontinued Operations:
Income from discontinued operations	75,456	51,758
Restaurant closure income (expense)	(190,572)	52,289
Loss on sale of assets	(581)	--
Income (loss) from discontinued operations before income taxes	(115,697)	104,047
Income tax (expense) benefit	22,467	(26,101)
Income (loss) from discontinued operations	(93,230)	77,946

Net income	$179,853	$75,517

Basic income (loss) per common share
Income (loss) from continuing operations	$0.08	$--
Income (loss) from discontinued operations	(0.03)	0.02
Net income	$0.05	$0.02

Diluted income (loss) per common share
Income (loss) from continuing operations	$0.08	$--
Income (loss) from discontinued operations	(0.03)	0.02
Net income	$0.05	$0.02

Weighted average number of common shares (basic)	3,269,341	3,247,167

Weighted average number of common shares (diluted)	3,270,057	3,314,286

    See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	13 Week	13 Week
	Period Ended	Period Ended
	3/29/2009	3/30/2008
Cash flows from operating activities:
Net income	$179,853	$75,517
(Income) loss from discontinued operations	93,230	(77,946)
Income (loss) from continuing operations	273,083	(2,429)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	867,957	798,107
Deferred gain amortization	(52,035)	(52,036)
Impairment and restaurant closure costs	22,453	32,252
Gain on involuntary disposals	(7,231)	(126,371)
Loss on sale of other property & equipment	36,762	27,007
Stock based compensation expense	52,805	44,500
Excess tax benefit	--	(876)
Deferred income tax benefit	(65,992)	(10,267)
Changes in operating assets and liabilities:
Royalties receivable	57,058	(4,233)
Other receivables	(21,700)	68,015
Inventory	26,017	23,475
Income taxes receivable	109,333	22,622
Prepaid expenses and other current assets	171,908	188,409
Other assets	(22,428)	17,274
Accounts payable	(236,735)	(366,116)
Accrued expenses	(355,042)	(521,629)
Liabilities associated with leasing and exit activities	(22,113)	(19,954)
Deferred rent and other long-term liabilities	(16,061)	(3,717)
Total adjustments	544,956	116,462
Net cash provided by continuing operations	818,039	114,033
Net cash provided by (used in) discontinued operations	(62,073)	59,441
Net cash provided by operating activities	755,966	173,474

Cash flows from investing activities:
Insurance proceeds received from involuntary disposals	54,731	200,000
Purchase of property and equipment	(716,618)	(711,636)
Net cash used in continuing operations	(661,887)	(511,636)
Net cash used in discontinued operations	(5,980)	(133,225)
Net cash used in investing activities	(667,867)	(644,861)

Cash flows from financing activities:
Borrowings under line of credit agreement	600,000	760,000
Payments under line of credit agreement	(500,000)	(960,000)
Excess tax benefit – stock-based compensation expense	--	876
Exercise of stock options	--	8,675
Net cash provided by (used in) financing activities	100,000	(190,449)

Net increase (decrease) in cash	188,099	(661,836)

Cash at beginning of period	879,206	1,154,629

Cash at end of period	$1,067,305	$492,793

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$71,081	$141,752
Income taxes	$--	$--

      See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation

In the opinion of Mexican Restaurants, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of March 29, 2009, and the consolidated statements of income and cash flows for the 13-week periods ended March 29, 2009 and March 30, 2008.  The consolidated statements of income for the 13-week period ended March 29, 2009 is not necessarily indicative of the results to be expected for the full year or any other interim period.  During the interim periods, we follow the accounting policies described in the notes to our consolidated financial statements in the Annual Report and Form 10-K for the year ended December 28, 2008 filed with the Securities and Exchange Commission on March 26, 2009.  Reference should be made to such consolidated financial statements for information on such accounting policies and further financial detail.

The Company classifies as discontinued operations for all periods presented any component of the Company’s business that the Company believes is probable of being sold that has operations and cash flows that are clearly distinguishable operationally and for financial reporting purposes.  For those components, the Company has no significant continuing involvement after disposal, and their operations and cash flows are eliminated from ongoing operations.  Sales of significant components of the Company’s business not classified as discontinued operations are reported as a component of income from continuing operations.

Impact of Recently Issued Accounting Standards

We adopted SFAS No. 157, “Fair Value Measurements” on December 31, 2007 for our financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  See Note 7 for further discussion of fair value measurements.  We adopted SFAS 157 for non-financial assets and liabilities effective on December 29, 2008.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under this FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Such adoption did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

    In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP.  The requirement for determining the useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Such adoption did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

2.            Income Taxes

In May 2006, the State of Texas enacted a new business tax that is imposed on gross margin to replace the State’s current franchise tax regime.  The new legislation’s effective date was January 1, 2007, which meant that our first Texas margins tax (“TMT”) return in 2008 was based on our 2007 operations.  Although the TMT is imposed on an entity’s gross margin rather than on its net income, certain aspects of the tax make it similar to an income tax.  In accordance with the guidance provided in SFAS No. 109, we have properly determined the impact of the newly-enacted legislation in the determination of our reported state current and deferred income tax liability.

The Company’s effective tax rate for the first quarter of fiscal year 2009 was an expense of 19.4% as compared to an expense of 25.0% for the first quarter of fiscal year 2008.  In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates.  The impact of significant discrete items is separately recognized in the quarter in which they occur.

3.	Stock-Based Compensation

At March 29, 2009, we had one equity-based compensation plan from which stock-based compensation awards can be granted to eligible employees, officers or directors, the 2005 Long Term Incentive Plan.  On May 28, 2008, the shareholders approved an amendment to the 2005 Long Term Incentive Plan to increase the number of shares authorized for issuance under this plan by 75,000 shares, from 350,000 shares to 425,000 shares.  The Company’s 1996 Long Term Incentive Plan, Stock Option Plan for Non-Employee Directors and 1996 Manager’s Stock Option Plan have each terminated by its own terms, but there are still options which remain exercisable under these plans until the earlier of ten years from the date of grant or no more than 90 days after the optionee ceases to be an employee of the Company.  These Company plans are described in more detail in Note 5 of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.  We utilize SFAS No. 123 (Revised) “Share-Based Payments” (“SFAS No. 123(R)”) in accounting for stock-based compensation.

On May 28, 2008, our Board of Directors approved restricted stock grants to one Board member for 3,000 shares, vesting in equal increments over three years, and one consultant for 2,000 shares, vesting in equal increments over two years.

On May 28, 2008, our shareholders approved the Company’s grant of 60,000 long-term performance units under the 2005 Plan to Mr. Glowacki.

We receive a tax deduction for certain stock option exercises during the period in which the options are exercised.  These deductions are generally for the excess of the price for which the options were sold over the exercise prices of the options.  No stock options were exercised during the 13-week period ended March 29, 2009 and the Company received $8,675 for the exercise of options for 2,500 shares during the 13-week period ended March 30, 2008.

4.           Income per Share

Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered.  Since the adoption of SFAS No. 123(R) in fiscal year 2006, diluted income per share is calculated using the treasury stock method, which considers unrecognized compensation expense as well as the potential excess tax benefits that reflect the current market price and total compensation expense to be recognized under SFAS No. 123(R). If the sum of the assumed proceeds, including the unrecognized compensation costs calculated under the treasury stock method, exceeds the average stock price, those options would be considered antidilutive and therefore excluded from the calculation of diluted income per share.  For the 13-week periods ended March 29, 2009 and March 30, 2008, the incremental shares added in the calculation of diluted income per share were 716 and 67,119, respectively.

5.           Long-term Debt

We entered into a Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) in June 2007 (the “Wells Fargo Agreement”).  Originally, the Wells Fargo Agreement provided for a revolving loan of up to $10 million, but this agreement was amended effective on December 28, 2008, reducing the revolving loan by the amount of the net proceeds received from the sale of La Senorita, which reduced the revolver availability to approximately $7.4 million on  April 7, 2009.  The Wells Fargo Agreement terminates on June 29, 2010.  At our option, the revolving loan bears an interest rate equal to the Wells Fargo Base Rate plus a stipulated percentage or LIBOR plus a stipulated percentage.  Accordingly, we are impacted by changes in the Base Rate and LIBOR.  We are subject to a non-use fee of 0.50% on the unused portion of the revolver from the date of the Wells Fargo Agreement.  The Wells Fargo Agreement also allows up to $2.0 million in annual stock repurchases.  We have pledged the stock of our subsidiaries, our leasehold interests, our patents and trademarks and our furniture, fixtures and equipment as collateral for our credit facility with Wells Fargo.

Under the Wells Fargo Agreement, we are required to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  During January 2009, we entered into an amendment to the covenant effective December 28, 2008 eliminating the minimum EBITDA requirement and instead adding limits on our growth capital expenditures.  Under the amendment, we must limit our capital expenditures for new restaurant development, acquisitions or remodels to $1.0 million in fiscal year 2009 and $1.2 million in fiscal year 2010.  The amendment does not limit routine capital expenditures.

6.           Related Party Transactions

On June 12, 2007, our Director of Franchise Operations, Mr. Forehand, resigned his position and entered into a five-year employment agreement, which provides for a reduced operational role with the Company.  He continues to serve as a Director and as Vice Chairman of our Board of Directors.

On June 13, 2007, Mr. Forehand entered into a Stock Purchase Agreement to sell 200,000 shares of his Company common stock back to the Company.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, and the stock purchase was finalized on July 6, 2007.

On June 15, 2007, Mr. Forehand entered into an Asset Purchase Agreement to purchase the assets of an underperforming Company Casa Olé restaurant located in Stafford, Texas.  The Stafford restaurant operates under our uniform franchise agreement and is subject to a monthly royalty fee.  For the 13-week period ended March 29, 2009, we recognized royalty income of $6,110 related to this restaurant.

7.	Discontinued Operations and Subsequent Event – Sale of La Senorita Chain in Michigan

On April 7, 2009, we sold substantially all of the operating assets and liabilities of our La Senorita restaurant chain (consisting of five site locations) located in Michigan for approximately $2,600,000.  The sale price is subject to adjustment within 60 days of closing to the extent that closing date working capital, as defined by the purchase agreement, is less or greater than approximately $69,000.  We anticipate recording a gain on this sale of approximately $400,000, net of amount of allocated goodwill in the second quarter of 2009.  Proceeds from the sale of approximately $2,600,000 were used to pay down long-term debt.  On January 24, 2009, we closed one underperforming Mission Burrito restaurant.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations for the current and prior periods for the La Senorita chain and the closed Mission Burrito restaurant have been reported as discontinued operations.  For the 13-week period ended March 29, 2009, we recognized net losses from discontinued operations of $115,697 from the sale of the chain and the closure of the Mission Burrito restaurant.  Income from discontinued operations of $75,456 reflects operating income from the La Senorita restaurants, partially offset by operating losses from the Mission Burrito restaurant.  Restaurant closure costs of $190,572 primarily reflect costs associated with the closure of the Mission Burrito restaurant.

Also in accordance with SFAS No. 144, the assets and liabilities related to the sale of the La Senorita chain that were sold have been classified as held for sale in the consolidated balance sheets.  The assets and liabilities of the Mission Burrito restaurant and certain assets and liabilities of La Senorita that were not sold have been classified as related to discontinued operations.  We plan to use the furniture and equipment from the closed Mission Burrito at our new Mission Burrito restaurant that we will open later this year.  Current liabilities related to discontinued operations of the closed Mission Burrito restaurant include estimated lease obligations and are included with current portion of liabilities associated with leasing and exit activities.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: national, regional or local economic and real estate conditions; inflation; increased food, labor and benefit costs; growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating and discretionary spending habits; the risk of food-borne illness; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; and other factors not yet experienced by the Company.  The use of words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our most recently filed Annual Report and Form 10-K that attempt to advise readers of the risks and factors that may affect our business.  We undertake no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein, to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

General

We operate and franchise Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Little Mexico, Monterey’s Tex-Mex Café, Tortuga Coastal Cantina, Crazy Jose’s and Mission Burrito.  On April 7, 2009, we sold our La Senorita chain in order to focus our resources on our other store brands.  At March 29, 2009 we operated 60 restaurants, franchised 18 restaurants and licensed one restaurant in various communities in Texas, Louisiana, Oklahoma and Michigan.  As a result of our sale of the five-store La Señorita chain in April 2009, we now operate 55 restaurants and franchise 17 restaurants in Texas, Louisiana and Oklahoma.

Our primary source of revenues is the sale of food and beverages at Company-owned restaurants.  We also derive revenues from franchise fees, royalties and other franchise-related activities with respect to our franchised restaurants.  Franchise fee revenue from an individual franchise sale is recognized when all services relating to the sale have been performed and the restaurant has commenced operations.  Initial franchise fees relating to area franchise sales are recognized ratably in proportion to the services that are required to be performed pursuant to the area franchise or development agreements and proportionately as the restaurants within the area are opened.

Since inception as a public company in 1996, we have primarily grown through the acquisition of other Mexican food restaurant companies.

Results of Continuing Operations

Revenues.  Our revenues for the first quarter of fiscal year 2009 increased $619,201 or 3.3% to $19.2 million compared with $18.5 million for the same quarter in fiscal year 2008.  Restaurant sales for first quarter 2009 increased by $616,001 or 3.3% to $19.0 million compared with $18.4 million for the first quarter of 2008.  The increase in restaurant revenues primarily reflects an increase in same-store sales and new restaurants revenues.  For the first quarter ended March 29, 2009, Company-owned same-restaurant sales increased approximately 0.6%, the seventh straight quarter of positive same-store sales.  Franchised-owned same-restaurant sales, as reported by franchisees, increased approximately 2.3% over the same quarter in fiscal 2008.

Costs and Expenses.  Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, decreased as a percent of restaurant sales 60 basis points to 27.6% compared with 28.2% in the first quarter of fiscal year 2008.  The decrease primarily reflects lower commodity prices in all categories except for produce, tortillas, paper and cleaning supplies.

Labor and other related expenses increased as a percentage of restaurant sales 40 basis points to 32.2% as compared with 31.8% in the first quarter of fiscal year 2008.  Excluding the credit adjustment to group health insurance that occurred in the first quarter of fiscal year 2008, labor expenses would have improved 20 basis points in the first quarter of fiscal year 2009 primarily due to hourly labor efficiencies.

Restaurant operating expenses, which primarily include rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased as a percentage of restaurant sales 20 basis points to 25.2% as compared with 25.0% in the first quarter of fiscal year 2008.  The increase primarily reflects higher electricity and coupon expense, partially offset by lower semi-fixed costs, such as occupancy costs, reflecting leverage from increased same-store sales.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations.  As a percentage of total revenue, general and administrative expenses decreased 200 basis points to 8.8% for the first quarter of fiscal year 2009 as compared with 10.8% for the first quarter of fiscal year 2008.  In absolute dollars, general and administrative costs were $307,332 lower in the first quarter of fiscal year 2009 compared with the first quarter of fiscal year 2008.  General and administrative expenses as a percentage of total revenues decreased due to the planned reduction in salaries, bonuses and most department expenses.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets.  Depreciation and amortization expense increased as a percentage of total sales 20 basis points to 4.5% for the first quarter of fiscal year 2009 as compared with 4.3% the same quarter in fiscal year 2008.  Such expense for the first quarter of fiscal year 2009 was $69,850 higher than the first quarter in fiscal year 2008.  The increase reflects additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

During the quarter ended March 29, 2009, we did not open any new restaurants or incur any pre-opening costs.  Last year, we opened one new Mission Burrito restaurant during the first quarter of 2008, incurring $36,884 in pre-opening costs.

Impairment and Restaurant Closure Costs.  In accordance with SFAS No. 144, “Accounting for the Impairments or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The consolidated statements of income for the 13-week periods ended March 29, 2009 and March 30, 2008, include a separate line item for impairment and restaurant closure costs of $22,453 and $32,252, respectively, primarily related to two under-performing restaurants operating in the Houston area.

Gain on Involuntary Disposals.  The consolidated statements of income for the 13-week periods ended March 29, 2009 and March 30, 2008, include a separate line item for a gain on involuntary disposals of $7,231 and $126,371, respectively.  The gain of $7,231 resulted from proceeds received from two separate insurance claims related to a fire and a flood offset by expenses related to another claim related to Hurricane Ike.  The gain of $126,371 resulted from the write-off of assets damaged by the February 19, 2008 fire at our Casa Olé restaurant located in Vidor, Texas, offset by insurance proceeds for the replacement of assets.  We anticipate finalizing all insurance claims related to the property damage from last year’s hurricanes and restaurant fires during fiscal year 2009.

Loss on Sale of Other Property and Equipment.  The consolidated statements of income for the 13-week periods ended March 29, 2009 and March 30, 2008, include a separate line item for loss on sale of other property and equipment of $36,762 and $27,007, respectively, primarily related to the routine disposal of restaurant assets.

Other Income (Expense).   Net expense decreased $81,396 to $50,713 in the first quarter of fiscal year 2009 compared with a net expense of $132,109 in the first quarter of fiscal year 2008.  Interest expense decreased $79,329 to $62,194 in the first quarter of fiscal year 2009 compared with interest expense of $141,523 in the first quarter of fiscal year 2008.  The decrease in interest expense reflects lower interest rates during the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008.

Liquidity and Capital Resources

We financed our capital expenditure requirements for the 13-week period ended March 29, 2009 primarily by drawing on our revolving line of credit and our operating cash flows.  In the initial 13-week period of fiscal year 2009, we had cash flows provided by operating activities of $755,966, compared with cash flows provided by operating activities of $173,474 in the comparable 13-week period of fiscal year 2008.  The increase in cash flows from operating activities reflects the increase in operating income.  During the 13-week period ended March 29, 2009, we made a net draw of $100,000 on our line of credit.  As of March 29, 2009, we had a working capital deficit (excluding assets held for sale) of $584,986 compared with a working capital deficit (excluding assets held for sale) of $1,023,766 at December 28, 2008.  A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

Our principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units.  During the 13-week period ended March 29, 2009, total cash used for capital requirements was approximately $716,000 used in continuing operations and approximately $6,000 used in discontinued operations, which included approximately $540,000 spent for routine capital expenditures, approximately $93,000 for new restaurant development, approximately $39,000 for replacement of damaged assets and approximately $50,000 for remodels.  We did not open any new restaurants during the first quarter of fiscal year 2009.  We expect to begin construction on our sixth Mission Burrito restaurant during the second quarter of 2009.  We anticipate that we will spend approximately $2.1 million for capital expenditures during the remainder of fiscal year 2009.

We entered into a Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) in June 2007 (the “Wells Fargo Agreement”).   In connection with the execution of the Wells Fargo Agreement, we paid off and terminated our then-existing credit facility with Bank of America.  Originally, the Wells Fargo Agreement provided for a revolving loan of up to $10 million, but the Wells Fargo Agreement was amended effective December 28, 2008, reducing the revolving loan by the amount of the net proceeds received from the sale of La Senorita, which reduced the revolver availability to approximately $7.4 million on April 7, 2009.  The Wells Fargo Agreement terminates on June 29, 2010.  At our option, the revolving loan bears an interest rate equal to the Wells Fargo Base Rate plus a stipulated percentage or LIBOR plus a stipulated percentage.  Accordingly, we are impacted by changes in the Base Rate and LIBOR.  We are subject to a non-use fee of 0.50% on the unused portion of the revolver from the date of the Wells Fargo Agreement.  The Wells Fargo Agreement also allows up to $2.0 million in annual stock repurchases.  We have pledged the stock of our subsidiaries, our leasehold interests, our patents and trademarks and our furniture, fixtures and equipment as collateral for our credit facility with Wells Fargo.

Under the Wells Fargo Agreement, we are required to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  During January 2009, we entered into an amendment to the Wells Fargo Agreement that amended the covenant effective December 28, 2008 and eliminated the minimum EBITDA requirement and instead added limits on our growth capital expenditures and reduced our revolving line of credit to approximately $7.4 million.  Under the amendment, we must limit our capital expenditures for new restaurant development, acquisitions or remodels to $1.0 million in fiscal year 2009 and $1.2 million in fiscal year 2010.  The amendment does not limit routine capital expenditures.  We are currently in discussions with Wells Fargo Bank regarding the extension of our Credit Agreement beyond June 29, 2010.

Although the Wells Fargo Agreement permits us to implement a share repurchase program for up to $2.0 million annually under certain conditions, we currently have no repurchase programs in effect.  Shares previously acquired are being held for general corporate purposes, including the offset of the dilutive effect on shareholders from the exercise of stock options.

On April 7, 2009, we sold substantially all of the operating assets and liabilities of our La Senorita restaurant chain located in Michigan for approximately $2.6 million.  Proceeds from the sale were used to pay down long-term debt.  The sale price is subject to adjustment within 60 days of closing to the extent that closing date working capital, as defined by the purchase agreement, is less or greater than approximately $69,000.  We anticipate recording a gain on this sale of approximately $400,000, net of allocated goodwill in the second quarter of 2009.

Our management believes that with its operating cash flows and our revolving line of credit under the Wells Fargo Agreement, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and new restaurant growth through the next 12 months.  Unless we violate a debt covenant, our credit facility with Wells Fargo, as amended, is not subject to triggering events that would cause the credit facility to become due sooner than the maturity date described in the previous paragraphs.  As of March 29, 2009, the Company was in compliance with all debt covenants and as of the date hereof expects to be in compliance with its debt covenants during the next 12 months.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to outstanding bank debt. At March 29, 2009, there was $7.6 million outstanding under the revolving credit facility which currently bears interest at 225 basis points (depending on leverage ratios) over the London Interbank Offered Rate (or “LIBOR”).  Should interest rates based on these borrowings increase by one percentage point, estimated quarterly interest expense would increase by $19,000.

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

Interest Rates

We do not have, or participate in, any transactions involving derivative, financial and commodity instruments.  Our long-term debt bears interest at floating market rates, based upon either the prime rate or LIBOR plus a stipulated percentage, and therefore we experience changes in interest expense when market interest rates change.

The subprime mortgage crisis, subsequent disruptions to the financial markets, and continuing economic downturn may adversely impact the availability of credit already arranged and the availability and cost of credit in the future.  The disruptions in the financial markets may also have an adverse effect on the U.S. and world economy, which may negatively impact consumer spending patterns.  There can be no assurance that various U.S. and world government responses to the disruptions in the financial markets in the near future will restore consumer confidence, stabilize the markets, or increase liquidity or the availability of credit.  Our future performance could be hindered by our accessibility to obtain financing.

Item 4T.   Controls and Procedures

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of management, including our CEO and CFO, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors from the disclosure set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

You should carefully consider the risk factors set forth in our Annual Report on Form 10-K and the other information set forth in the Annual Report in Form 10-K and this Quarterly Report on Form 10-Q.

You should be aware that these risk factors and other information may not describe every risk facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Mexican Restaurants, Inc.

Dated: May 12, 2009	By: /s/ Curt Glowacki
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2009	By: /s/ Andrew J. Dennard
Andrew J. Dennard
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)