Form 10-Q
period 2009-06-28
MEXICAN RESTAURANTS INC
filed 2009-08-12
CIK 1009244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009

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
Yes ☐                      No ☐

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
Yes ☐                      No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2009:  3,262,641 shares, par value $.01.

Table of Contents

          Part I – Financial Information

          Part II – Other Information

Item 1A.	Risk Factors	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 6.	Exhibits	15

Signatures		16

Exhibit 3.1	Bylaws of Mexican Restaurants, Inc. as of May 27, 2009
Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

Mexican Restaurants, Inc. and Subsidiaries Consolidated Balance Sheets

ASSETS	(Unaudited) 6/28/2009	12/28/2008 (1) (As adjusted)

Current assets:
Cash	$790,316	$879,206
Royalties receivable	75,001	144,196
Other receivables	798,611	1,117,815
Inventory	581,105	597,237
Income taxes receivable	75,048	194,856
Prepaid expenses and other current assets	1,017,630	902,340
Assets related to discontinued operations	121,019	196,465
Assets held for sale	--	1,111,513
Total current assets	3,458,730	5,143,628

Property and equipment, net	17,675,548	17,866,902

Goodwill	5,017,243	6,273,705
Deferred tax assets	1,837,708	1,976,427
Other assets	178,986	208,325
Other assets related to leasing and exit activities	33,878	34,178
Total Assets	$28,202,093	$31,503,165

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,078,746	$2,288,698
Accrued sales, liquor, and payroll taxes	922,262	1,054,078
Accrued expenses	870,791	1,191,740
Liabilities related to assets held for sale	--	195,740
Current portion of liabilities associated with leasing and exit activities	397,298	325,625
Total current liabilities	4,269,097	5,055,881

Long-term debt	4,850,000	7,500,000
Liabilities associated with leasing and exit activities, net of current portion	680,056	567,445
Deferred gain	832,571	936,642
Other liabilities	1,989,213	1,956,921
Total Liabilities	12,620,937	16,016,889

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,732,705 shares issued	47,327	47,327
Additional paid-in capital	19,467,551	19,442,049
Retained earnings	9,092,803	9,120,885
Treasury stock at cost of 1,470,064 and 1,481,064 common shares at 6/28/09 and 12/28/08, respectively	(13,026,525)	(13,123,985)
Total stockholders' equity	15,581,156	15,486,276

Total Liabilities and Stockholders' Equity	$28,202,093	$31,503,165

(1)	December 28, 2008 balances have been reclassified for discontinued operations. See Note 7.

See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	13-Week Period Ended 6/28/2009	13-Week Period Ended 6/29/2008	26-Week Period Ended 6/28/2009	26-Week Period Ended 6/29/2008
Revenues:
Restaurant sales	$18,107,695	$18,716,991	$37,121,251	$37,114,548
Franchise fees, royalties and other	126,578	135,666	264,867	270,756
Business interruption	103,528	121,192	103,528	121,192
	18,337,801	18,973,849	37,489,646	37,506,496

Costs and expenses:
Cost of sales	5,263,291	5,452,696	10,513,537	10,637,856
Labor	6,050,108	6,131,887	12,173,097	11,981,025
Restaurant operating expenses	4,522,659	4,442,446	9,304,997	9,049,984
General and administrative	1,632,038	1,702,278	3,318,767	3,696,341
Depreciation and amortization	885,013	811,558	1,752,970	1,609,665
Pre-opening costs	--	10,427	--	47,311
Impairment and restaurant closure costs	214,778	22,577	237,231	54,829
Loss (gain) on involuntary disposals	15,028	(149,338)	7,797	(275,709)
Loss on sale of other property and equipment	36,934	14,663	73,696	41,670
	18,619,849	18,439,194	37,382,092	36,842,972

Operating income (loss)	(282,048)	534,655	107,554	663,524

Other income (expense):
Interest income	883	828	1,863	2,910
Interest expense	(42,918)	(91,689)	(105,111)	(233,212)
Other, net	9,601	10,126	20,102	17,458
	(32,434)	(80,735)	(83,146)	(212,844)

Income (loss) from continuing operations before income taxes	(314,482)	453,920	24,408	450,680
Income tax (expense) benefit	62,825	(101,237)	(2,983)	(102,763)
Income (loss) from continuing operations	(251,657)	352,683	21,425	347,917

Discontinued Operations:
Income (loss) from discontinued operations	(39,436)	10,281	36,021	62,039
Restaurant closure income (expense)	(369)	--	(190,941)	52,289
Gain (loss) on sale of assets	387,083	(2,075)	386,502	(2,075)
Income from discontinued operations before income taxes	347,278	8,206	231,582	112,253
Income tax expense	(303,558)	(1,830)	(281,090)	(25,594)
Income (loss) from discontinued operations	43,720	6,376	(49,508)	86,659

Net income (loss)	$(207,937)	$359,059	$(28,083)	$434,576

Basic income (loss) per common share
Income (loss) from continuing operations	$(0.07)	$0.11	$0.01	$0.10
Income (loss) from discontinued operations	0.01	--	(0.02)	0.03
Net income (loss)	$(0.06)	$0.11	$(0.01)	$0.13

Diluted income (loss) per common share
Income (loss) from continuing operations	$(0.07)	$0.11	$0.01	$0.10
Income (loss) from discontinued operations	0.01	--	(0.02)	0.03
Net income (loss)	$(0.06)	$0.11	$(0.01)	$0.13

Weighted average number of common shares (basic)	3,284,641	3,252,320	3,271,358	3,249,743

Weighted average number of common shares (diluted)	3,284,641	3,313,677	3,272,981	3,310,690

    See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	26-Week	26-Week
	Period Ended	Period Ended
	6/28/2009	6/29/2008
Cash flows from operating activities:
Net income (loss)	$(28,083)	$434,576
(Income) loss from discontinued operations	49,508	(86,659)
Income from continuing operations	21,425	347,917
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,752,970	1,609,666
Deferred gain amortization	(104,071)	(104,071)
Impairment and restaurant closure costs	237,231	54,829
Gain (loss) on involuntary disposals	7,797	(275,709)
Loss on sale of other property & equipment	73,696	41,670
Stock based compensation expense	185,566	90,778
Excess tax benefit, net	39,751	(908)
Deferred income tax expense	115,866	8,985
Changes in operating assets and liabilities:
Royalties receivable	69,195	(8,281)
Other receivables	319,204	(18,976)
Inventory	16,133	19,206
Income taxes receivable	80,057	6,966
Prepaid expenses and other current assets	(115,290)	111,130
Other assets	8,063	29,226
Accounts payable	(272,480)	(175,963)
Accrued expenses and other liabilities	(636,889)	(460,862)
Liabilities associated with leasing and exit activities	239,233	(134,600)
Deferred rent and other long-term liabilities	(38,751)	(10,726)
Total adjustments	1,977,281	782,360
Net cash provided by continuing operations	1,998,706	1,130,277
Net cash provided by (used in) discontinued operations	(402,786)	215,913
Net cash provided by operating activities	1,595,920	1,346,190

Cash flows from investing activities:
Insurance proceeds received from involuntary disposals	54,731	350,000
Purchase of property and equipment	(1,667,143)	(2,017,969)
Proceeds from landlord for lease buildout	75,000	99,144
Net cash used in continuing operations	(1,537,412)	(1,568,825)
Purchase of property and equipment	(15,250)	(333,597)
Cash received from sale of La Senorita	2,557,603	--
Net cash provided by (used in) discontinued operations	2,542,353	(333,597)
Net cash provided by (used in) investing activities	1,004,941	(1,902,422)

Cash flows from financing activities:
Borrowings under line of credit agreement	600,000	1,260,000
Payments under line of credit agreement	(3,250,000)	(1,160,000)
Excess tax benefit – stock-based compensation expense, net	(39,751)	908
Exercise of stock options	--	9,890
Net cash provided by (used in) financing activities	(2,689,751)	110,798

Net decrease in cash	(88,890)	(445,434)

Cash at beginning of period	879,206	1,154,629

Cash at end of period	$790,316	$709,195

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$115,141	$267,020
Income taxes	$90,672	$88,771

      See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation

In the opinion of Mexican Restaurants, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of June 28, 2009, and the consolidated statements of operations and cash flows for the 13-week and 26-week periods ended June 28, 2009 and June 29, 2008.  The consolidated statements of operations for the 13-week and 26-weeks periods ended June 28, 2009 and June 29, 2008 are not necessarily indicative of the results to be expected for the full year or any other interim period.  During the interim periods, we follow the accounting policies described in the notes to our consolidated financial statements in the Annual Report and Form 10-K for the year ended December 28, 2008 filed with the Securities and Exchange Commission on March 26, 2009.  Reference should be made to such consolidated financial statements for information on such accounting policies and further financial detail.

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

Impact of Recently Issued Accounting Standards

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” on December 31, 2007 for our financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  See Note 1 in our most recently filed annual report for further discussion of fair value measurements.  We adopted SFAS 157 for non-financial assets and liabilities effective on December 29, 2008.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under this FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Such adoption has not had a material effect on our consolidated statement of financial position, results of operations or cash flows.

                In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP.  The requirement for determining the useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Such adoption has not had a material effect on our consolidated statement of financial position, results of operations or cash flows.

                In May 2009, the FASB issued Statement No. 165, “Subsequent Events”, (“SFAS 165”),  to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new disclosure requirement is effective for interim reporting periods ending after June 15, 2009.  The adoption of this staff position resulted in additional quarterly disclosures only.

               In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”).  Rules of interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification does not change GAAP.  We will adopt SFAS 168 in the third quarter of 2009.  All future references to authoritative accounting literature will be referenced in accordance with the Codification.

2.            Income Taxes

In May 2006, the State of Texas enacted a business tax that is imposed on gross margin to replace the State’s then-current franchise tax regime.  The legislation’s effective date was January 1, 2007, and as a result our first Texas margins tax (“TMT”) return in 2008 was based on our 2007 operations.  Although the TMT is imposed on an entity’s gross margin rather than on its net income, certain aspects of the tax make it similar to an income tax.  In accordance with the guidance provided in SFAS No. 109, “Accounting for Income Taxes”, we have properly determined the impact of the legislation in the determination of our reported state current and deferred income tax liability.

 In determining the provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates.  The impact of significant discrete items is separately recognized in the quarter in which they occur.

3.	Stock-Based Compensation

At June 28, 2009, we had one equity-based compensation plan from which stock-based compensation awards can be granted to eligible employees, officers or directors, the 2005 Long Term Incentive Plan.  On May 28, 2008, the shareholders approved an amendment to the 2005 Long Term Incentive Plan to increase the number of shares authorized for issuance under this plan by 75,000 shares, from 350,000 shares to 425,000 shares.  The Company’s 1996 Long Term Incentive Plan, Stock Option Plan for Non-Employee Directors and 1996 Manager’s Stock Option Plan have each terminated in accordance with its terms, but there are still options which remain exercisable under these plans until the earlier of ten years from the date of grant or no more than 90 days after the optionee ceases to be an employee of the Company.  These Company plans are described in more detail in Note 5 of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.  We utilize SFAS No. 123 (Revised) “Share-Based Payments” (“SFAS No. 123(R)”) in accounting for stock-based compensation.

On May 28, 2008, our Board of Directors approved restricted stock grants to one Board member for 3,000 shares, vesting in equal increments over three years, and one consultant for 2,000 shares, vesting in equal increments over two years.

On May 28, 2008, our shareholders approved the Company’s grant of 60,000 long-term performance units under the 2005 Plan to Mr. Glowacki.

In accordance with the May 22, 2007 Board approved grant, 10,000 shares of restricted stock were granted to Mr. Glowacki on May 22, 2009.  The shares will vest over a four year period at a rate of 25% per year.

We receive a tax deduction for certain stock option exercises during the period in which the options are exercised.  These deductions are generally for the excess of the price for which the options were sold over the exercise prices of the options.  No stock options were exercised during the 13-week period ended June 28, 2009 and the Company received $1,215 for the exercise of options for 375 shares during the 13-week period ended June 29, 2008.  No stock options were exercised during the 26-week period ended June 28, 2009 and the Company received $9,890 for the exercise of options for 2,875 shares during the 26-week period ended June 29, 2008.

4.           Income per Share

Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered.  Since the adoption of SFAS No. 123(R) in fiscal year 2006, diluted income per share is calculated using the treasury stock method, which considers unrecognized compensation expense as well as the potential excess tax benefits that reflect the current market price and total compensation expense to be recognized under SFAS No. 123(R). If the sum of the assumed proceeds, including the unrecognized compensation costs calculated under the treasury stock method, exceeds the average stock price, those options would be considered antidilutive and therefore excluded from the calculation of diluted income per share.  For the 13-week period ended June 28, 2009, no incremental shares were added in the calculation of diluted income per share because they were antidilutive.  For the 26-week period ended June 28, 2009, 1,623 incremental shares were added in the calculation of diluted income per share.  For the 13-week and 26-week periods ended June 29, 2008, the incremental shares added in the calculation of diluted income per share were 61,357 and 60,947, respectively.

5.           Long-term Debt

We entered into a Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) in June 2007 (the “Wells Fargo Agreement”).   Originally, the Wells Fargo Agreement provided for a revolving loan of up to $10 million, but the Wells Fargo Agreement was amended effective December 28, 2008, reducing the revolving loan by the amount of the net proceeds received from the sale of La Senorita, which reduced the revolver availability to approximately $7.3 million on April 7, 2009.  Effective June 28, 2009, the Wells Fargo Agreement was further amended primarily to extend the maturity date from June 29, 2010 to June 29, 2012.  The June 2009 amendment to the Wells Fargo Agreement also increased the stipulated percentages payable in connection with London Interbank Offered Rate (“LIBOR”) loans and letters of credit and changed total leverage ratio limits as a condition precedent to loans for growth capital expenditures.  Under the Wells Fargo Agreement, we are required to maintain certain leverage ratios and fixed charge coverage ratios.  We were in compliance with all covenants at June 28, 2009.

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

6.           Related Party Transactions

Our Vice Chairman of the Board of Directors owns a Casa Olé franchise restaurant for which the Company receives royalties.  For the 13-week periods ended June 28, 2009 and June 29, 2008, the Company recognized royalty income of $6,138 and $5,965, respectively, related to this restaurant.  For the 26-week periods ended June 28, 2009 and June 29, 2008, the Company recognized royalty income of $12,249 and $11,700, respectively, related to this restaurant.

7.	Discontinued Operations

On April 7, 2009, we sold substantially all of the operating assets and liabilities of our La Senorita restaurant chain (consisting of five site locations) located in Michigan.  On January 24, 2009, we closed one underperforming Mission Burrito restaurant.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations for the current and prior periods for the La Senorita chain and the closed Mission Burrito restaurant have been reported as discontinued operations.

Also in accordance with SFAS No. 144, the assets and liabilities related to the sale of the La Senorita chain that were sold have been classified as held for sale in the consolidated balance sheet as of December 28, 2008.  The assets and liabilities of the Mission Burrito restaurant and certain assets and liabilities of La Senorita that were not sold have been classified as related to discontinued operations.  Current liabilities related to discontinued operations of the closed Mission Burrito restaurant include estimated lease obligations and are included with current portion of liabilities associated with leasing and exit activities.

8.	Fair Value of Measurements

The carrying amount of receivables, accounts payables and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of long-term debt is determined using current applicable rates for similar instruments and approximates the carrying value of such debt.

9.	Subsequent Events

We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 12, 2009.  We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

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

General

We operate and franchise Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Little Mexico, Tortuga Coastal Cantina, Crazy Jose’s and Mission Burrito.  On April 7, 2009, we sold our La Senorita chain in order to focus our resources on our other store brands.  At June 28, 2009 we operated 54 restaurants, franchised 17 restaurants and licensed two restaurants in various communities in Texas, Louisiana and Oklahoma.

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

               Over the last five years, we have focused our growth and development efforts primarily upon assimilating two significant acquisitions (13 restaurants purchased in 2004 from a franchisee and two Mission Burrito restaurants, and related concept rights, acquired in 2006), developing new prototypes for our Casa Olé, Monterey’s and Mission Burrito restaurant concepts and initiating a program whereby we remodel several of our existing restaurants each year.

Results of Operations

Revenues.  Our revenues for the second quarter of fiscal year 2009 decreased $636,048 or 3.4% to $18.3 million compared with $19.0 million for the same quarter in fiscal year 2008.  Restaurant sales for second quarter 2009 decreased by $609,296 or 3.3% to $18.1 million compared with $18.7 million for the second quarter of 2008.  The decrease in restaurant revenues primarily reflects a decrease in same-store sales, partially offset by new restaurants revenues.  For the second quarter ended June 28, 2009, Company-owned same-restaurant sales decreased approximately 6.6%, caused by a weakening economy.  Franchised-owned same-restaurant sales, as reported by franchisees, decreased approximately 1.2% over the same quarter in fiscal 2008.

On a year-to-date basis, the Company’s revenue decreased $16,850 to $37.5 million compared with the same 26-week period in fiscal 2008.  Restaurant sales for the 26-week period ended June 28, 2009 increased $6,703 to $37.1 million compared with the same 26-week period in fiscal 2008.  The flat sales primarily reflects a decline in same-store sales mostly offset by the re-opening of one restaurant that was closed last year due to fire damage and one new Mission Burrito restaurant.  For the 26-week period ended June 28, 2009, Company-owned same-restaurant sales decreased approximately 2.8% and franchised-owned same-restaurant sales, as reported by franchisees, increased approximately 0.2% over the same quarter in fiscal 2008.

Costs and Expenses.  Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, was 29.1% as a percentage of restaurant sales for the second quarter of both fiscal years 2009 and 2008.  Dairy and cheese costs declined in the 2009 second quarter as a percentage of restaurant sales by 100 basis points, but was offset by higher costs in all other categories.

On a year-to-date basis, costs of sales decreased as a percent of restaurant sales 40 basis points to 28.3% compared with 28.7% for the same 26-week period a year ago.  Dairy and cheese declined as a percentage of restaurant sales in this period by 100 basis points; dry goods declined 21 basis points; meat and poultry was even with last year and all other categories were higher than the same period a year ago.

Labor and other related expenses increased as a percentage of restaurant sales 60 basis points to 33.4% as compared with 32.8% in the second quarter of fiscal year 2008.   The increase reflects labor cost leverage that is lost when same-store sales decline; for example, both management labor and back of the house labor, which are semi-fixed in nature, increased as a percentage of sales due to the decline in sales.

On a year-to-date basis, labor and other related expenses increased as a percentage of restaurant sales 50 basis points to 32.8% compared with 32.3% for the 26-week period a year ago.   Again, the increase primarily reflects labor cost leverage that is lost when same-store sales decline.  Further, the 26-week period in fiscal year 2008 included a credit adjustment to group health insurance.

Restaurant operating expenses, which primarily include rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased as a percentage of restaurant sales 130 basis points to 25.0% as compared with 23.7% in the second quarter of fiscal year 2008.  On a year-to-date basis, restaurant operating expenses increased 70 basis points to 25.1% compared with 24.4% for the 26-week period in fiscal year 2008.  The increase primarily reflects higher coupon expense, repair and maintenance expense and semi-fixed costs, such as occupancy costs and insurance costs, reflecting the loss of leverage from declining same-store sales.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations.  As a percentage of total revenue, general and administrative expenses decreased 10 basis points to 8.9% for the second quarter of fiscal year 2009 as compared with 9.0% for the second quarter of fiscal year 2008.  On a year-to-date basis, general and administrative expenses decreased 100 basis points to 8.9% compared with the 26-week period of fiscal 2008.  In absolute dollars, general and administrative costs decreased $70,240 and $377,574 in the 13-week and 26-week periods of fiscal year 2009, respectively, compared with the same periods of fiscal year 2008.  General and administrative expenses as a percentage of total revenues decreased due to the planned reduction in salaries, bonuses and most department expenses.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangible assets.  Depreciation and amortization expense increased as a percentage of total sales 50 basis points to 4.8% for the second quarter of fiscal year 2009 as compared with 4.3% the same quarter in fiscal year 2008.  Such expense for the second quarter of fiscal year 2009 was $73,455 higher than the second quarter in fiscal year 2008.  The increase reflects additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

On a year-to-date basis, depreciation and amortization expenses increased as a percentage of total sales 40 basis points to 4.7% for the 26-week period of fiscal year 2009 as compared with 4.3% the same 26-week period in fiscal year 2008, or $143,305 higher than the same 26-week period in fiscal year 2008.  The increase was due to the reasons discussed above.

During the second quarter ended June 28, 2009, we did not open any new restaurants or incur any pre-opening costs.  During the second quarter of fiscal year 2008, we re-opened one restaurant that had been closed for repairs due to a fire, incurring $10,427 in pre-opening costs.

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

The consolidated statements of operations for the 13-week and 26-week periods ended June 28, 2009, include a separate line item for impairment and restaurant closure costs of $214,778 and $237,231, respectively.  The impairments and closure costs were primarily related to rent differential adjustments for two subleased restaurants located in Idaho, and to a lesser extent, two under-performing restaurants operating in the Houston area.  The consolidated statements of operations for the 13-week and 26-week periods ended June 29, 2008, include a separate line item for impairment and restaurant closure costs of $22,577 and $54,829, respectively.  The impairments and closure costs were primarily related to the same two under-performing restaurants.

Gain on Involuntary Disposals.  The consolidated statements of operations for the 13-week and 26-week periods ended June 28, 2009 include a separate line item for a loss of $15,028 and $7,797, respectively.  The losses resulted from costs related to our Hurricane Ike insurance claim, partially offset by insurance proceeds received for the replacement of assets.  We anticipate finalizing all insurance claims related to the property damage from last year’s hurricane during fiscal year 2009.  The consolidated statements of operations for the 13-week and 26-week periods ended June 29, 2008 includes a separate line item for a gain of $149,338 and $275,709, respectively, resulting from the write-off of assets damaged by the February 2008 fire at the Company’s Casa Olé restaurant located in Vidor, Texas, offset by insurance proceeds for the replacement of assets.  The claim related to the Vidor fire has been fully settled with the insurance company.

The consolidated statements of operations for the 13-week and 26-week periods ended June 28, 2009 include a separate line item for revenues for business interruption insurance proceeds of $103,528 related to a partial payment of $75,000 for our Hurricane Ike claim combined with additional proceeds of $28,528 related to the final payment for the claim related to the July 2008 fire at the Company’s Casa Olé restaurant located in Pasadena, Texas.  The consolidated statements of operations for the 13-week and 26-week periods ended June 29, 2008 include a separate line item for revenues for business interruption insurance proceeds of $121,192 related to the February 2008 fire at the Company’s Vidor, Texas Casa Olé restaurant.

Loss on Sale of Other Property and Equipment.  The consolidated statements of operations for the 13-week  periods ended June 28, 2009 and June 29, 2008 include a separate line item for loss on sale of other property and equipment of $36,934 and $14,663, respectively, primarily related to the routine disposal of restaurant assets.  The consolidated statements of operations for the 26-week periods ended June 28, 2009 and June 29, 2008 include a separate line item for loss on sale of other property and equipment of $73,696 and $41,670, respectively, primarily related to the routine disposal of restaurant assets.

Other Income (Expense).   Net expense decreased $48,301 to $32,434 in the 13-week period ended June 28, 2009 compared with a net expense of $80,735 in the 13-week period ended June 29, 2008.  Interest expense decreased $48,771 to $42,918 in the 13-week period ended June 28, 2009 compared with interest expense of $91,689 in the 13-week period ended June 29, 2008.  The decrease in interest expense reflects lower interest rates and lower average debt balances during the second quarter of fiscal year 2009 as compared to the second quarter of fiscal year 2008.  Net expense decreased $129,698 to $83,146 in the 26-week period ending June 28, 2009 compared with a net expense of $212,844 in the 26-week period ended June 29, 2008.  Interest expense decreased $128,101 to $105,111 in the 26-week period ended June 28, 2009 compared with interest expense of $233,212 in the 26-week period ended June 29, 2008.  The decrease in interest expense reflects lower interest rates and lower average debt balances during the first half of fiscal year 2009 as compared to the first half of fiscal year 2008.

Income Taxes.   The Company’s effective tax rate from continuing operations for the 13-week period ended June 28, 2009 was a benefit of 20.00% as compared to an expense of 22.3% for the 13-week period ended June 29, 2008.  The Company’s effective tax rate from continuing operations for the 26-week period ended June 28, 2009 was an expense of 12.2% as compared to an expense of 22.8% for the 26-week period ended June 29, 2008.  The decrease in the effective rate is attributed primarily to permanent differences related to the sale of our La Senorita chain in Michigan.  The Company’s effective tax rate from discontinued operations for the 13-week period ended June 28, 2009 was an expense of 87.4% as compared to an expense of 22.3% for the 13-week period ended June 29, 2008.  The Company’s effective tax rate from discontinued operations for the 26-week period ended June 28, 2009 was an expense of 121.4% as compared to an expense of 22.8% for the 26-week period ended June 29, 2008.  The increase in the effective rate is attributed to income tax expense related to the sale of our La Senorita chain in Michigan in addition to a capital loss generated related to the La Senorita sale that has been fully reserved.

Discontinued Operations.  On April 7, 2009, we sold substantially all of the operating assets and liabilities of our La Senorita restaurant chain (consisting of five site locations) located in Michigan for $2,557,603 as adjusted under the terms of the purchase agreement.  We recorded a gain on this sale of $387,083, net of allocated goodwill, in the second quarter of 2009.  Proceeds from the sale were used to pay down long-term debt.  On January 24, 2009, we closed one underperforming Mission Burrito restaurant.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations for the current and prior periods for the La Senorita chain and the closed Mission Burrito restaurant have been reported as discontinued operations. For the 13-week and 26-week periods ended June 28, 2009, we recognized net income from discontinued operations of $347,278 and $231,582, respectively, from the sale of the chain and the closure of the Mission Burrito restaurant.  Loss from discontinued operations of $39,436 during the 13-week period ended June 28, 2009 reflects operating losses from the La Senorita restaurants.  Income from discontinued operations of $36,021 during the 26-week period ended June 28, 2009 reflects operating income from the La Senorita restaurants, partially offset by operating losses from the closed Mission Burrito restaurant.  Restaurant closure costs of $190,941, for the 26-week period ending June 28, 2009, primarily reflect costs associated with the closure of the Mission Burrito restaurant.  Gain on sale of assets of $387,083 and $386,502 during the 13-week and 26-week periods ended June 28, 2009 resulted primarily from the sale of La Senorita.

Also in accordance with SFAS No. 144, the assets and liabilities related to the sale of the La Senorita chain that were sold have been classified as held for sale in the consolidated balance sheet as of December 28, 2008.  The assets and liabilities of the Mission Burrito restaurant and certain assets and liabilities of La Senorita that were not sold have been classified as related to discontinued operations.  We plan to use the furniture and equipment from the closed Mission Burrito restaurant at our new Mission Burrito restaurant that we will open later this year.  Current liabilities related to discontinued operations of the closed Mission Burrito restaurant include estimated lease obligations and are included with current portion of liabilities associated with leasing and exit activities.

Liquidity and Capital Resources

We financed our capital expenditure requirements for the 26-week period ended June 28, 2009 primarily from our operating cash flows.  In the initial 26-week period of fiscal year 2009, we had cash flows provided by operating activities of $1.6 million, compared with cash flows provided by operating activities of $1.3 million in the comparable 26-week period of fiscal year 2008.  The increase in cash flows from operating activities reflects the receipt of insurance receivables related to last year’s hurricanes and the Pasadena, Texas restaurant fire.  During the 26-week period ended June 28, 2009, we made draws of $600,000 and payments of $3,250,000 on our line of credit.  Proceeds from the sale of La Senorita contributed to the amount paid on the line of credit.  As of June 28, 2009, we had a working capital deficit of $810,367 compared with a working capital deficit (excluding assets held for sale) of $1,023,766 at December 28, 2008.  A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

Our principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units.  During the 26-week period ended June 28, 2009, total cash used for capital requirements was $1,682,393 with $1,667,143 used in continuing operations and $15,250 used in discontinued operations.   Total cash used for capital requirements included $1,340,344 spent for routine capital expenditures, $115,250 for new restaurant development, $83,437 for replacement of damaged assets and $143,362 for remodels.  We did not open any new restaurants during the first and second quarters of fiscal year 2009.  We started construction on our sixth Mission Burrito restaurant during the second quarter of 2009.  We anticipate that we will spend approximately $1.2 million for capital expenditures during the remainder of fiscal year 2009.

We entered into a Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) in June 2007 (the “Wells Fargo Agreement”).   Originally, the Wells Fargo Agreement provided for a revolving loan of up to $10 million, but the Wells Fargo Agreement was amended effective December 28, 2008, reducing the revolving loan by the amount of the net proceeds received from the sale of La Senorita, which reduced the revolver availability to approximately $7.3 million on April 7, 2009.  Effective June 28, 2009, the Wells Fargo Agreement was further amended primarily to extend the maturity date from June 29, 2010 to June 29, 2012.  The June 2009 amendment to the Wells Fargo Agreement also increased the stipulated percentages payable in connection with London Interbank Offered Rate (“LIBOR”) loans and letters of credit under the Wells Fargo Agreement, added as a condition precedent to loans made to the Company for growth capital expenditures that the Company’s total leverage ratio not exceed certain stated amounts, and amended certain financial covenants.

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

On April 7, 2009, we sold substantially all of the operating assets and liabilities of our La Senorita restaurant chain (consisting of five site locations) located in Michigan for an adjusted price of $2.6 million.  Proceeds from the sale were used to pay down long-term debt.  We recorded a gain on the sale of La Senorita of $387,083 in the second quarter of 2009.

Our management believes that with its operating cash flows and our revolving line of credit under the Wells Fargo Agreement, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and new restaurant growth through the next 12 months.  Unless we violate a debt covenant, our credit facility with Wells Fargo, as amended, is not subject to triggering events that would cause the credit facility to become due sooner than the maturity date described in the previous paragraphs.  As of June 28, 2009, the Company was in compliance with all debt covenants and as of the date hereof expects to be in compliance with its debt covenants during the next 12 months.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to outstanding bank debt. At June 28, 2009, there was $4.85 million outstanding under the revolving credit facility which currently bears interest at 275 basis points (depending on leverage ratios) over LIBOR.  Should interest rates based on these borrowings increase by one percentage point, estimated quarterly interest expense would increase by $12,250.

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

The subprime mortgage crisis, subsequent disruptions to the financial markets, and continuing economic downturn may adversely impact the availability of credit already arranged and the availability and cost of credit in the future.  The disruptions in the financial markets have had an adverse effect on the U.S. and world economy, and have negatively impacted recent consumer spending patterns.  There can be no assurance that various U.S. and world government responses to the disruptions in the financial markets in the near future will restore consumer confidence, stabilize the markets, or increase liquidity or the availability of credit.  Our future performance could be hindered by our accessibility to obtain financing.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its 2009 annual meeting of shareholders on Wednesday, May 27, 2009.  At the annual meeting, the Company’s shareholders took the following actions:

(1)
By a vote of 3,190,965 for, 38,365 withheld, the shareholders elected Cara Denver as a Class I director for a term expiring at the annual meeting to be held in 2012 and until her successor is elected and qualified.

 (2)  By a vote of 3,192,060 for, 37,270 withheld, the shareholders elected Larry N. Forehand as a Class I director for a term expiring at the annual meeting to be held in 2012 and until his successor is elected and qualified.
 (3)  By a vote of 3,192,560 for, 36,770 withheld, the shareholders elected Thomas E. Martin as a Class I director for a term expiring at the annual meeting to be held in 2012 and until his successor is elected and qualified.

Additionally, the following current directors of the Company continued to serve as directors as of and following the 2009 annual meeting:  Class II directors Michael D. Domec, Curt Glowacki and Louis P. Neeb, and Class III directors Joseph J. Fitzsimmons and Lloyd Fritzmeier.

Item 6.  Exhibits

Exhibit Number	Document Description
3.1	Bylaws of Mexican Restaurants, Inc. as of May 27, 2009
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Secton 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 1, 2, 3 and 5 of this Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mexican Restaurants, Inc.

Dated: August 12, 2009	By: /s/ Curt Glowacki
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2009	By: /s/ Andrew J. Dennard
Andrew J. Dennard
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)