Form 10-Q
period 2009-09-27
MEXICAN RESTAURANTS INC
filed 2009-11-12
CIK 1009244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009

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
Yes ☐                      No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2009:  3,288,141 shares, par value $.01.

Table of Contents

          Part I – Financial Information

          Part II – Other Information

Item 1A.	Risk Factors	14
Item 6.	Exhibits	14

Signatures		15

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

Mexican Restaurants, Inc. and Subsidiaries Consolidated Balance Sheets

	(Unaudited)	12/28/2008 (1)
ASSETS	9/27/2009	(As adjusted)

Current assets:
Cash	$189,684	$879,206
Royalties receivable	90,583	144,196
Other receivables	821,362	1,117,815
Inventory	569,798	597,237
Income taxes receivable	255,308	194,856
Prepaid expenses and other current assets	1,133,408	902,340
Assets related to discontinued operations	145,098	196,465
Assets held for sale	--	1,111,513
Total current assets	3,205,241	5,143,628

Property and equipment, net	17,726,315	17,866,902

Goodwill	5,017,243	6,273,705
Deferred tax assets	1,948,763	1,976,427
Other assets	175,020	208,325
Other assets related to discontinued operations	33,878	34,178
Total Assets	$28,106,460	$31,503,165

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,994,563	$2,288,698
Accrued sales, liquor, and payroll taxes	862,701	1,054,078
Accrued expenses	989,569	1,191,740
Liabilities related to assets held for sale	--	195,740
Current portion of liabilities associated with leasing and exit activities	352,623	325,625
Total current liabilities	4,199,456	5,055,881

Long-term debt	5,150,000	7,500,000
Liabilities associated with leasing and exit activities, net of current portion	636,631	567,445
Deferred gain	780,535	936,642
Other liabilities	1,962,476	1,956,921
Total Liabilities	12,729,098	16,016,889

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares
authorized, 4,732,705 shares issued	47,327	47,327
Additional paid-in capital	19,270,442	19,442,049
Retained earnings	8,860,188	9,120,885
Treasury stock at cost of 1,444,564 and 1,481,064 common shares at 9/27/09 and 12/28/08, respectively	(12,800,595)	(13,123,985)
Total stockholders' equity	15,377,362	15,486,276

Total Liabilities and Stockholders' Equity	$28,106,460	$31,503,165

(1)	December 28, 2008 balances have been reclassified for discontinued operations. See Note 7.

See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	13-Week Period Ended 9/27/2009	13-Week Period Ended 9/28/2008	39-Week Period Ended 9/27/2009	39-Week Period Ended 9/28/2008
Revenues:
Restaurant sales	$17,096,233	$17,451,128	$54,217,484	$54,565,676
Franchise fees, royalties and other	128,962	135,496	393,829	406,252
Business interruption	107,318	127,525	210,846	248,717
	17,332,513	17,714,149	54,822,159	55,220,645

Costs and expenses:
Cost of sales	4,961,965	5,073,611	15,475,502	15,711,467
Labor	5,835,840	5,765,679	18,008,937	17,746,704
Restaurant operating expenses	4,419,617	4,698,151	13,724,614	13,748,135
General and administrative	1,530,024	1,754,122	4,848,791	5,450,463
Depreciation and amortization	891,681	805,218	2,644,651	2,414,883
Pre-opening costs	21,745	43,810	21,745	91,121
Impairment and restaurant closure costs	116,937	67,597	354,168	122,426
Loss (gain) on involuntary disposals	18,330	140,938	26,127	(134,771)
Loss on sale of other property and equipment	46,430	131,509	120,126	173,179
	17,842,569	18,480,635	55,224,661	55,323,607

Operating loss	(510,056)	(766,486)	(402,502)	(102,962)

Other income (expense):
Interest income	815	1,242	2,678	4,152
Interest expense	(39,870)	(92,003)	(144,981)	(325,215)
Other, net	6,742	10,500	26,844	27,958
	(32,313)	(80,261)	(115,459)	(293,105)

Loss from continuing operations before income taxes	(542,369)	(846,747)	(517,961)	(396,067)
Income tax benefit	309,755	362,961	306,772	260,198
Loss from continuing operations	(232,614)	(483,786)	(211,189)	(135,869)

Discontinued Operations:
Income from discontinued operations	-	76,807	36,021	138,846
Restaurant closure income (expense)	-	(6,062)	(190,941)	46,227
Gain (loss) on sale of assets	-	-	386,502	(2,075)
Income from discontinued operations before income taxes	-	70,745	231,582	182,998
Income tax expense	-	(91,518)	(281,090)	(117,112)
Income (loss) from discontinued operations	-	(20,773)	(49,508)	65,886

Net loss	$(232,614)	$(504,559)	$(260,697)	$(69,983)

Basic income (loss) per common share
Loss from continuing operations	$(0.07)	$(0.14)	$(0.06)	$(0.04)
Income (loss) from discontinued operations	-	(0.01)	(0.02)	0.02
Net loss	$(0.07)	$(0.15)	$(0.08)	$(0.02)

Diluted income (loss) per common share
Loss from continuing operations	$(0.07)	$(0.14)	$(0.06)	$(0.04)
Income (loss) from discontinued operations	-	(0.01)	(0.02)	0.02
Net loss	$(0.07)	$(0.15)	$(0.08)	$(0.02)

Weighted average number of common shares (basic)	3,286,201	3,259,087	3,276,306	3,252,858

Weighted average number of common shares (diluted)	3,286,201	3,259,087	3,276,306	3,252,858

    See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	39-Week	39-Week
	Period Ended	Period Ended
	9/27/2009	9/28/2008
Cash flows from operating activities:
Net loss	$(260,697)	$(69,983)
(Income) loss from discontinued operations	49,508	(65,886)
Loss from continuing operations	(211,189)	(135,869)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,644,651	2,414,883
Deferred gain amortization	(156,107)	(156,107)
Impairment and restaurant closure costs	354,168	122,426
(Gain) loss on involuntary disposals	26,127	(134,771)
Loss on sale of other property & equipment	120,126	173,179
Stock based compensation expense	232,827	141,785
Excess tax expense (benefit) – stock based compensation expense, net	39,751	(485)
Deferred income tax benefit	(13,629)	(190,753)
Changes in operating assets and liabilities:
Royalties receivable	53,613	(71,082)
Other receivables	296,453	(63,884)
Inventory	27,440	(123,389)
Income taxes receivable	(100,203)	(43,144)
Prepaid and other current assets	(231,068)	(182,346)
Other assets	1,392	42,421
Accounts payable	(374,993)	(32,472)
Accrued expenses and other liabilities	(577,674)	(611,787)
Liabilities associated with leasing and exit activities	180,088	(102,357)
Deferred rent and other long-term liabilities	(65,488)	(9,856)
Total adjustments	2,457,474	1,172,261
Net cash provided by continuing operations	2,246,285	1,036,392
Net cash provided by (used in) discontinued operations	(455,820)	147,437
Net cash provided by operating activities	1,790,465	1,183,829

Cash flows from investing activities:
Insurance proceeds received from involuntary disposals	54,731	385,770
Purchase of property and equipment	(2,762,320)	(2,953,593)
Proceeds from landlord for lease buildout	75,000	99,144
Proceeds from sale of property and equipment	-	24,071
Net cash used in continuing operations	(2,632,589)	(2,444,608)
Purchase of property and equipment	(15,250)	(478,566)
Cash received from sale of La Senorita	2,557,603	-
Net cash provided by (used in) discontinued operations	2,542,353	(478,566)
Net cash used in investing activities	(90,236)	(2,923,174)

Cash flows from financing activities:
Borrowings under line of credit agreement	900,000	2,260,000
Payments under line of credit agreement	(3,250,000)	(1,160,000)
Excess tax benefit – stock based compensation expense, net	(39,751)	485
Exercise of stock options	-	15,755
Net cash provided by (used in) financing activities	(2,389,751)	1,116,240

Net decrease in cash	(689,522)	(623,105)

Cash at beginning of period	879,206	1,154,629

Cash at end of period	$189,684	$531,524

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$138,762	$354,413
Income taxes	$88,150	$92,771
See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation

In the opinion of Mexican Restaurants, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of September 27, 2009, and the consolidated statements of operations and cash flows for the 13-week and 39-week periods ended September 27, 2009 and September 28, 2008.  The consolidated statements of operations for the 13-week and 39-week periods ended September 27, 2009 and September  28, 2008 are not necessarily indicative of the results to be expected for the full year or any other interim period.  During the interim periods, we follow the accounting policies described in the notes to our consolidated financial statements in the Annual Report and Form 10-K for the year ended December 28, 2008 filed with the Securities and Exchange Commission on March 26, 2009.  Reference should be made to such consolidated financial statements for information on such accounting policies and further financial detail.

The Company classifies as discontinued operations for all periods presented any component of the Company’s business that the Company believes is probable of being sold within the next 12 months and that has operations and cash flows that are clearly distinguishable operationally and for financial reporting purposes.  For those components, the Company has no significant continuing involvement after disposal, and their operations and cash flows are eliminated from ongoing operations.  Sales of significant components of the Company’s business not classified as discontinued operations are reported as a component of income from continuing operations.

Impact of Recently Issued Accounting Standards

On September 27, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of U.S. Generally Accepted Accounting Principles (“GAAP”).  These changes establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (“ASU”).  The ASU will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated balance sheets, results of operations or cash flows.

      In April 2008, the FASB amended FASB ASC Subtopic 350-30 “General Intangibles Other Than Goodwill.”  FASB ASC Subtopic 350-30 defines the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The requirement for determining the useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FASB ASC Subtopic 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Such adoption has not had a material effect on our consolidated balance sheets, results of operations or cash flows.

In June 2008, the FASB amended FASB ASC 260, “Earnings Per Share”.  As required by FASB ASC 260, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS.  The amendment is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Such adoption has not had a material effect on our consolidated balance sheets, results of operations or cash flows.

    In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”, which establishes guidance for the accounting for and the disclosure of events that happen after the date of the balance sheet but before the release of the consolidated financial statements, otherwise known as “subsequent events”.  FASB ASC 855 requires us to disclose the date through which we have evaluated subsequent events and whether the date corresponds with the release of our financial statements.  The guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of FASB ASC 855 resulted in additional quarterly and annual disclosures only.

In August 2009, the FASB issued ASU No. 2009-05, an update to FASB ASC 820, “Fair Value Measurements and Disclosures.”  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05.  ASU 2009-05 will become effective for the Company’s annual financial statements for the year ended January 3, 2010.  We do not expect that the adoption of ASU 2009-05 will have a material impact on our consolidated balance sheets, results of operations or cash flows.

2.            Income Taxes

In 2006, the State of Texas enacted a business tax that is imposed on gross margin to replace the State’s then-current franchise tax regime.  The legislation’s effective date was January 1, 2007, and as a result our first Texas margins tax (“TMT”) return in 2008 was based on our 2007 operations.  Although the TMT is imposed on an entity’s gross margin rather than on its net income, certain aspects of the tax make it similar to an income tax.  We have properly determined the impact of the legislation in the determination of our reported state current and deferred income tax liability.

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

At September 27, 2009, we had one equity-based compensation plan from which stock-based compensation awards can be granted to eligible employees, officers or directors, known as the 2005 Long Term Incentive Plan.  On May 28, 2008, the shareholders approved an amendment to the 2005 Long Term Incentive Plan to increase from 350,000 to 425,000 shares the number of shares authorized for issuance under this plan.  The Company’s 1996 Long Term Incentive Plan, Stock Option Plan for Non-Employee Directors and 1996 Manager’s Stock Option Plan have each terminated in accordance with its terms, but there are still options which remain exercisable under these plans until the earlier of ten years from the date of grant or no more than 90 days after the optionee ceases to be an employee of the Company.  These Company plans are described in more detail in Note 5 of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

On May 28, 2008, our Board of Directors approved restricted stock grants to one Board member for 3,000 shares, vesting in equal increments over three years, and one consultant for 2,000 shares, vesting in equal increments over two years.

On May 28, 2008, our shareholders approved the grant of 60,000 long-term performance units under the 2005 Long Term Incentive Plan to Mr. Glowacki.

In accordance with the May 22, 2007 Board approved grant, 10,000 shares of restricted stock were granted to Mr. Glowacki on May 22, 2009.  The shares will vest over a four year period at a rate of 25% per year.

We receive a tax deduction for certain stock option exercises during the period in which the options are exercised.  These deductions are generally for the excess of the price for which the options were sold over the exercise prices of the options.  No stock options were exercised during the 13-week period ended September 27, 2009 and we received $5,865 for the exercise of options for 1,750 shares during the 13-week period ended September 28, 2008.  No stock options were exercised during the 39-week period ended September 27, 2009 and we received $15,755 for the exercise of options for 4,625 shares during the 39-week period ended September 28, 2008.

4.           Income (Loss) per Share

Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered.  Diluted income per share is calculated using the treasury stock method, which considers unrecognized compensation expense as well as the potential excess tax benefits that reflect the current market price and total compensation expense to be recognized. If the sum of the assumed proceeds, including the unrecognized compensation costs calculated under the treasury stock method, exceeds the average stock price, those options would be considered antidilutive and therefore excluded from the calculation of diluted income per share.  For the 13-week and 39-week periods ended September 27, 2009, weighted-average shares outstanding, assuming dilution, excludes the impact of 2,975 and 1,938 common stock equivalents, respectively, due to our net loss position in those periods.  For the 13-week and 39-week periods ended September 28, 2008, weighted-average shares outstanding, assuming dilution, excludes the impact of 60,783 and 59,178 common stock equivalents, respectively, due to our net loss position in those periods.

5.           Long-term Debt

We entered into a Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) in June 2007 (the “Wells Fargo Agreement”).   Originally, the Wells Fargo Agreement provided for a revolving loan of up to $10 million, but the Wells Fargo Agreement was amended effective December 28, 2008, reducing the revolving loan by the amount of the net proceeds received from the sale of La Senorita, which reduced the revolver availability to approximately $7.3 million on April 7, 2009.  Effective June 28, 2009, the Wells Fargo Agreement was further amended primarily to extend the maturity date from June 29, 2010 to June 29, 2012.  The June 2009 amendment to the Wells Fargo Agreement also increased the stipulated percentages payable in connection with London Interbank Offered Rate (“LIBOR”) loans and letters of credit and changed total leverage ratio limits as a condition precedent to loans for growth capital expenditures.  Under the Wells Fargo Agreement, we are required to maintain certain leverage ratios and fixed charge coverage ratios.  We were in compliance with all covenants under the Wells Fargo Agreement at September 27, 2009.

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

6.           Related Party Transactions

Our Vice Chairman of the Board of Directors owns a Casa Olé franchise restaurant for which the Company receives royalties.  For the 13-week periods ended September 27, 2009 and September 28, 2008, the Company recognized royalty income of $5,660 and $5,426, respectively, related to this restaurant.  For the 39-week periods ended September 27, 2009 and September 28, 2008, the Company recognized royalty income of $17,908 and $17,126, respectively, related to this restaurant.

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

Also, the assets and liabilities related to the sale of the La Senorita chain that were sold have been classified as held for sale in the consolidated balance sheet as of December 28, 2008.  The assets and liabilities of the Mission Burrito restaurant and certain assets and liabilities of La Senorita that were not sold have been classified as related to discontinued operations.  Current liabilities related to discontinued operations of the closed Mission Burrito restaurant include estimated lease obligations and are included with current portion of liabilities associated with leasing and exit activities.

8.	Fair Value of Measurements

The carrying amount of receivables, accounts payables and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of long-term debt is determined using current applicable rates for similar instruments and approximates the carrying value of such debt.

9.	Subsequent Events

In connection with preparation of the consolidated financial statements, we evaluated subsequent events after the consolidated balance sheet date of September 27, 2009 through November 12, 2009, the date the consolidated financial statements were issued.

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

General

We operate and franchise Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Little Mexico, Tortuga Coastal Cantina, Crazy Jose’s and Mission Burrito.  On April 7, 2009, we sold our La Senorita chain in order to focus our resources on our other store brands.  At September 27, 2009 we operated 55 restaurants, franchised 17 restaurants and licensed two restaurants in various communities in Texas, Louisiana and Oklahoma.

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

    On October 6, 2009, we implemented planned expense reductions to reduce general and administrative expenses to achieve a level of expense that management believes is sustainable through fiscal year 2010.  In implementing the cost savings, severance pay of approximately $190,000 was incurred related to staff reductions at the corporate office.  Total cost savings of approximately $1.1 million through fiscal year 2010 is expected from planned general and administrative expense reductions related to the decrease in corporate payroll costs as well as reduced marketing and other general and administrative costs.

Results of Operations

Revenues.  Our revenues for the third quarter of fiscal year 2009 decreased $381,636 or 2.2% to $17.3 million compared with $17.7 million for the same quarter in fiscal year 2008.  Restaurant sales for third quarter 2009 decreased by $354,895 or 2.0% to $17.1 million compared with $17.4 million for the third quarter of 2008.  Franchised-owned restaurant sales, as reported by franchisees, decreased approximately 3.4% over the same quarter in fiscal 2008.  The decrease in restaurant revenues primarily reflects a decrease in same-store sales, partially offset by new restaurant revenues and revenues of restaurants that were temporarily closed last year due to Hurricanes Gustav and Ike.  For the third quarter ended September 27, 2009, Company-owned same-restaurant sales decreased approximately 11.4%, caused by a weakened economy.

On a year-to-date basis, the Company’s revenue decreased $398,486 to $54.8 million compared to $55.2 million for the same 39-week period in fiscal 2008.  Restaurant sales for the 39-week period ended September 27, 2009 decreased $348,192 to $54.2 million compared to $54.6 million for the same 39-week period in fiscal 2008.  Franchised-owned restaurant sales, as reported by franchisees, decreased approximately 2.9% over the same 39-week period in fiscal 2008.  The decrease in restaurant revenues primarily reflects a decrease in same-store sales, partially offset by new restaurant revenues and revenues of restaurants that were temporarily closed last year due to Hurricanes Gustav and Ike.  For the 39-week period ended September 27, 2009, Company-owned same-restaurant sales decreased approximately 5.6%.

Costs and Expenses.  Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, was 29.0% as a percentage of restaurant sales for the third quarter of fiscal year 2009 compared with 29.1% for the third quarter of fiscal year 2008.  As a percentage of restaurant sales, dairy, cheese and tortilla costs declined 106 basis points in the third quarter of fiscal year 2009, but were offset by higher costs in all other categories.

On a year-to-date basis, costs of sales decreased as a percent of restaurant sales 30 basis points to 28.5% compared with 28.8% for the same 39-week period of fiscal year 2008.  The decrease primarily reflects cost improvements for dairy and cheese, which declined as a percentage of restaurant sales by 90 basis points, offset by increases in all other costs and expenses except for dry goods.

Labor and other related expenses increased as a percentage of restaurant sales 110 basis points to 34.1% as compared with 33.0% in the third quarter of fiscal year 2008.   The increase reflects labor cost leverage that is lost when same-store sales decline; for example, both management labor and back of the house labor, which are semi-fixed in nature, increased as a percentage of sales due to the decline in sales.

On a year-to-date basis, labor and other related expenses increased as a percentage of restaurant sales 70 basis points to 33.2% compared with 32.5% for the 39-week period of fiscal year 2008.   Again, the increase primarily reflects labor cost leverage that is lost when same-store sales decline.

Restaurant operating expenses, which primarily include rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, decreased as a percentage of restaurant sales 100 basis points to 25.9% as compared with 26.9% in the third quarter of fiscal year 2008.  The decrease reflects lower electric and gas expenses of 150 basis points, lower marketing expenses of 80 basis points, offset by higher coupon, rent, insurance and property tax expenses for a combined increase of 124 basis points.

On a year-to-date basis, restaurant operating expenses increased 10 basis points to 25.3% compared with 25.2% for the 39-week period in fiscal year 2008.  The increase primarily reflects the same that was discussed in the previous paragraph except the offsetting items were proportionally higher.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations.  As a percentage of total revenue, general and administrative expenses decreased 110 basis points to 8.8% for the third quarter of fiscal year 2009 as compared with 9.9% for the third quarter of fiscal year 2008.  On a year-to-date basis, general and administrative expenses decreased 110 basis points to 8.8% compared with the 39-week period of fiscal 2008.  In absolute dollars, general and administrative costs decreased $224,098 and $601,672 in the 13-week and 39-week periods of fiscal year 2009, respectively, compared with the same periods of fiscal year 2008.  General and administrative expenses as a percentage of total revenues decreased due to the planned reduction in salaries, bonuses and most department expenses, partially offset by higher legal and stock compensation expense, both related to the sale of La Senorita.

Depreciation and amortization expense include the depreciation of fixed assets and the amortization of intangible assets.  Depreciation and amortization expense increased as a percentage of total sales 60 basis points to 5.1% for the third quarter of fiscal year 2009 as compared with 4.5% the same quarter in fiscal year 2008.  Such expense for the third quarter of fiscal year 2009 was $86,463 higher than the third quarter in fiscal year 2008.  The increase reflects additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

On a year-to-date basis, depreciation and amortization expenses increased as a percentage of total sales 40 basis points to 4.8% for the 39-week period of fiscal year 2009 as compared with 4.4% the same 39-week period of fiscal year 2008, or $229,768 higher than the same 39-week period of fiscal year 2008.  The increase was due to the reasons discussed above.

During the third quarter ended September 27, 2009, we opened a new Mission Burrito restaurant, incurring $21,745 in pre-opening costs.  During the third quarter of fiscal year 2008, we re-opened one Casa Olé restaurant that had been closed for repairs due to a fire, incurring $43,810 in pre-opening costs.

Impairment and Restaurant Closure Costs.  Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The consolidated statements of operations for the 13-week and 39-week periods ended September 27, 2009, include a separate line item for impairment and restaurant closure costs of $116,937 and $354,168, respectively.  The impairments and closure costs were primarily related to rent differential adjustments for two subleased restaurants located in Idaho, asset impairments for the corporate office, and to a lesser extent, two under-performing restaurants operating in the Houston area.  The consolidated statements of operations for the 13-week and 39-week periods ended September 28, 2008, include a separate line item for impairment and restaurant closure costs of $67,597 and $122,426, respectively.  The impairments and closure costs were primarily related to the same two under-performing restaurants operating in the Houston area and the two Idaho subleased restaurants.

Loss (Gain) on Involuntary Disposals.  The consolidated statements of operations for the 13-week and 39-week periods ended September 27, 2009 include a separate line item for a loss of $18,330 and $26,127 respectively.  The losses resulted from costs related to our Hurricane Ike insurance claim, partially offset by insurance proceeds received for the replacement of assets.  We are currently working with our insurance company to finalize all insurance claims related to the property damage from last year’s hurricane.  The consolidated statements of operations for the 13-week and 39-week periods ended September 28, 2008 includes a separate line item for a loss of $140,938 and a gain of $134,771, respectively, resulting from inventory losses caused by Hurricane Ike and the write-off of assets damaged by the February 2008 fire at the Company’s Casa Olé restaurant located in Vidor, Texas, net of insurance proceeds for the replacement of assets.  The claim related to the Vidor fire has been fully settled with the insurance company.

Loss on Sale of Other Property and Equipment.  The consolidated statements of operations for the 13-week and 39-week periods ended September 27, 2009 include a separate line item for a loss of $46,430 and $120,126, respectively, primarily related to the routine disposal of restaurant assets.  The consolidated statements of operations for the 13-week and 39-week periods ended September 28, 2008 includes a separate line item for a loss of $131,509 and $173,179, respectively, primarily related to the disposal of restaurant assets during the conversion of an existing restaurant into a Mission Burrito restaurant.

Other Income (Expense).   Net expense decreased $47,948 to $32,313 in the 13-week period ended September 27, 2009 compared with a net expense of $80,261 in the 13-week period ended September 28, 2008.  Interest expense decreased $52,133 to $39,870 in the 13-week period ended September 27, 2009 compared with interest expense of $92,003 in the 13-week period ended September 28, 2008.  The decrease in interest expense reflects lower interest rates and lower average debt balances during the third quarter of fiscal year 2009 as compared to the third quarter of fiscal year 2008.  Net expense decreased $177,647 to $115,459 in the 39-week period ending September 27, 2009 compared with a net expense of $293,105 in the 39-week period ended September 28, 2008.  Interest expense decreased $180,234 to $144,981 in the 39-week period ended September 27, 2009 compared with interest expense of $325,215 in the 39-week period ended September 28, 2008.  The decrease in interest expense reflects lower interest rates and lower average debt balances during the 39-week period of fiscal year 2009 as compared to the 39-week period of fiscal year 2008.

Income Taxes.   Our effective tax rate from continuing operations for the 13-week period ended September 27, 2009 was a benefit of 57.1% as compared to a benefit of 42.9% for the 13-week period ended September 28, 2008.  Our effective tax rate from continuing operations for the 39-week period ended September 27, 2009 was a benefit of 59.2% as compared to a benefit of 65.7% for the 39-week period ended September 28, 2008.  The decrease in the year-to-date effective rate is attributed primarily to an increase in FICA tip credits and other permanent differences.  We did not have any discontinued operations during the 13-week period ended September 27, 2009.  Our effective tax rate from discontinued operations for the 13-week period ended September 28, 2008 was an expense of 129.4%.  Our effective tax rate from discontinued operations for the 39-week period ended September 27, 2009 was an expense of 121.4% as compared to an expense of 64.0% for the 39-week period ended September 28, 2008.  The increase in the year-to-date effective rate is attributed to income tax expense related to the sale of our La Senorita chain in Michigan in addition to a capital loss related to the La Senorita sale that has been fully reserved.

Discontinued Operations.  On April 7, 2009, we sold substantially all of the operating assets and liabilities of our La Senorita restaurant chain (consisting of five site locations) located in Michigan for $2,557,603 as adjusted under the terms of the purchase agreement.  We recorded a gain on this sale of $387,083, net of allocated goodwill, in the second quarter of 2009.  Proceeds from the sale were used to pay down long-term debt.  On January 24, 2009, we closed one underperforming Mission Burrito restaurant.  The results of operations for the current and prior periods for the La Senorita chain and the closed Mission Burrito restaurant have been reported as discontinued operations. For the 13-week period ended September 27, 2009, we did not have any discontinued operations.  For the 39-week period ended September 27, 2009, we recognized net income from discontinued operations of $231,582 from the sale of the chain and the closure of the Mission Burrito restaurant.  Income from discontinued operations of $36,021 during the 39-week period ended September 27, 2009 reflects operating income from the La Senorita restaurants, partially offset by operating losses from the closed Mission Burrito restaurant.  Restaurant closure costs of $190,941, for the 39-week period ending September 27, 2009, primarily reflect costs associated with the closure of the Mission Burrito restaurant.  Gain on sale of assets of $386,502 during the 39-week period ended September 27, 2009 resulted primarily from the sale of La Senorita.

The assets and liabilities related to the sale of the La Senorita chain that were sold have been classified as held for sale in the consolidated balance sheet as of December 28, 2008.  The assets and liabilities of the Mission Burrito restaurant and certain assets and liabilities of La Senorita that were not sold have been classified as related to discontinued operations.  We used the furniture and equipment from the closed Mission Burrito restaurant at our new Mission Burrito restaurant that we opened third quarter.  Current liabilities related to discontinued operations of the closed Mission Burrito restaurant include estimated lease obligations and are included with current portion of liabilities associated with leasing and exit activities.

Liquidity and Capital Resources

We financed our capital expenditure requirements for the 39-week period ended September 27, 2009 primarily from our operating cash flows.  In the 39-week period of fiscal year 2009, we had cash flows provided by operating activities of approximately $1.8 million, compared with cash flows provided by operating activities of approximately $1.2 million in the comparable 39-week period of fiscal year 2008.  The increase in cash flows from operating activities reflects the receipt of insurance receivables related to last year’s hurricanes and the Pasadena, Texas restaurant fire.  During the 39-week period ended September 27, 2009, we made draws of $900,000 and payments of $3,250,000 on our line of credit.  Proceeds from the sale of La Senorita contributed to the amount paid on the line of credit.  As of September 27, 2009, we had a working capital deficit of $994,215 compared with a working capital deficit (excluding assets held for sale) of $1,023,766 at December 28, 2008.  A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

Our principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units.  During the 39-week period ended September 27, 2009, total cash used for capital requirements was $2,777,570 with $2,762,320 used in continuing operations and $15,250 used in discontinued operations.   Total cash used for capital requirements included $1,835,598 spent for routine capital expenditures, $540,155 for new restaurant development, $76,394 for replacement of damaged assets and $325,422 for remodels.  We opened one new restaurant during the third quarter of fiscal year 2009.  We do not plan to open any new restaurants during the remainder of fiscal year 2009.  We anticipate that we will spend approximately $400,000 for capital expenditures during the remainder of fiscal year 2009.

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

Our management believes that with our operating cash flows and our revolving line of credit under the Wells Fargo Agreement, funds will be sufficient to meet operating requirements and to finance routine capital expenditures and new restaurant growth through the next 12 months.  Unless we violate a debt covenant, our credit facility with Wells Fargo, as amended, is not subject to triggering events that would cause the credit facility to become due sooner than the maturity date described in the previous paragraphs.  As of September 27, 2009, the Company was in compliance with all debt covenants and as of the date hereof expects to be in compliance with its debt covenants during the next 12 months, although we continue to closely monitor the impact of the continued deterioration of the casual dining market on our operating results.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to outstanding bank debt. At September 27, 2009, there was $5.15 million outstanding under the revolving credit facility which currently bears interest at 275 basis points (depending on leverage ratios) over LIBOR.  Should interest rates based on these borrowings increase by one percentage point, estimated quarterly interest expense would increase by $12,875.

Effects of Inflation

Components of our operations subject to inflation include food, beverage, lease and labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation in the costs of various items has had a material impact on our results of operations in recent years.

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

Changes in Internal Control Over Financial Reporting

During the last quarterly period covered by this report, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Mexican Restaurants, Inc.

Dated: November 12, 2009	By: /s/ Curt Glowacki
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2009	By: /s/ Andrew J. Dennard
Andrew J. Dennard
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)