Form 10-K
period 2010-01-03
MEXICAN RESTAURANTS INC
filed 2010-04-01
CIK 1009244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 3, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number:  0-28234

MEXICAN RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0493269
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

12000 Aerospace Ave. Suite 400, Houston, Texas	77034-5576
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  832-300-5858

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes           ☐           No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes     ☑     No    ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files.)
Yes           ☐           No      ☐

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq Small Cap Market on June 26, 2009, the last business day of the Registrant’s most recently completed second quarter, was $2,724,754. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

Number of shares outstanding of the Registrant’s Common Stock, as of January 3, 2010: 3,290,141 shares of Common Stock, par value $.01.

Documents Incorporated By Reference

Specified portions of the Registrant’s definitive proxy statement in connection with the 2010 Annual Meeting of Shareholders to be held May 25, 2010, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

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

PART I

ITEM 1.                                BUSINESS

General

Mexican Restaurants, Inc. (the “Company”) operates and franchises full-service Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé®, Monterey’s Little Mexico®, Tortuga Coastal Cantina® and Crazy Jose’s®.  We also operate a burrito fast casual concept under the name Mission Burrito™.  The Casa Olé, Monterey, Tortuga, Crazy Jose’s and Mission Burrito concepts have been in business for 38, 55, 16, 23 and 13 years, respectively.  Today, we operate 55 restaurants, franchise 17 restaurants and license one restaurant in various communities across Texas, Louisiana and Oklahoma.  The Casa Olé, Monterey and Crazy Jose’s restaurants are designed to appeal to a broad range of customers, and are located primarily in small and medium-sized communities and in middle-income areas of larger markets. The Tortuga Coastal Cantina and Mission Burrito restaurants, which are also designed to appeal to a broad range of customers, are located primarily in the Houston market.  The restaurants offer fresh, quality food, affordable prices, friendly service and comfortable surroundings.  The full-service menus feature a variety of traditional Mexican and Tex-Mex selections, complemented by our own original Mexican-based recipes, designed to have broad appeal.  The Mission Burrito restaurants offer freshly made burritos, tacos, quesadillas, soups, salads and chips with guacamole and/or chili con queso.   We believe that our established success in existing markets, focus on middle-income customers, and the skills of our management team provide significant opportunities to realize the value inherent in the Mexican-theme and the burrito fast casual restaurant markets and increase revenues in existing markets.

On April 7, 2009, we sold substantially all of the operating assets and liabilities of our La Senorita restaurant chain (consisting of five site locations) located in Michigan.  Proceeds from the sale were used to pay down long-term debt.  The consolidated balance sheets and statements of operations and cash flows for fiscal years 2008 and 2007 have been adjusted to present the operations, assets, and liabilities related to the divestiture as discontinued operations.

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

Strategy and Concept

Our objective is to be a regional, value leader in the Mexican theme segment of the casual dining marketplace and a regional player in the burrito fast casual segment.  To accomplish this objective, we have developed strategies designed to achieve and maintain high levels of customer loyalty, frequent patronage and profitability.  The key strategic elements are:

•	Offering consistent, high-quality, original recipe Mexican menu items that reflect both national and local taste preferences;

•	Pricing our menu offerings at levels below many other family and casual-dining restaurant concepts;

•	Selecting, training and motivating our employees to enhance customer dining experiences and the friendly casual atmosphere of our restaurants;

•	Providing customers with the friendly, attentive service typically associated with more expensive casual-dining experiences; and

•	Reinforcing the perceived value of the dining experience with a comfortable and inviting Mexican decor.

Menu.  Our restaurants offer high-quality products with a distinctive, yet mild taste profile with mainstream appeal.  Fresh ingredients are a critical recipe component, and the majority of the menu items are prepared daily in the kitchen of each restaurant from original recipes.

The casual dining menus feature a wide variety of entrees including enchiladas, combination platters, burritos, fajitas, coastal seafood and other house specialties.  The menus also include soup, salads, appetizers and desserts.  From time to time we also introduce new dishes designed to keep the menus fresh.  Alcoholic beverages are served as a complement to meals and as a percentage of sales represent a range from less than 5% at our more family-oriented locations to up to 22% in our more casual-oriented dining locations.  At Company-owned restaurants the dinner menu entrees presently range in price from $4.99 to $15.99, with most items priced between $6.85 and $12.99.  Lunch prices at most Company-owned restaurants presently range from $4.99 to $7.99.

The burrito fast casual menu features a more limited variety of entrees including burritos (wrapped in a flour tortilla or in a bowl), tacos, quesadillas, soups, salads, chips with guacamole and/or chili con queso.  The menu entrees presently range in price from $2.75 to $7.75.  Alcoholic beverages are served as a complement to meals and represent less than 2% of sales.

Atmosphere and Layout.  Our full-service restaurants emphasize an attractive design for each of our restaurants.  The typical restaurant has an inviting and interesting Mexican exterior.  The interior is comfortable Mexican decor in appearance to reinforce the perceived value of the dining experience.  Stucco, tile floors, carpets, plants and a variety of paint colors are integral features of each restaurant’s decor.  These decor features are incorporated in a floor plan designed to provide a comfortable atmosphere.  Our restaurant designs are sufficiently flexible to accommodate a variety of available sites and development opportunities, such as malls, end-caps of strip shopping centers and free standing buildings, including conversions to our restaurant design.  The restaurant facility is also designed to serve a high volume of customers in a relatively limited period of time.  Our restaurants typically range in size from approximately 4,000 to 5,600 square feet, with an average of approximately 4,500 square feet and a seating capacity of approximately 180 persons.

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

Growth Strategy

Over the last six years, we have focused our energies to assimilate two acquisitions (13 restaurants bought in 2004 from a franchisee and two Mission Burrito restaurants acquired in 2006), to initiate and undertake a program of remodeling several of our existing Casa Ole and Monterey’s restaurants each year and to develop a new prototype for our Mission Burrito restaurants.  Late in fiscal year 2009, we initiated a program whereby we retrain the staff of each of our existing restaurants to better ensure that all of our standards for food quality, service and hospitality are being met.

In August 2006 we acquired two burrito fast-casual Mission Burrito restaurants located in Houston, Texas and the intellectual property rights related to the concept.  The concept, established thirteen years ago, has a very loyal customer base.  Since the Mission Burrito acquisition, we have spent considerable time and attention planning for the future growth, positioning and branding of the concept.    During fiscal years 2008 and 2009, we opened five Mission Burrito restaurants in the Greater Houston Metropolitan Area.  On January 24, 2009, we closed one of our Mission Burrito restaurants seven months after it opened after concluding that the site was not conducive to the fast casual burrito segment.  The average net cost of building the five Mission Burrito restaurants was approximately $615,000, net of landlord contributions.

The average cost to build a Mission Burrito restaurant is approximately 65% of the cost of building a new Casa Olé restaurant.  Although it will be a few years before we can measure the actual return on investment, based on the average cost and the sales forecast, we believe the Mission Burrito concept will provide a better return on investment than building either Casa Olé or Monterey’s restaurants.  However, due to the combined cash flow effects of two hurricanes and two restaurant fires during fiscal year 2008 and the current economic recession, we will focus on a slower rate of growth for Mission Burrito so that we can rebuild our cash flow and pay down debt while continuing to develop and fine tune the Mission Burrito concept.  In fiscal year 2010, we do not plan to open any new Mission Burrito restaurants or other brands.

Although we do not plan new restaurant openings in fiscal year 2010, we believe that the unit economics of the various restaurant concepts, as well as their value orientation and focus on middle income customers, provides significant potential opportunities for improved future growth.  Our long-standing strategy to capitalize on these growth opportunities has been comprised of three key elements:

Improve Same-Restaurant Sales and Profits.  Our first growth opportunity is to improve the sales and controllable income of existing restaurants (controllable income consists of restaurant sales less food and beverage expenses, labor and controllable expenses, such as utilities and repair and maintenance expenses, but excludes advertising and occupancy expenses).  This is accomplished through an emphasis on restaurant operations, coupled with improving marketing, purchasing and other organizational efficiencies (see “Restaurant Operations” below).  In fiscal year 2009, we experienced improvements in food costs, utilities and group health insurance premiums, all of which helped to mitigate revenue deductions that were primarily due to declining same-store sales, a decline that we believe was primarily driven by the economic recession and the H1N1 flu scare.  There can be no assurance that the economic recession will not continue to adversely impact same-store sales or that we will experience the same improvements in certain costs in fiscal year 2010.   If operating expenses increase in fiscal year 2010, we intend to attempt to recover increased costs by increasing menu prices to the extent deemed advisable in light of competitive conditions.

Increased Penetration of Existing Markets.  During fiscal year 2010, we do not anticipate opening Company-owned restaurants as we focus on improving existing sales and profitability so we can maximize free cash flow in order to pay down debt.  However, we continue to believe that our concepts, and especially the Mission Burrito concept, have the potential to increase the number of restaurants in existing Designated Market Areas (“DMAs”) and to expand into contiguous new markets.  The DMA concept is a mapping tool developed by the A.C. Nielsen Co. that measures the size of a particular market by reference to communities included within a common television market.  Our objective in increasing the density of Company-owned restaurants within existing markets is to improve operating efficiencies in such markets and to realize improved overhead absorption.  In addition, we believe that increasing the density of restaurants in both Company-owned and franchised markets will assist us in achieving effective media penetration while maintaining or reducing advertising costs as a percentage of revenues in the relevant markets.  We believe that careful and prudent site selection within existing markets will avoid cannibalization of the sales bases of existing restaurants.

In implementing our unit expansion strategy, we may use a combination of franchised and Company-owned restaurants.  Currently, we have a Franchise Disclosure Document (“FDD”) for Casa Ole and do not have a FDD for the Mission Burrito concept.  However, as our confidence in Mission Burrito grows, we anticipate investing in a Misson Burrito FDD for possible franchise growth in fiscal years 2011 and beyond.  The number of such restaurants developed in any period will vary.  We believe that a mix of franchised and Company-owned restaurants would enable us to realize accelerated expansion opportunities, while maintaining majority or sole ownership of a significant number of restaurants.  Generally, we do not anticipate opening franchised and Company-owned restaurants within the same market.  In seeking franchisees, we will continue to primarily target experienced multi-unit restaurant operators with knowledge of a particular geographic market and financial resources sufficient to execute our development strategy.

The restaurant industry is a competitive and fragmented business.  Moreover, the restaurant industry is characterized by a high initial capital investment.  Our focus is on a balanced approach that emphasizes same-restaurant sales growth and selective new restaurant development and acquisitions of existing franchise restaurants.  During fiscal year 2009, we opened one Mission Burrito restaurant and remodeled one existing Casa Ole restaurant.

Seek Strategic Acquisitions.   Our third growth opportunity is the selective acquisition of appropriate assets.  Since our inception as a public company, we have primarily grown through the acquisition of other Mexican food restaurant companies, making four acquisitions (and one disposition) since 1996.  We anticipate we will continue to selectively acquire existing franchised restaurants from time to time when such opportunities arise (see “Franchising” below).  Although we are focused primarily on growing the Mission Burrito concept, we will continue to review potential strategic acquisitions within the Mexican food restaurant industry that would complement our existing corporate culture.

Site Selection

When developing new restaurant sites, our senior management devotes significant time and resources to analyzing prospective sites for the Company’s restaurants.  Senior management has also created and utilizes a site selection committee, which reviews and approves each site to be developed.  In addition, we conduct customer surveys to define precisely the demographic profile of the customer base of each of our restaurant concepts.  Our site selection criteria focus on:

1)	matching the customer profile of the respective restaurant concept to the profile of the population of the target local market;
2)	easy site accessibility, adequate parking and prominent visibility of each site under consideration;
3)	the site’s strategic location within the marketplace;
4)	the site’s proximity to the major concentration of shopping centers within the market;
5)	the site’s proximity to a large employment base to support the lunch segment; and
6)	the impact of competition from other restaurants in the market.

We believe that a sufficient number of suitable sites are available for contemplated Company and franchise development in existing markets.  Based on our current outlook, we do not plan to open new Mission Burrito or our other brand restaurants in fiscal year 2010 as we focus our energies on improving existing restaurant same-store sales, grow cash flow and pay down debt.  Meanwhile, we will continue to lay the groundwork for future Mission Burrito restaurant expansion as previously discussed.  The anticipated investment for a 2,750 square foot Mission Burrito restaurant lease space, including equipment, signage, site work, furniture, fixtures and décor, ranges between $550,000 and $650,000, net of landlord contributions.  Additionally, training and other pre-opening costs are anticipated to be approximately $25,000 to $35,000 per location.  The cost of developing and operating a Mission Burrito restaurant can vary based upon fluctuations in land acquisition and site improvement costs, construction costs in various markets, the size of the particular restaurant and other factors.  Although we anticipate that development costs associated with near-term Mission Burrito restaurants will range between $550,000 and $650,000, there can be no assurance of this.

Restaurant Operations

Management and Employees. The management staff of each casual dining restaurant is responsible for managing the restaurant's operations.  Each Company-owned restaurant operates with a general manager, one or more assistant managers and a kitchen manager or a chef.  Including managers, restaurants (other than Mission Burrito restaurants) have an average of 40 full-time and part-time employees.

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

As of January 3, 2010, we employed 1,950 people, of whom 1,909 were restaurant personnel at the Company-owned restaurants and 41 were corporate personnel.  We consider our employee relations to be good.  Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis.  Our employees are not covered by a collective bargaining agreement.

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

Marketing and Advertising.  We believe that when media penetration is achieved in a particular market, investments in radio and television advertising can generate significant increases in revenues in a cost-effective manner.  During fiscal year 2009, we spent approximately 2.3% of restaurant revenues on various forms of advertising and plan to spend 2.1% of restaurant revenues in fiscal year 2010.  Besides radio and television, we make use of in-store promotions, involvement in community activities, and customer word-of-mouth to maintain their performance.

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

Franchising

We currently have eight Casa Olé franchisees operating a total of 17 restaurants and one licensee operating one Monterey’s Little Mexico restaurant.  Most franchisees operate one or two restaurants.  No new franchise restaurants were opened during fiscal 2009.

Franchising allows us to expand the number of stores and penetrate markets more quickly and with less capital than developing Company-owned stores.  We have the first right of refusal when a franchisee decides to sell its restaurant(s).  Historically, we have selectively acquired franchisee restaurants when reasonably available.  At the same time, we plan to expand our base of franchise restaurants when opportunities arise.

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

Franchise Agreements. We enter into a franchise agreement with each franchisee that grants the franchisee the right to develop a single store within a specific territory at a site approved by us.  The franchisee then has limited exclusive rights within the territory.  Under our current standard franchise agreement, the franchisee is required to pay a franchise fee of $25,000 per restaurant.  The current standard franchise agreement provides for an initial term of 15 years (with a limited renewal option) and payment of a royalty of 3% to 5% of gross sales.  The termination dates of our franchise agreements with our existing franchisees currently range from 2010 to 2019.  We are updating our Franchise Agreement.  Under the new Franchise Agreements, the termination dates will range from 2010 to 2024.  There are six franchises that are currently on a month-to-month basis until we have approved the new Franchise Agreement.

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

Prior forms of our franchise agreements still in effect may contain terms that vary from those described above, including with respect to the payment or nonpayment of advertising fees and royalties, the terms of the agreement, and assignability, noncompetition and termination provisions.

Franchisee Training and Support. Under the current franchise agreement, each franchisee (or if the franchisee is a business organization, a manager designated by the franchisee) is required to personally participate in the operation of the franchise.  Before opening the franchisee's business to the public, we provide training at its approved training facility for each franchisee's general manager, assistant manager and kitchen manager or chef.  We recommend that the franchisee, if the franchisee is other than the general manager, or if a business organization, its chief operating officer, attend such training.  We also provide a training team to assist the franchisee in opening its restaurant.  The team, supervised by the Director of Operations, will assist and advise the franchisee and/or its manager in all phases of the opening operation for a seven to fourteen day period.  The formal training program required of hourly employees and management, along with continued oversight by our quality control manager, is designed to promote consistency of operations.

Area Developers. The area development agreement is an extension of the standard franchise agreement.  The area development agreement provides area developers with the right to execute more than one franchise agreement in accordance with a fixed development schedule.  Restaurants established under these agreements must be located in a specific territory in which the area developer will have limited exclusive rights.  Area developers pay an initial development fee generally equal to the total initial franchise fee for the first franchise agreement to be executed pursuant to the development schedule plus 10% of the initial franchise fee for each additional franchise agreement to be executed pursuant to the development schedule.  Generally the initial development fee is not refundable, but will be applied in the proportions described above to the initial franchise fee payable for each franchise agreement executed pursuant to the development schedule.  New area developers will pay monthly royalties for all restaurants established under such franchise agreements on a declining scale generally ranging from 5% of gross sales for the initial restaurant to 3% of gross sales for the fourth restaurant and thereafter as additional restaurants are developed.  Area development agreements are not assignable without our prior written consent.  We will retain rights of first refusal with respect to proposed sales of restaurants by the area developers.  Area developers are not permitted to compete with us.  As described above, the enforceability and permitted scope of such noncompetition provisions may vary from state to state. If an area developer fails to meet its development schedule obligations, the Company can, among other things, terminate the area development agreement or modify the territory in the agreement. These termination rights may be limited by applicable state franchise laws.  We currently have two area developers operating Casa Olé restaurants in Texas and Louisiana.

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

Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours.  Typically, licenses must be renewed periodically and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of our restaurants, including minimum age of patrons drinking alcoholic beverages and of employees serving alcoholic beverages, training, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  We are also subject to "dramshop" statutes that generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment determined to have wrongfully served alcoholic beverages to the intoxicated person.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance.  Additionally, within thirty days of employment by the Company, each of our Texas employees who serves alcoholic beverages is required to attend an alcoholic seller training program that has been approved by the Texas Alcoholic Beverage Commission and endorsed by the Texas Restaurant Association that endeavors to educate the server to detect and prevent over-service, as well as underage service, of the customers at our restaurants.

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

Trademarks, Service Marks and Trade Dress

We believe our trademarks, service marks and trade dress have significant value and are important to our marketing efforts.  We have registered the trademarks for “Casa Olé”, “Casa Olé Mexican Restaurant”, “Monterey’s Tex-Mex Café”, “Monterey’s Little Mexico”, “Tortuga Cantina” and “Crazy Jose’s.” We have a federal registration for Mission Burritos Fresh Food Fast & design and a pending federal application for Mission Burrito More Choices. More Flavor. & design.  We also have a Texas state registration for the wordmark Mission Burritos.

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

Changes in General Economic and Political Conditions Affect Consumer Spending and May Harm Our Revenues and Operating Results.  With a few exceptions, most of the restaurant industry’s casual dining segment experienced a slow down or negative same-store sales and tighter profit margins in 2009.  The forecast for 2010 continues to be cautious, calling for a continuation of the current economic recession.  A few economic conditions that could impact the economy and our operating results are: high unemployment; the economic recession and the subsequent decline in household wealth could reduce consumers’ level of discretionary spending; and a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues.  A return to rising fuel and energy costs could reduce consumers’ level of discretionary spending.  Additionally, the continued responses to the terrorist attacks on the United States, possible future terrorist attacks and the conflicts in Iraq and Afghanistan and their aftermath may exacerbate current economic conditions and lead to a further weakening in the economy.  Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

Our Small Restaurant Base and Geographic Concentration Make Our Operations More Susceptible to Local Economic Conditions and the Economic Downturn May Adversely Impact Our Results.  The results achieved to date by our relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a more geographically dispersed area.  Because of our relatively small restaurant base, an unsuccessful new restaurant could have a more significant effect on our results of operations than would be the case in a company owning more restaurants.  Additionally, given our present geographic concentration (all of our company-owned units are currently in Texas, especially along the Gulf Coast region, and in Oklahoma and Louisiana), results of operations may be adversely affected by economic or other conditions in the region, such as hurricanes, and any adverse publicity in the region relating to its restaurants could have a more pronounced adverse effect on our overall sales than might be the case if our restaurants were more broadly dispersed.  Also, the ongoing economic downturn could result in continued material decreases in discretionary spending by consumers, which in turn could continue to materially and adversely affect our business and results of operations.

Natural Disasters such as Hurricanes May Adversely Impact Our Net Income.  The occurrence of natural disasters, such as fires or hurricanes could unfavorably affect our operations and financial performance.  Such events could result in physical damage to one or more of our restaurants; the temporary or permanent closure of one or more of our restaurants or corporate office; the temporary lack of an adequate work force in an affected geographical trade area; the temporary or long-term disruption in the supply of food, beverages, beer and other products to our restaurants; the temporary disruption of electric, water, sewer and waste disposal services necessary for our restaurants to operate; and/or, the temporary reduction in the availability of certain products in our restaurants.

Cost Pressures May Adversely Impact Our Net Income.  We believe that certain cost pressures impacted net income during fiscal year 2008 that did not impact fiscal year 2009.  In fiscal year 2008, substantial increases in food commodity prices, utilities and group health insurance had a marked impact on our operating results to the extent such increases could not be passed along to customers.  In fiscal year 2009, we showed comparative improvements in each of these costs.  In fiscal year 2009, rapidly declining same-store sales had a greater impact on our operating results to the extent that certain fixed costs and semi-fixed costs were more difficult to cover.  There can be no assurance that we will not experience similar cost pressures or declining same-store sales pressures in fiscal year 2010.  If operating expenses increase, our management intends to attempt to recover increased costs by increasing prices to the extent deemed advisable in light of competitive conditions.

Increases in the minimum wage may have a material adverse effect on our business and financial results.  Many of our employees are subject to various minimum wage requirements.  The federal minimum wage increased from $5.85 to $6.55 per hour and then to $7.25 per hour on July 24, 2008 and 2009, respectively.  We estimated that the increase in the federal minimum wage impacted our labor cost by approximately $2,000 per week in fiscal year 2008 and $4,300 per week in fiscal year 2009.  To the extent that we cannot increase menu prices or reduce labor hours worked, the minimum wage increases will continue to adversely impact our business, financial condition, results of operations and cash flows.

Changes in food costs could negatively impact our revenues and results of operations.  Our profitability is dependent in part on our ability to anticipate and react to changes in food costs. Other than for a portion of our produce, which is purchased locally by each restaurant, we rely on Ben E. Keith Company as the primary distributor of our ingredients.  Ben E. Keith Company is a privately held corporation that is part of a cooperative of independent food distributors (Unipro) located throughout the nation.  We have an exclusive contract with Ben E. Keith Company on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies.  Any increase in distribution prices by Ben E. Keith Company could cause our food costs to fluctuate.  Additional factors beyond our control, including adverse weather conditions and governmental regulation, may affect food costs.  We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

Rising Insurance Costs Could Negatively Impact Our Profitability.  We are insured against a variety of uncertainties.  We also provided group health insurance to certain of our employees and cover approximately 65% of the cost.  While the cost of certain insurance coverages increased in 2009, we were able to negotiate lower premium costs for other insurance coverages, and in general, were able to minimize the overall increase and impact of all total insurance costs to the Company.  For example, while an increase in property and casualty premiums had an adverse impact on our profitability in fiscal year 2009, the decrease in group health insurance costs had a positive impact on our profitability in fiscal year 2009.  Each year, we renew our insurance coverages.  Although we try to be proactive in our efforts to control insurance costs, market forces beyond our control may thwart our ability to manage these costs.  We expect insurance premiums for property and casualty insurance to increase slightly in fiscal year 2010.  The direction of costs for our group health insurance depends, in part, on the usage of the plan by plan participants.

Health Concerns such as H1N1 Viruses May Adversely Impact Our Profitability.  The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as norovirus, Avian Flue or ‘SARS,’ and H1N1 or “swine flu”, or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.”  To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product.  For example, health concerns relating to the consumption of beef or to specific events such as the outbreak of “mad cow disease” may adversely impact sales of our beef-related menu items.  In addition, public concern over “avian flu” may cause fear about the consumption of chicken, eggs and other products derived from poultry.  The inability to serve beef or poultry-based products would restrict our ability to provide a variety of menu items to our guests.  If we change our menu in response to such concerns, we may lose guests who do not prefer the new menu, and we may not be able to attract new guests to produce the revenue needed to restore the profitability of our restaurant operations.  We also may generate different or additional competitors for our intended guests as a result of such a menu change and may not be able to successfully compete against such competitors.  If a virus is transmitted by human contact, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant guest traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level.  We also could be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations.  Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time.  Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease.

Seasonal Fluctuations in Sales and Earnings Affect Our Quarterly Results.  Our sales and earnings fluctuate seasonally.  Historically, our highest sales and earnings have occurred in the second and third calendar quarters, which we believe is typical of the restaurant industry and consumer spending patterns in general.  In addition, quarterly results have been and, in the future are likely to be, substantially affected by the timing of new restaurant openings and the positive or negative direction of same-store sales.  Because of the seasonality of our business, the impact of new restaurant openings and direction of same-store sales, results for any calendar quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

        An Increase In Our Interest Rates May Adversely Impact Net Income.    We are subject to interest rate fluctuations under the terms of our outstanding bank debt with Wells Fargo Bank, N.A.   The interest rate is either the prime rate or LIBOR plus a stipulated percentage.  Accordingly, we are impacted by changes in the prime rate and LIBOR.  As of March 29, 2010, we had $5.2 million outstanding on our credit facility with Wells Fargo.

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

Our Access to Capital and/or Financing May Not Be Available When Needed.  Our ability to continue to successfully grow our business depends, in part, on the availability of adequate capital to finance the development of additional new restaurants and other growth-related expenses.  Changes in our operating plans, acceleration of our expansion plans, a decision to acquire another restaurant concept, lower than anticipated revenues, unanticipated and/or uncontrollable events in the capital or credit markets that impact our liquidity, lower than anticipated tenant improvement allowances offered by landlords, increased expenses or other events, including those described in this Annual Report on Form 10-K, may cause us to seek additional debt or equity financing on an accelerated basis in the event our cash flow from operations is insufficient.  Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could adversely affect our growth and other plans, as well as our financial condition.  Additional equity financing, if available, may be dilutive to the holders of our common stock and adversely affect the price of our common stock.  Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs.  In addition, continued disruptions in the global credit and equity markets, including unanticipated and/or uncontrollable events in the capital or credit markets, may have an adverse effect on our liquidity and our ability to raise additional capital if and when required.

Our Ability to Modify and/or Extend Lease Terms At Rates Reasonable To The Company Could Adversely Affect Our Profitability.  As of March 29, 2010, all 55 of our company-owned restaurants are located on leased premises and are subject to varying lease-specific arrangements.  For example, some of the leases require base rent, subject to regional cost-of-living increases, and other leases include base rent with specified periodic increases.  Other leases are subject to renewal at fair market value, which could involve substantial increases.  Additionally, many leases require contingent rent based on a percentage of gross sales.  We currently have no restaurant leases that will expire during the next 12 months.  While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially.

The success of our restaurants depends in large part on their leased locations.  As demographic and economic patterns change, current leased locations may or may not continue to be attractive or profitable.  Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas could result in reduced revenues in those locations.  In addition, desirable leased locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation.

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

Our Management and Directors Hold a Majority of the Common Stock.  Approximately 64.8% of our Common Stock and rights to acquire Common Stock are beneficially owned or held by Michael D. Domec, Larry N. Forehand, and Louis P. Neeb, directors and/or executive officers or affiliates thereof.  As a result, these individuals have substantial control over matters requiring shareholder approval, including the election of directors.

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

Our success depends on our ability to compete effectively in the restaurant industry.  The restaurant industry is highly competitive. We compete on the basis of the taste, quality and price of food offered, guest service, brand name identification, attractiveness of the facilities, restaurant location, atmosphere and overall dining experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant companies. In addition, we compete with other restaurants and with retail establishments for real estate. We also compete within each of our trade areas with national and regional restaurant chains and locally-owned restaurants. We also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. Many of our competitors have substantially greater financial, marketing and other resources than we do.

     As a result of the currently weak economy, restaurant consumers are more highly focused on value. If other restaurants are able to promote and deliver a higher degree of perceived value through heavy discounting or other methods, our guest traffic levels may suffer which would adversely impact our revenues and profitability. In addition, with improving product offerings at “fast-casual” restaurants, quick-service restaurants and grocery stores, consumers may choose to trade down to these alternatives, which could also negatively affect our financial results.

    We believe that we have built a favorable reputation for the quality and differentiation of our restaurant concept. We also believe that we must continue to re-invest in our core established restaurant operations to further protect and grow the overall consumer “value” of our concept so that it will continue to be relevant in the future. Any incident that erodes consumer trust in, or their attraction to, our concept could significantly reduce its value.  If consumers perceive or experience any material reduction in food quality, service or ambiance, or in any way believe we materially failed to deliver a consistently positive dining experience, the consumer “value” of our concept could suffer.

Negative publicity about us, our restaurants, other restaurants, others across the food supply chain, or the consumption of beef, seafood, poultry/produce, beer or alcoholic beverages, whether or not accurate, could adversely affect the reputation and popularity of our restaurants and our results of operations.  The good reputation of our restaurants is a key factor to the success of our business. Incidents that occur at any of our restaurants, or at restaurants operated by other food service providers or generally in the food supply chain, could be damaging to the restaurant industry overall, may specifically harm our brand and reputation and may quickly result in negative publicity for us, which could adversely affect our reputation and popularity with our guests. In addition, negative publicity resulting from poor food quality, illness, injury, food tampering or other health concerns, whether related to one of our restaurants, to the restaurant industry in general, or to the beef, seafood, poultry or produce industries in general (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, hepatitis A, avian flu, salmonella, and other food-borne illnesses), or operating problems related to one or more of our restaurants, could adversely affect sales for all of our restaurants and make our brand and menu offerings less appealing to consumers. If our restaurant guests or employees become ill from food-borne illnesses, we could be forced to temporarily close the affected restaurants.

Failure to protect our trademarks, service marks, trade secrets or other intellectual property could adversely affect our business.  Our business prospects depend in part on our ability to develop favorable consumer recognition of our brands.  We believe our trademarks, service marks and trade dress have significant value and are important to our marketing efforts.  We have registered the trademarks for “Casa Olé”, “Casa Olé Mexican Restaurant”, “Monterey’s Tex-Mex Café”, “Monterey’s Little Mexico”, “Tortuga Cantina” and “Crazy Jose’s.” We have a federal registration for Mission Burritos Fresh Food Fast & design and a pending federal application for Mission Burrito More Choices. More Flavor. & design.  We also have a Texas state registration for the wordmark Mission Burritos.  Our trademarks, service marks, trade dress, trade secrets or other intellectual property could be imitated or appropriated in ways that we cannot prevent. Alternatively, third parties may attempt to cause us to change our trademarks, service marks or trade dress or not operate in a certain geographic region or regions if our names are deemed confusingly similar to their prior trademarks, service marks or trade dress. We may also encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. This could harm our image, brand or competitive position and cause us to incur significant penalties and costs. In addition, we rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may result in a judgment or monetary damages. We do not maintain confidentiality and non-competition agreements with all of our employees or suppliers. Moreover, even with respect to the confidentiality and non-competition agreements we have, we cannot assure that those agreements will not be breached, that they will provide meaningful protection or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets, proprietary know-how or recipes, the appeal of our restaurants could be reduced and our business could be harmed.

Failure to establish, maintain and apply adequate internal control over our financial reporting could affect our reported results of operations.  We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Should we identify a material weakness in internal controls, there can be no assurance that we will be able to remediate any future material weaknesses that may be identified in a timely manner or maintain all of the controls necessary to remain in compliance.  Any failure to maintain an effective system of internal controls over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

In fiscal year 2009, we moved our executive offices within Houston, Texas and reduced our office space from 10,015 square feet to 9,636 square feet.  The offices are currently leased by us from Aerospace Operating Associates, LP, under a gross lease (where the landlord pays utilities and property taxes) expiring on April 30, 2017, with rental payments of $13,250 per month (approximately the same monthly cost as the former office space) after five months of abated rent.  We believe that our properties are generally well maintained, in good condition and adequate for our operations.  Further, we believe that suitable additional or replacement space under comparable terms will be available if required.

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

All of the Company-owned restaurant sites are leased.  During fiscal year 2007, we subleased a previously closed restaurant and assigned one lease as part of the sale of one company-owned restaurant to Larry Forehand, a Director and Vice Chairman of our Board of Directors.  See “Footnote (9) Related Party Transactions”.

During fiscal year 2009, we opened one new Mission Burrito restaurant and remodeled one existing restaurant.

Restaurant Locations

At January 3, 2010, we had 55 Company-operated restaurants, 17 franchise restaurants and one licensed restaurant.  As of such date, we operated and franchised 42 Casa Olé restaurants in the State of Texas and four in the State of Louisiana; operated five Monterey’s Little Mexico restaurants in the State of Oklahoma; operated and licensed 10 Monterey’s Little Mexico restaurants in the State of Texas; operated three Tortuga Coastal Cantina restaurants in the State of Texas; operated three Crazy Jose’s in the State of Texas; and operated six Mission Burritos in the State of Texas.  Our portfolio of restaurants at January 3, 2010 is summarized below:

Casa Olé
	Company-operated	29	Leased
	Franchisee-operated	17
	Concept total	46

Monterey’s Little Mexico
	Company-operated	14	Leased
	Licensee-operated	1
	Concept total	15

Tortuga Coastal Cantina
	Company-operated	3	Leased
	Concept total	3

Crazy Jose’s
	Company-operated	3	Leased
	Concept total	3

Mission Burrito
	Company-operated	6	Leased
	Concept total	6

	System total	73

ITEM 3.                  LEGAL PROCEEDINGS

We are involved from time to time in litigation relating to claims arising from our operations in the normal course of business.  Management believes that the ultimate disposition of all uninsured matters resulting from existing litigation will not have a material adverse effect on our business or financial position.

ITEM 4.                  RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our Common Stock trades on the Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol “CASA.”  At March 23, 2010, the closing price of our Common Stock as reported on the Nasdaq Small Cap Market was $2.30.  The following table sets forth the range of quarterly high and low reported sale prices of the Company’s Common Stock on the Nasdaq Small Cap Market during each of our fiscal quarters since the beginning of our 2008 fiscal year.

	HIGH	LOW

Fiscal Year 2010:
First Quarter (through March 23, 2010)	$2.81	$2.08

Fiscal Year 2009:
First Quarter (ended March 29, 2009)	$3.00	$1.73
Second Quarter (ended June 28, 2009)	$4.54	$2.06
Third Quarter (ended September 27, 2009)	$3.60	$2.25
Fourth Quarter (ended January 3, 2010)	$2.55	$2.12

Fiscal Year 2008:
First Quarter (ended March 30, 2008)	$6.51	$5.11
Second Quarter (ended June 29, 2008)	$5.88	$3.35
Third Quarter (ended September 28, 2008)	$5.65	$3.75
Fourth Quarter (ended December 28, 2008)	$5.39	$1.36

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

The following performance graph compares the cumulative return of the Common Stock with that of the Nasdaq Composite Index and the Standard & Poors Small Cap Restaurants Index, assuming in each case an initial investment of $100 at December 31, 2004.

Holders. As of March 25, 2010, we estimate that there were approximately 600 beneficial owners of our Common Stock, represented by approximately 50 holders of record, and 3,299,641 shares of Common Stock outstanding.

Issuer Purchases.  We did not repurchase any shares of our Common Stock during 2009.

Equity Compensation Plan Information.  We have four stock-based compensation plans under which we have issued shares of common stock to employees, officers, directors and consultants.  The 2005 Long Term Incentive Plan was approved by shareholders and authorizes the granting of common stock in the form of incentive stock options, non-qualified stock options, and restricted stock. The 2005 Long Term Incentive Plan is the only plan with securities remaining available for future issuance.  The 1996 Long Term Incentive Plan and the Stock Option Plan for Non-Employee Directors were both also approved by shareholders and both plans authorized the granting of common stock in the form of incentive stock options and non-qualified stock options.  Each of these two plans has terminated by its terms.  The 1996 Manager’s Stock Option Plan was not approved by shareholders and it authorized the granting of common stock in the form of non-qualified stock options.  This plan has also terminated by its terms.  The following table provides information about the shares of our common stock that may be issued upon exercise of awards under these four plans as of January 3, 2010.

	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options and Restricted Stock Shares	Weighted Average Exercise Price of Outstanding Stock Options (1)	Number of Securities Remaining Available for Future Issuance Under Stock-based Compensation Plans
Stock-based compensation plans approved by shareholders	312,500	$10.70	59,500
Stock-based compensation plans not approved by shareholders	99,750	$3.09	0

(1)  Grants of restricted stock are valued as of the date of vesting and have no exercise price.  Consequently, they are not included in the calculation of weighted average exercise price.
Dividends.  Since our 1996 initial public offering, we have not paid cash dividends on our Common Stock.  We intend to retain earnings of the Company to support operations, to finance expansion and pay down our debt, and do not intend to pay cash dividends on the Common Stock for the foreseeable future.  In addition, our current credit agreement prohibits the payment of any cash dividends.  Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition, the ability to do so under then-existing credit agreements and other factors deemed relevant by the Board of Directors.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” contained in Item 7 to this Report.

ITEM 6.                      SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Consolidated Financial Statements and the related Notes thereto included in Item 8, hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7, hereof.

	Fiscal Years
	(In thousands, except share and per share amounts)
	2005	2006	2007	2008	2009
Income Statement Data:
Revenues:
Restaurant sales	$68,219	$72,608	$73,591	$73,008	$71,253
Franchise fees, royalties and other	584	709	566	534	554
Business interruption	534	60	--	318	211
	69,337	73,377	74,157	73,860	72,018
Costs and expenses:
Cost of sales	18,359	19,880	20,934	21,095	20,411
Restaurant operating expenses	38,217	41,020	42,323	42,022	41,652
General and administrative	6,427	7,285	6,986	7,183	6,483
Depreciation and amortization	2,441	2,884	3,185	3,275	3,523
Goodwill impairment	--	--	--	5,130	--
Impairment and restaurant closure costs	--	448	100	343	358
Loss (gain) on involuntary disposals	(472)	(367)	--	(686)	21
Loss on sale of other property and equipment	340	26	205	204	127
	65,312	71,176	73,733	78,566	72,575

Operating income (loss)	4,025	2,201	424	(4,706)	(557)
Other expense, net	(404)	(303)	(443)	(388)	(160)

Income (loss) before income taxes	3,621	1,898	(19)	(5,094)	(717)

Income tax benefit (expense)	(1,148)	(533)	109	1,362	(72)
Income (loss) from continuing operations	2,473	1,365	90	(3,732)	(789)

Discontinued operations
Income (loss) from discontinued operations, net of taxes	(156)	(227)	259	(255)	(60)
Net income (loss)	$2,317	$1,138	$349	$(3,987)	$(849)

	2005	2006	2007	2008	2009
Basic income (loss) per share:
Income (loss) from continuing operations	$0.72	$0.40	$0.03	$(1.15)	$(0.24)
Income (loss) from discontinued operations	(0.04)	(0.07)	0.07	(0.07)	(0.02)
Net income (loss)	$0.68	$0.33	$0.10	$(1.22)	$(0.26)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.67	$0.39	$0.03	$(1.15)	$(0.24)
Income (loss) from discontinued operations	(0.04)	(0.07)	0.07	(0.07)	(0.02)
Net income (loss)	$0.63	$0.32	$0.10	$(1.22)	$(0.26)

Weighted average shares – Basic	3,415,806	3,402,207	3,339,280	3,255,503	3,280,152

Weighted average shares – Diluted	3,700,876	3,521,587	3,430,276	3,255,503	3,280,152

	As of the End of Fiscal Years

	2005	2006	2007	2008	2009
	(In thousands)
Balance Sheet Data:
Working capital deficit, excluding assets and liabilities held for sale	$(1,632)	$(1,928)	$(911)	$(828)	$(667)
Total assets	$33,137	$33,276	$34,356	$31,503	$27,727
Long-term debt, less current portion	$4,500	$3,800	$6,400	$7,500	$5,150
Total stockholders’ equity	$18,884	$20,573	$19,265	$15,486	$14,927

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Overview

The Company was organized under the laws of the State of Texas in February 1996.  Through our subsidiaries, we operate and franchise Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Little Mexico, Tortuga Coastal Cantina and Crazy Jose’s.  We also operate fast casual burrito restaurants under the name Mission Burrito.  At January 3, 2010 we operated 55 restaurants, franchised 17 restaurants and licensed one restaurant in various communities in Texas, Louisiana and Oklahoma.

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

The consolidated balance sheets and statements of operations and cash flows for fiscal years 2008 and 2007 have been adjusted to remove the operations, assets and liabilities for all units that have been disposed of and are reclassified as discontinued operations.

Fiscal Year

We have a 52/53 week fiscal year ending on the Sunday nearest December 31.  References in this Report to fiscal 2009, 2008 and 2007 relate to the periods ended January 3, 2010, December 28, 2008, and December 30, 2007, respectively.  Fiscal year 2009 presented herein consisted of 53 weeks.  Fiscal years 2008 and 2007 presented herein consisted of 52 weeks.

Results of Operations

Fiscal Year 2009 Compared to Fiscal Year 2008 as Adjusted for Discontinued Operations

Revenues.    Fiscal year 2009 consisted of 53 weeks compared with 52 weeks for fiscal year 2008.  Our revenues for the fiscal year ended January 3, 2010 were down $1.8 million or 2.5% to $72.0 million compared with fiscal year 2008.  Restaurant sales for fiscal year 2009 decreased $1.76 million or 2.4% to $71.3 million compared with fiscal year 2008.  For the fiscal year ended January 3, 2010, Company-owned same-restaurant sales decreased approximately 8.6%, or $6.2 million.  Offsetting the decline in same-restaurant sales was the 53rd week of sales, which added $1.3 million of restaurant revenue to fiscal year 2009, new restaurant sales of $1.4 million and approximately $2.0 million in revenue from restaurants that were temporarily closed in fiscal year 2008 because of two restaurant fires and Hurricanes Gustav and Ike.   Franchised-owned restaurant sales, as reported by franchisees, decreased approximately 3.7% over the same period in 2008 (franchise sales are accounted for by calendar months).  The franchised-owned sales were not adjusted for sales that were lost due to Hurricanes Gustav and Ike in fiscal year 2008.

Franchise fees, royalties and other for the fiscal year ended January 3, 2010 was up $20,829 or 3.9% to $554,439 compared with fiscal year 2008.  Franchise fees and royalties were down 6.9% reflecting the decline in franchise same-store sales, offset by other miscellaneous revenue primarily from a Visa, Master-Card class action lawsuit and a one-time adjustment related to paper gift certificates.

In fiscal year 2009, we recorded $210,847 of business interruption proceeds related to claims for Hurricane Ike store closures and one restaurant fire that occurred in fiscal year 2008.  In fiscal year 2008, we recorded $317,717 of business interruption proceeds related to claims for two restaurant fires and Hurricane Ike store closures.  The proceeds from the insurance claims related to the fires have been fully collected and the proceeds from the insurance claim related to the hurricane have been substantially collected.

Costs and Expenses.  Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, decreased 30 basis points as a percent of restaurant sales to 28.6% compared with 28.9% in fiscal year 2008.  The decrease primarily reflects lower dairy and cheese cost, partially offset by higher produce and tortilla costs, and higher food discounts to customers.

Labor and other related expenses increased as a percentage of restaurant sales 70 basis points to 33.3% compared with 32.6% for fiscal year 2008.  The increase reflects labor cost leverage that is lost when same-store sales decline; for example, both management labor and back of the house labor, which are semi-fixed in nature, increased as a percentage of sales due to the decline in sales.  Further, the federal minimum wage increased from $6.55 to $7.25 per hour on July 24, 2009.  We estimated that the increase in the federal minimum wage impacted our labor cost by approximately $4,300 per week.  However, we managed to hold the increase in hourly labor as a percentage of restaurant revenue to 20 basis points by cutting back hours, especially overtime hours worked.

Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased in fiscal year 2009 as a percentage of restaurant sales 30 basis points to 25.1% as compared with 24.8% in fiscal year 2008.  The increase reflects higher coupon, rent, insurance and repair and maintenance expenses, partially offset by lower electric and gas expenses and lower marketing expenses.

               General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations.  General and administrative expenses decreased 70 basis points as a percentage of total sales to 9.0% compared with 9.7% for fiscal year 2008.  General and administrative expenses as a percentage of total revenues decreased due to the planned reduction in salaries and staff, bonuses and most department expenses, partially offset by higher legal and stock compensation expense, both primarily related to the sale of La Senorita.  As part of the staff reductions, we incurred $190,000 in severance expenses in the fourth quarter of fiscal year 2009.  Actual general and administrative expenses decreased $699,208 in fiscal year 2009 compared with fiscal year 2008.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of other assets.  Depreciation and amortization expense increased as a percentage of total revenues 50 basis points to 4.9% in fiscal year 2009 as compared with 4.4% in fiscal year 2008.  Actual depreciation and amortization expense increased $247,462 in fiscal year 2009 compared with fiscal year 2008.  The increase reflects additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

During fiscal year 2009, we incurred $21,745 in pre-opening expenses related to the opening of a Mission Burrito restaurant.  In fiscal year 2008, we incurred $141,219 in pre-opening expenses related to the re-opening of one Casa Olé restaurant that had been closed for repairs due to a fire and the opening of four new Mission Burrito restaurants.

Goodwill Impairment. Goodwill represents the excess of costs over fair value of assets of businesses acquired.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.  At fiscal year end 2009, management determined that the fair value exceeded the carrying amount of the reporting unit and no impairment was recorded.  The fair value exceeded the carrying value by 5.1%.  The amount of goodwill allocated to the reporting unit was approximately $5.0 million.  At year end 2008, management determined that the fair value did not exceed the carrying amount of the reporting unit and recorded an impairment of approximately $5.1 million.  At year end 2007, management determined that the fair value exceeded the carrying amount of the reporting unit and no impairment was recorded.

We used quantitative and qualitative assumptions to evaluate the possible impairment of goodwill and used three methods of evaluation, two of which were market driven and one of which was income driven.  One of the market driven methods used nine guideline companies that were selected by management, five of which have market capitalization approximately the same size as the Company.    The income driven method was based on key assumptions that included the Company’s current and discounted future earnings, cash flows, and capital expenditures.  Because these are forward looking projections that require estimates and judgment, they are subject to the same risks and uncertainties that are inherent in making such projections.  See “Item 1A. Risk Factors” for more discussion of uncertainties.   In utilizing the income method, we also reviewed analysis provided by restaurant industry reports.

Of the three methods used to evaluate for possible impairment of goodwill, one of the market methods (market capitalization) determined a fair value less than the carrying value of goodwill.  The other two methods determined a fair value greater than the carrying value of goodwill.  It was our judgment that a weighted outcome of all three methods provided the best evaluation of goodwill impairment.  Our determination took into account the current recessionary environment and its impact on the Company’s business, as well as the inherent limitations of the stock markets’ ability to accurately value a company, such as ours, with a micro capitalization that is thinly traded with a limited stock float.

Impairment and Restaurant Closure Costs.  Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

During fiscal year 2009, we expensed $358,291 to impair the assets primarily related to rent differential adjustments for two subleased restaurants located in Idaho, asset impairments for the corporate office, and to a lesser extent, two under-performing restaurants operating in the Houston area.  During fiscal year 2008, we expensed $342,861 to impair the assets of one under-performing restaurant earmarked for closure when its lease expired in fiscal year 2009 and two other under-performing restaurants, and for broker commissions related to two subleased restaurant sites in Idaho.

Loss (Gain) on Involuntary Disposals   The consolidated statement of operations for the fiscal year end 2009 includes a separate line item for loss on involuntary disposals of $20,620 resulting primarily from costs related to our Hurricane Ike insurance claim, partially offset by insurance proceeds received for the replacement of assets.   Fiscal year 2008 includes a separate line item for gain on involuntary disposals of $(686,237) resulting primarily from the write-off of assets damaged by two restaurant fires and by hurricanes Gustav and Ike, offset by insurance proceeds for the replacement of assets.

Loss on Sale of Other Property and Equipment.  During fiscal year 2009, we recorded losses of $127,293 primarily related to the disposal of restaurant assets.  During fiscal year 2008, we recorded losses of $204,371 primarily related to the disposal of restaurant assets during the conversion of an existing restaurant into a Mission Burrito restaurant.

Other Income (Expense).   Net expense decreased $228,215 to $159,636 in fiscal year 2009 compared with a net expense of $387,851 in fiscal year 2008.  Interest expense decreased $233,249 to $194,493 in fiscal year 2009 compared with interest expense of $427,742 in fiscal year 2008, reflecting a decrease in interest rates and debt outstanding.

Income Tax Expense.   Our effective tax rate from continuing operations for fiscal year 2009 was an expense of 71.10% as compared to a benefit of 26.75% for fiscal year 2008.  In fiscal years 2009 and 2008, we had a pretax net loss from continuing operations. The significant items that impacted the effective tax rate for 2009 are FICA tip credits, a FICA tip credit valuation allowance, and state income taxes.  The significant items that impacted the effective tax rate for 2008 are a permanent difference related to goodwill, FICA tip credits, and state income taxes.  We recorded a receivable of approximately $358,000 in 2009 for an expected income tax refund for carrying back the 2008 net operating loss.  In fiscal year 2009, we were not able to use any of our current year tax credits, but tax credits of approximately $371,000 can be carried forward for a twenty year period to reduce future federal regular income taxes.

Discontinued Operations.   On April 7, 2009, we sold substantially all of the operating assets and liabilities of our La Senorita restaurant chain (consisting of five site locations) located in Michigan for $2,557,603 as adjusted under the terms of the purchase agreement.  We recorded a gain on this sale of $387,083, net of allocated goodwill, in the second quarter of 2009.  Proceeds from the sale were used to pay down long-term debt.  On January 24, 2009, we closed one underperforming Mission Burrito restaurant.  The results of operations for the current and prior periods for the La Senorita chain and the closed Mission Burrito restaurant have been reported as discontinued operations.  During fiscal year 2009, we recognized a net loss from discontinued operations of $59,796 from the sale of the chain and the closure of the Mission Burrito restaurant.  Income from discontinued operations of $36,021 during fiscal year 2009 reflects operating income from the La Senorita restaurants, partially offset by operating losses from the closed Mission Burrito restaurant.  Restaurant closure costs of $201,229, during fiscal year 2009, primarily reflect costs associated with the closure of the Mission Burrito restaurant.  Gain on sale of assets of $386,502 during fiscal year 2009 resulted primarily from the sale of La Senorita.

The assets and liabilities related to the sale of the La Senorita chain that were sold have been classified as held for sale in the consolidated balance sheets as of December 28, 2008.  The assets and liabilities of the Mission Burrito restaurant and certain assets and liabilities of La Senorita that were not sold have been classified as related to discontinued operations.  We used the furniture and equipment from the closed Mission Burrito restaurant at our new Mission Burrito restaurant that we opened third quarter of fiscal year 2009.  Current liabilities related to discontinued operations of the closed Mission Burrito restaurant include estimated lease obligations and are included with the current portion of liabilities associated with leasing and exit activities.

Fiscal Year 2008 Compared to Fiscal Year 2007 as Adjusted for Discontinued Operations

Revenues.  Our revenues for the fiscal year ended December 28, 2008 were down $297,955 or 0.4% to $73.9 million compared with fiscal year 2007.  Restaurant sales for fiscal year 2008 decreased $582,775 or 0.8% to $73.0 million compared with fiscal year 2007.  We lost approximately $1.15 million in restaurant sales from the impact of Hurricanes Gustav and Ike.  Restaurant sales were also impacted by approximately $900,000 due to restaurant fires at two stores.  The decrease also reflects the sale of the Stafford, Texas Casa Olé restaurant in July of 2007.  An increase in same-store sales partially offset the above mentioned decreases, along with the addition of four Mission Burrito fast casual restaurants.  For the 52-week period ended December 28, 2008, excluding the lost sales from the hurricanes and fires from the same-store sales comparison (only stores open in both periods are included in same-store sales amounts), Company-owned same-restaurant sales increased approximately 2.0%.  Franchised-owned same-restaurant sales, as reported by franchisees, and reflecting the lost hurricane sales, increased approximately 1.2% over the same 52-week period ended December 28, 2008.

Franchise fees, royalties and other for the fiscal year ended December 28, 2008 was down $32,897 or 5.8% to $533,610 compared with fiscal year 2007 because other miscellaneous revenues of a nonrecurring nature were realized in fiscal year 2007.

In fiscal year 2008, we recorded $317,717 of business interruption proceeds related to claims for two restaurant fires and Hurricane Ike store closures.

Costs and Expenses.  Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, increased 50 basis points as a percent of restaurant sales to 28.9% compared with 28.4% in fiscal year 2007.  The increase primarily reflects higher commodity prices, especially cheese, produce, tortillas, supplies and paper costs, and higher food discounts to customers.  In March and again in September of 2008, we raised menu prices at most of the concepts in an effort to offset some of the rise in commodity costs.

Labor and other related expenses increased as a percentage of restaurant sales 10 basis points to 32.6% compared with 32.5% for fiscal year 2007.  Higher group health insurance expense impacted restaurant labor 10 basis points.  Hourly back-of-house labor and management costs increased 60 basis points, primarily due to lost sales from Hurricanes Gustav and Ike, while hourly front-of-house labor improved 50 basis points during fiscal year 2008.

Restaurant operating expenses, which primarily includes rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, decreased in fiscal year 2008 as a percentage of restaurant sales 20 basis points to 24.8% as compared with 25.0% in fiscal year 2007.  The decrease primarily reflects lower advertising expense, as we pulled commercial advertising immediately after Hurricane Ike and during the 2008 presidential campaign season, partially offset by a lower level of sales due to Hurricanes Gustav and Ike.  Electricity and natural gas costs also increased.  Favorable electricity contracts on approximately 60% of our restaurants expired in August of 2008, resulting in higher electric costs per kilowatt hour thereafter.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations.  General and administrative expenses increased 30 basis points as a percentage of total sales to 9.7% compared with 9.4% for fiscal year 2007.  The increase, as a percentage of total revenue, reflects, in part, a lower level of sales due to Hurricanes Gustav and Ike.  Actual general and administrative expenses increased $196,600 in fiscal year 2008 compared with fiscal year 2007.  The increase primarily reflects higher relocation expense, banking fees, legal expenses, consulting fees related to marketing for Mission Burrito concept development, and consulting fees related to Sarbanes-Oxley compliance, all of which were partially offset by reductions in general and administrative salaries and bonuses, and lower manager-in-training expenses.

Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of other assets.  Depreciation and amortization expense increased as a percentage of total revenues 10 basis points to 4.4% in fiscal year 2008 as compared with 4.3% in fiscal year 2007.  Actual depreciation and amortization expense increased $89,781 in fiscal year 2008 compared with fiscal year 2007.  The increase reflects additional depreciation expense for remodeled restaurants, new restaurants, and the replacement of equipment and leasehold improvements in various existing restaurants.

During fiscal year 2008, we incurred $141,219 in pre-opening expenses related to the opening of four new Mission Burrito restaurants.  In fiscal year 2007, we spent $23,947 in pre-opening expenses related to the re-opening of remodeled restaurants.

Goodwill Impairment.  Goodwill represents the excess of costs over fair value of assets of businesses acquired.    Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.  At year end 2008, management determined that the fair value did not exceed the carrying amount of the reporting unit and recorded an impairment of approximately $5.1 million.  No impairment was recorded in fiscal year 2007.

Impairment and Restaurant Closure Costs.  Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

During fiscal year 2008, we expensed $342,861 to impair the assets of one under-performing restaurant earmarked for closure once its lease expired in fiscal year 2009 and two other under-performing restaurants, and for broker commissions related to two subleased restaurant sites in Idaho.  During fiscal year 2007, we expensed $99,978 to impair the assets of two under-performing restaurants.

Gain on Involuntary Disposals   The consolidated statement of operations for fiscal year 2008 includes a separate line item for gain on involuntary disposals which includes a gain of $686,237 resulting primarily from the write-off of assets damaged by two restaurant fires, offset by insurance proceeds for the replacement of assets.  The first fire occurred on February 19, 2008 at our Casa Olé restaurant located in Vidor, Texas, which restaurant re-opened July 7, 2008.  The second fire occurred July 28, 2008 at our Casa Olé restaurant located in Pasadena, Texas, which restaurant subsequently re-opened on October 25, 2008.  The gain on involuntary disposals was partially offset by losses from Hurricanes Gustav and Ike.  We recorded net losses of $60,991 resulting primarily from spoiled inventory caused by temporary electricity outages at 35 Company-owned restaurants after Hurricane Ike made landfall on September 13, 2008.

During fiscal year 2008, our insurers have paid $739,969 and we have recorded a receivable of $241,757 related to property damage.  We have spent $1,167,418 as of December 28, 2008 for the replacement of assets related to the two fires and the two hurricanes.

Loss on Sale of Other Property and Equipment.  During fiscal year 2008, we recorded losses of $204,371 primarily related to the disposal of restaurant assets during the conversion of an existing restaurant into a Mission Burrito restaurant.

During fiscal year 2007, we recorded a loss on the sale of assets of $205,377, reflecting the loss from two remodeled restaurants and from the sale of one under-performing restaurant to Mr. Forehand, Vice Chairman of the Company, who purchased the assets of our Casa Olé restaurant located in Stafford, Texas for an agreed price of 26,806 shares of our common stock.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, for a total value of $218,205.  The Stafford restaurant operates under our uniform franchise agreement and is subject to a monthly royalty fee.

Other Income (Expense).   Net expense decreased $54,950 to $387,851 in fiscal year 2008 compared with a net expense of $442,801 in fiscal year 2007.  Interest expense decreased $72,109 to $427,742 in fiscal year 2008 compared with interest expense of $499,851 in fiscal year 2007, reflecting a decrease in interest rates.

Income Tax Expense.   Our effective tax rate from continuing operations for fiscal year 2008 was 26.75% as compared to 584.14% for fiscal year 2007.  In fiscal year 2008, we had significantly lower pretax income from continuing operations compared to fiscal year 2007.  The permanent differences in 2008 were approximately $1.5 million higher as compared to the permanent differences in 2007 because of the goodwill impairment.  The other significant permanent differences relate to FICA tip credits and state income taxes.  In fiscal year 2008, we were not able to use all of our current year tax credits, but tax credits of approximately $291,000 can be carried forward for a twenty year period to reduce future federal regular income taxes.  The effective rate for fiscal year 2007 was high because the loss from continuing operations was small relative to the income tax benefit.

Discontinued Operations.   The consolidated statements of operations and cash flows for fiscal years 2008 and 2007 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations.  The consolidated income statements for fiscal years 2008 and 2007 have been adjusted to reflect the sale of the La Senorita restaurant chain and the closure of one Mission Burrito restaurant.

Liquidity and Capital Resources

We financed our capital expenditure requirements for the fiscal year ended January 3, 2010 primarily from our operating cash flows.  During fiscal year 2009, we had cash flows provided by operating activities of approximately $2.7 million, net of cash used in discontinued operations, compared with cash flows provided by operating activities of approximately $3.1 million and $3.7 million in fiscal years 2008 and 2007, respectively.  The decrease in cash flows from operating activities reflects the decline in profitability over the three year period.  During fiscal year 2009, we made draws of $1,250,000 and payments of $3,600,000 on our line of credit.  Proceeds from the sale of La Senorita contributed approximately $2.6 million to the amount paid on the line of credit.  As of January 3, 2010, we had a working capital deficit (excluding assets and liabilities held for sale) of $666,577 compared with a working capital deficit (excluding assets and liabilities held for sale) of $828,026 and $911,023 at December 28, 2008 and December 27, 2007, respectively.  A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

         Our principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units.  During fiscal year 2009, total cash used for capital requirements was $3,422,602 with $3,407,352 used in continuing operations and $15,250 used in discontinued operations.   Total cash used for capital requirements included $2,096,990 spent for routine capital expenditures, $607,756 for new restaurant development, $76,394 for replacement of damaged assets and $641,460 for remodels.  We opened one new restaurant during the third quarter of fiscal year 2009.  We do not plan to open any new restaurants during fiscal year 2010.  We anticipate that we will spend approximately $2.0 million for capital expenditures during the fiscal year 2010.

We entered into a Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) in June 2007 (the “Wells Fargo Agreement”).   Originally, the Wells Fargo Agreement provided for a revolving loan of up to $10 million, but the Wells Fargo Agreement was amended effective December 28, 2008, reducing the revolving loan by the amount of the net proceeds received from the sale of La Senorita, which reduced the revolver availability to approximately $7.3 million on April 7, 2009.  Effective June 28, 2009, the Wells Fargo Agreement was further amended primarily to extend the maturity date from June 29, 2010 to June 29, 2012.  The June 2009 amendment to the Wells Fargo Agreement also increased the stipulated percentages payable in connection with London Interbank Offered Rate (“LIBOR”) loans and letters of credit under the Wells Fargo Agreement, added as a condition precedent to loans made to the Company for growth capital expenditures that the Company’s total leverage ratio not exceed certain stated amounts, and amended certain financial covenants.  Effective January 3, 2010, the Wells Fargo Agreement was further amended primarily to allow for the add-back of severance expense of $190,000 that the Company incurred as part of its reduction in general and administrative expense to the Company’s calculation of rolling twelve-month cash flow.  The January 3, 2010 amendment also further reduced the revolver availability to $6.0 million effective July 4, 2010.

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

Our management believes that with our operating cash flows and our revolving line of credit under the Wells Fargo Agreement, funds will be sufficient to meet operating requirements and to finance routine capital expenditures through the next 12 months.  Unless we violate a debt covenant, our credit facility with Wells Fargo is not subject to triggering events that would cause the credit facility to become due sooner than the maturity date described in the previous paragraphs.  As of January 3, 2010, the Company was in compliance with all debt covenants and as of the date hereof expects to be in compliance with its debt covenants during the next 12 months, although we continue to closely monitor the impact of the continued deterioration of the casual dining market on our operating results.

Effects of Inflation.

Components of our operations subject to inflation include food, beverage, lease and labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases.  Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant guests.  The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations.

Contractual Obligations and Commercial Commitments.

The following table summarizes our total contractual cash obligations and commercial commitments as of January 3, 2010, including leases (in excess of one year) signed that are effective in 2010:

		Payments Due By Period
Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years

Long-Term Debt (principal only)	$5,150,000	$--	$5,150,000	$--	$--
Operating Leases	36,674,905	5,443,234	10,609,027	6,829,500	13,793,144
Total Contractual Cash Obligations	$41,824,905	$5,443,234	$15,759,027	$6,829,500	$13,793,144

The contractual obligation table does not include interest payments on our long-term debt with Wells Fargo Bank due to the variable interest rates under our credit facility and the varying debt balance during the year.  The contractual interest rate for our credit facility is either the prime rate or LIBOR base rate plus a stipulated margin.  See “Notes to Consolidated Financial Statements, ‘Footnote (3) Long-Term Debt’” for balances and terms of our credit facility at January 3, 2010.

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

Goodwill Impairment.

Goodwill represents the excess of costs over fair value of net assets of businesses acquired.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.  The impairment evaluation for goodwill is conducted using a two-step process.  In the first step, we compare the fair value of the reporting unit to its carrying amount, including goodwill.  We consider the reporting unit level to be all of the Company’s restaurants since they have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods.  If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then we must perform a second step in order to determine the implied fair value of the goodwill, and to compare it to the carrying value of goodwill.  The activities in the second step include hypothetically valuing all of the tangible and intangible assets and liabilities of the Company as if it had been acquired in a business combination.  The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the reporting unit goodwill and an impairment charge is recorded for the excess carrying value.

    There are inherent uncertainties and management judgment required in an analysis of goodwill impairment.  The assumptions used in the estimate of fair value are generally based on the past performance of the reporting unit and the intangible asset, and also reflect the projections and assumptions that are inherent in our current operating plans.  These assumptions, particularly in the current economic environment, are subject to change as a result of changing economic and competitive conditions.

At year end 2009, management determined that the fair value exceeded the carrying amount of the reporting unit and no impairment was recorded.  The fair value exceeded the carrying value by 5.1%.  Goodwill amounted to approximately $5.0 million at January 3, 2010.  At year end 2008, management determined that the fair value did not exceed the carrying amount of the reporting unit and recorded an impairment of approximately $5.1 million.  At year end 2007, management determined that the fair value exceeded the carrying amount of the reporting unit and no impairment was recorded.

We use quantitative and qualitative assumptions to compute fair value of the reporting unit and used three separate methods, two of which were market driven and one of which was income driven.  One of the market driven methods used nine guideline companies that were selected by management, five of which have market capitalization approximately the same size as the Company.    The income driven method was based on key assumptions that included the Company’s current and discounted future earnings, cash flows, and capital expenditures.  Because these are forward looking projections that require estimates and judgment, they are subject to the same risks and uncertainties that are inherent in making such projections.  See “Item 1A. Risk Factors” for more discussion of uncertainties.   In utilizing the income method, we also reviewed analysis provided by restaurant industry reports.

Of the three methods used to evaluate for fair value, one of the market methods (market capitalization) determined a fair value less than its carrying value,  The other two methods determined a fair value greater than the carrying value.  It was our judgment that a weighted outcome of all three methods provided the best evaluation of fair value.  Our determination took into account the current recessionary environment and its impact on the Company’s business, as well as the inherent limitations of the stock markets’ ability to accurately value a company, such as ours, with a micro capitalization that is thinly traded with a limited stock float.

Due to the decline in our market capitalization and the uncertain economic environment within the restaurant industry, we will continue to monitor circumstances and events in future periods to determine whether additional intangible asset impairment testing is warranted.  Material impairment charges of goodwill could occur in the future if market conditions and related changes and assumptions deteriorate.

     Leasing Activities.

We lease all of our restaurant properties. At the inception of the lease, we evaluate each property and classify the lease as an operating or capital lease.  We exercise significant judgment in determining the estimated fair value of the restaurant as well as the discount rate used to discount the minimum future lease payments. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can reasonably be assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases.

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

We record contingent rent expense based on a percentage of restaurant sales, which exceeds the minimum base rent, over the periods the liability is incurred. The contingent rent expense is recorded prior to achievement of specified sales levels if achievement of such amounts is considered probable and estimable.

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

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities.  Valuation allowances are established for deferred tax assets that are deemed more likely than not that such assets will not be realized in the near term. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we establish valuation allowances to offset any deferred tax asset recorded. The valuation allowance is based on our estimates of future taxable income in each jurisdiction in which we operate, tax planning strategies, and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, we may be unable to implement certain tax planning strategies or adjust these estimates in future periods. As we update our estimates, we may need to establish an additional valuation allowance, which could have a material negative impact on our results of operations or financial position, or we could reduce our valuation allowances, which would have a favorable impact on our results of operations or financial position.  In 2009, we recorded a valuation allowance in the amount of $537,760 as we believe it is more likely than not our net capital loss carryforward and part of our FICA tip tax credits will not be realized.

Effective January 1, 2007, we adopted the accounting standard relating to “Uncertain Tax Positions”, which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax position before being recognized in the consolidated financial statements. This standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We evaluated all tax years still subject to potential audit under state and federal income tax law in reaching our accounting conclusions. As a result, we concluded we did not have any unrecognized tax benefits or any additional tax liabilities after applying the standard as of the January 1, 2007 adoption date or for the fiscal year ended December 30, 2007, nor were there any adjustments related to the standards for fiscal years 2008 and 2009.  The adoption, therefore, had no impact on our consolidated financial statements. In addition, during 2009 we were selected by the IRS for an audit of our 2007 consolidated federal income tax return.  The audit resulted in no changes to our tax liability as originally reported to the IRS.  We are still  subject to an examination by the IRS for tax years ending 2006 and 2008.  We are also subject to examinations by the Texas State Comptroller and Michigan Department of Treasury for tax years ending 2005 through 2008.  See Note (4) to our consolidated financial statements for further discussion.

Stock-Based Compensation.

With respect to stock-based compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee and director stock option exercise behavior.  The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and expected term. Expected volatility is based on our historical volatility.  We utilize historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.  We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our expectation of future experience while considering our historical experience. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.  We are also required to establish deferred tax assets for expenses relating to options that would be expected to generate a tax deduction under their original terms. The recoverability of such assets are dependent upon the actual deduction that may be available at exercise and can further be impaired by either the expiration of the option or an overall valuation reserve on deferred tax assets.

We believe the estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Impact of Recently Issued Standards.

On September 27, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of U.S. Generally Accepted Accounting Principles (“GAAP”).  These changes establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates (“ASU”).  The ASU will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated balance sheets, results of operations or cash flows.

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

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”, which establishes guidance for the accounting for and the disclosure of events that happen after the date of the consolidated balance sheet but before the release of the  consolidated financial statements, otherwise known as “subsequent events”.  FASB ASC 855 requires us to disclose the date through which we have evaluated subsequent events and whether the date corresponds with the release of our consolidated financial statements.  The guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of FASB ASC 855 resulted in additional quarterly disclosures for the third quarter of fiscal year 2009.  In February 2010, the FASB issued ASU 2010-09 “Amendments to Certain Recognition and Disclosure Requirements” amending Topic 855.  The amendment does not require disclosure of the date through which subsequent events have been evaluated in the consolidated financial statements of SEC filers and is effective for reports filed after February 24, 2010.  We evaluated all events and transactions through the issuance date of our consolidated financial statements.  No recognized or unrecognized subsequent events and transactions were noted.

In August 2009, the FASB issued ASU No. 2009-05, an update to FASB ASC 820, “Fair Value Measurements and Disclosures.”  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05.  ASU 2009-05 is effective for the Company’s annual consolidated financial statements for the year ended January 3, 2010.  The adoption of ASU 2009-05 did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rates

We do not have or participate in any transactions involving derivative, financial and commodity instruments.  Our long-term debt bears interest at floating market rates, based upon either the prime rate or LIBOR plus a stipulated percentage, and therefore we experience changes in interest expense when market interest rates change.  Based on amounts outstanding at the 2009 fiscal year-end, a 1% change in interest rates would change annual interest expense by approximately $51,500.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 3, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of January 3, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The information called for by this Item 10 is incorporated herein by reference to our definitive proxy statement with respect to our Annual Meeting of Shareholders to be held on May 25, 2010, to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.                EXECUTIVE COMPENSATION

The information called for by this Item 11 is incorporated herein by reference to our definitive proxy statement with respect to our Annual Meeting of Shareholders to be held on May 25, 2010, to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

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

The information called for by this Item 13 is incorporated herein by reference to our definitive proxy statement with respect to our Annual Meeting of Shareholders to be held on May 25, 2010, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 is incorporated herein by reference to our definitive proxy statement with respect to our Annual Meeting of Shareholders to be held on May 25, 2010, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

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

‡3.2	Bylaws of the Company.
‡4.1	Specimen of Certificate of Common Stock of the Company.
4.2	Articles of Incorporation of the Company (see 3.1 above).
4.3	Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on August 12, 2009 with the Securities and Exchange Commission).

†10.1
    Employment Agreement by and between the Company and Louis P. Neeb dated April 2, 2001 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K Annual Report filed on
            March 26, 2009 with the Securities and Exchange Commission).

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

*10.16.1
     Agreement and Amendment No. 1 to Credit Agreement made as of December 2007 between Mexican Restaurants, Inc. and Wells Fargo Bank, N.A. amending the Credit Agreement between the Company and Wells Fargo Bank dated June 29, 2007.

10.16.2
    Agreement and Amendment No. 2 to Credit Agreement made as of December 28, 2008 between Mexican Restaurants, Inc. and Wells Fargo Bank, N.A. amending the Credit Agreement between the Company and Wells Fargo dated June 29, 2007 (incorporated by reference to Exhibit 10.16.1 to the Company’s Form 10-K/A filed on April 4, 2009 with the Securities and Exchange Commission).

10.16.3
    Agreement and Amendment No. 3 to Credit Agreement made as of June 28, 2009 between Mexican Restaurants, Inc. and Wells Fargo Bank, N.A. amending the Credit Agreement between the Company and
    Wells Fargo dated June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 21, 2009 with the Securities and Exchange Commission).

*10.16.4
    Agreement and Amendment No. 4 to Credit Agreement made as of March 16, 2010, effective as of January 3, 2010, between Mexican Restaurants, Inc. and Wells Fargo Bank, N.A. amending the Credit
    Agreement between the Company and Wells Fargo dated June 29, 2007.

21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K Annual Report filed on March 26, 2009 with the Securities and Exchange Commission).
*23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on the signature page to this Form 10-K).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____
*	Filed herewith.
‡
Incorporated by reference to corresponding exhibit number of the Company’s Form S-1 Registration Statement under the Securities Act of 1933, dated April 24, 1996, with the Securities and Exchange Commission (Registration Number 333-1678) (the “1996 Form S-1”).

†	Management contract or compensatory plan or arrangement.
#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2010.

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

Signatures	Title	Date

/s/ Louis P. Neeb	Chairman of the Board of Directors	April 1, 2010
Louis P. Neeb

/s/ Larry N. Forehand	Founder and Vice Chairman of the Board of Directors	April 1, 2010
Larry N. Forehand

/s/ Curt Glowacki	President and Chief Executive Officer and Director	April 1, 2010
Curt Glowacki	(Principal Executive Officer)

/s/ Andrew J. Dennard	Executive Vice President and Chief Financial Officer	April 1, 2010
Andrew J. Dennard	(Principal Financial and Accounting Officer)

/s/ Michael D. Domec	Director	April 1, 2010
Michael D. Domec

/s/ J. J. Fitzsimmons	Director	April 1, 2010
J. J. Fitzsimmons

/s/ Lloyd Fritzmeier	Director	April 1, 2010
Lloyd Fritzmeier

/s/ Thomas E. Martin	Director	April 1, 2010
Thomas E. Martin

MEXICAN RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mexican Restaurants, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Mexican Restaurants, Inc. and subsidiaries (the “Company”) as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 3, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Mexican Restaurants, Inc.’s internal control over financial reporting as of January 3, 2010 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mexican Restaurants, Inc. and subsidiaries as of January 3, 2010 and December 28, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas
April 1, 2010

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 28, 2008 and January 3, 2010

	Fiscal Years
ASSETS	2008	2009
Current assets:
Cash	$879,206	$719,944
Royalties receivable	144,196	61,194
Other receivables	1,117,815	639,019
Inventory	597,237	562,682
Income taxes receivable	194,856	284,724
Prepaid expenses and other current assets	902,340	1,065,056
Assets related to discontinued operations	196,465	161,523
Assets held for sale	1,111,513	--
Total current assets	5,143,628	3,494,142

Property and equipment, net	17,866,902	17,491,335

Goodwill	6,273,705	5,017,243
Deferred tax assets	1,976,427	1,542,999
Other assets	208,325	147,667
Other assets related to discontinued operations	34,178	33,878
Total assets	$31,503,165	$27,727,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,288,698	$1,929,864
Accrued sales, liquor, and payroll taxes	1,054,078	979,735
Accrued expenses	1,191,740	1,104,185
Liabilities related to assets held for sale	195,740	--
Current liabilities related to discontinued operations	254,434	39,554
Current portion of liabilities associated with leasing and exit activities	71,191	107,381
Total current liabilities	5,055,881	4,160,719

Long-term debt	7,500,000	5,150,000
Liabilities associated with leasing and exit activities, net of current portion	567,445	611,392
Deferred gain	936,642	728,500
Other liabilities	1,956,921	2,149,313
Total liabilities	16,016,889	12,799,924

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,732,705 shares issued, 3,251,641 and 3,290,141 shares outstanding at 12/28/08 and 1/3/10, respectively	47,327	47,327
Additional paid-in capital	19,442,049	19,390,702
Retained earnings	9,120,885	8,272,186
Treasury stock at cost, 1,481,064 and 1,442,564 common shares, at 12/28/08 and 1/3/10, respectively	(13,123,985)	(12,782,875)
Total stockholders’ equity	15,486,276	14,927,340

Total Liabilities and Stockholders’ Equity	$31,503,165	$27,727,264

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal years ended December 30, 2007, December 28, 2008, and January 3, 2010

	Fiscal Years
	2007	2008	2009
Revenues: Restaurant sales	$73,591,078	$73,008,303	$71,252,615
Franchise fees, royalties and other	566,507	533,610	554,439
Business interruption	--	317,717	210,847
	74,157,585	73,859,630	72,017,901

Costs and expenses:
Cost of sales	20,934,326	21,094,712	20,411,454
Labor	23,881,772	23,779,049	23,730,414
Restaurant operating expenses	18,416,762	18,102,487	17,899,872
General and administrative	6,985,999	7,182,599	6,483,391
Depreciation and amortization	3,185,260	3,275,041	3,522,503
Pre-opening costs	23,947	141,219	21,745
Goodwill impairment	--	5,130,100	--
Other impairment and restaurant closure costs	99,978	342,861	358,291
Loss (gain) on involuntary disposals	--	(686,237)	20,620
Loss on sale of other property and equipment	205,377	204,371	127,293
	73,733,421	78,566,202	72,575,583
Operating income (loss)	424,164	(4,706,572)	(557,682)

Other income (expense):
Interest income	10,715	5,260	3,322
Interest expense	(499,851)	(427,742)	(194,493)
Other, net	46,335	34,631	31,535
	(442,801)	(387,851)	(159,636)

Loss from continuing operations before income taxes	(18,637)	(5,094,423)	(717,318)
Income tax benefit (expense)	108,866	1,362,444	(71,585)
Income (loss) from continuing operations	90,229	(3,731,979)	(788,903)

Discontinued operations:
Income from discontinued operations	558,513	30,189	36,021
Restaurant closure expense	(175,796)	(384,702)	(201,229)
Gain (loss) on sale of assets	1,272	(3,176)	386,502
Income (loss) from discontinued operations before income taxes	383,989	(357,689)	221,294
Income tax benefit (expense)	(125,444)	102,657	(281,090)
Income (loss) from discontinued operations	258,545	(255,032)	(59,796)

Net income (loss)	$348,774	$(3,987,011)	$(848,699)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.02	$(1.15)	$(0.24)
Income (loss) from discontinued operations	0.08	(0.07)	(0.02)
Net income (loss)	$0.10	$(1.22)	$(0.26)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.02	$(1.15)	$(0.24)
Income (loss) from discontinued operations	0.08	(0.07)	(0.02)
Net income (loss)	$0.10	$(1.22)	$(0.26)

Weighted average number of shares (basic)	3,339,280	3,255,503	3,280,152

Weighted average number of shares (diluted)	3,430,276	3,255,503	3,280,152

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the fiscal years ended
December 30, 2007, December 28, 2008
and January 3, 2010

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balances at January 1, 2007	$47,327	$19,041,867	$12,759,122	$(11,275,072)	$20,573,244

Exercise of Stock Options Through Issuance of Treasury Shares	--	(65,785)	--	119,610	53,825

Repurchase of shares	--	163,296	--	(2,009,501)	(1,846,205)

Stock based Compensation Expense	--	141,347	--	--	141,347

Tax Shortfall-Options Exercised	--	(5,658)	--	--	(5,658)

Net income	--	--	348,774	--	348,774

Balances at December 30, 2007	47,327	19,275,067	13,107,896	(13,164,963)	19,265,327

Exercise of Stock Options Through Issuance of Treasury Shares	--	(25,223)	--	40,978	15,755

Stock based Compensation Expense	--	191,720	--	--	191,720

Excess Tax Benefit-Options Exercised	--	485	--	--	485

Net loss	--	--	(3,987,011)	--	(3,987,011)

Balances at December 28, 2008	47,327	19,442,049	9,120,885	(13,123,985)	15,486,276

Issuance of Vested Restricted Stock from Treasury	--	(341,110)	--	341,110	--

Stock based Compensation Expense	--	274,000	--	--	274,000

Excess tax benefit-options exercised, net	--	15,763	--	--	15,763

Net loss	--	--	(848,699)	--	(848,699)

Balances at January 3, 2010	$47,327	$19,390,702	$8,272,186	$(12,782,875)	$14,927,340

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended December 30, 2007, December 28, 2008 and January 3, 2010

	Fiscal Years
	2007	2008	2009
Cash flows from operating activities:
Net income (loss)	$348,774	$(3,987,011)	$(848,699)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,185,260	3,275,041	3,522,503
Deferred gain amortization	(208,142)	(208,142)	(208,142)
(Income) loss from discontinued operations	(258,545)	255,032	59,796
Other impairment and restaurant closure costs	99,978	342,861	358,291
Goodwill impairment	--	5,130,100	--
Loss (gain) on involuntary disposals	--	(686,237)	20,620
Loss on sale of other property and equipment	205,377	204,371	127,293
Stock based compensation expense	141,347	191,720	274,000
Excess tax expense (benefit)-options exercised	5,658	(485)	(15,763)
Deferred income tax expense (benefit)	(233,546)	(1,445,240)	488,942
Changes in operating assets and liabilities
Royalties receivable	29,394	(80,722)	83,002
Other receivables	14,646	(189,035)	424,380
Income taxes receivable	5,004	87,003	(129,619)
Inventory	(14,043)	(161,247)	34,554
Prepaid and other current assets	(119,755)	(13,308)	(162,716)
Other assets	(89,363)	52,507	18,107
Accounts payable	14,248	205,613	(396,602)
Accrued expenses and other liabilities	(276,838)	(304,511)	(346,023)
Liabilities associated with leasing and exit activities	(285,781)	(121,585)	80,137
Deferred rent and other long-term liabilities	593,599	(29,551)	(72,983)
Total adjustments	2,808,498	6,504,185	4,159,777
Net cash provided by continuing operations	3,157,272	2,517,174	3,311,078
Net cash provided by (used in) discontinued operations	517,937	551,581	(613,509)
Net cash provided by operating activities	3,675,209	3,068,755	2,697,569

Cash flows from investing activities:
Insurance proceeds received from involuntary disposals	--	739,969	71,564
Purchase of property and equipment	(3,999,654)	(4,751,293)	(3,407,352)
Proceeds from landlord for lease buildout	--	110,160	269,332
Proceeds from sale of property and equipment	5,280	24,071	1,509
Net cash used in continuing operations	(3,994,374)	(3,877,093)	(3,064,947)
Purchase of property and equipment	(199,683)	(571,325)	(15,250)
Business divestitures, net proceeds (sale of La Senorita)	--	--	2,557,603
Net cash provided by (used in) discontinued operations	(199,683)	(571,325)	2,542,353
Net cash used in investing activities	(4,194,057)	(4,448,418)	(522,594)

Cash flows from financing activities:
Borrowings under line of credit agreement	3,878,000	2,260,000	1,250,000
Payments under line of credit agreement	(778,000)	(1,160,000)	(3,600,000)
Purchase of treasury stock	(1,628,000)	--	--
Excess tax benefit (expense)-options exercised	(5,658)	485	15,763
Exercise of stock options	53,825	15,755	--
Payments on long-term debt	(500,000)	--	--
Net cash provided by (used in) financing activities	1,020,167	1,116,240	(2,334,237)

Net increase (decrease) in cash	501,319	(263,424)	(159,262)
Cash at beginning of year	641,310	1,142,629	879,206
Cash at end of year	$1,142,629	$879,206	$719,944

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$390,298	$505,364	$189,323
Income taxes	$107,652	$93,680	$95,873
Non-cash financing activities: Repurchase of common stock in exchange for certain assets	$218,205	--	--

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2007, December 28, 2008 and January 3, 2010

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

In August 2006, the Company purchased two Houston-area Mission Burrito restaurants and related assets for a total consideration of approximately $725,000, excluding acquisition costs.

The consolidated statements of operations and cash flows for fiscal years 2007, 2008, and 2009 have been adjusted to remove the operations of closed restaurants, which have been reclassified as discontinued operations.  During 2009, the Company closed one underperforming Mission Burrito restaurant and sold its Michigan-based La Senorita restaurant chain.  The consolidated statements of operations and cash flows for the fiscal years 2007 and 2008 shown in the accompanying consolidated financial statements have been reclassified to reflect the store closure and restaurant chain divestiture.  The reclassifications have no effect on total assets, total liabilities, stockholders’ equity or net income.

(b) Concentration of Credit Risks

The Company maintains a banking relationship with Wells Fargo Bank.  Wells Fargo provides the Company with a credit facility as well as treasury services.  Consequently, the majority of the Company’s cash concentration held by Wells Fargo Bank is insured to the current maximum Federal Deposit Insurance Corporation’s limit.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Principles of Consolidation

The consolidated financial statements include the accounts of Mexican Restaurants, Inc. and its wholly-owned subsidiaries, after elimination of all significant inter-company transactions.  We own and operate various Mexican restaurant concepts principally in Texas, Oklahoma and Louisiana.  We also franchise the Casa Olé concept principally in Texas and Louisiana.

(d) Fiscal Year

We maintain our accounting records on a 52/53 week fiscal year ending on the Sunday nearest December 31.  Fiscal year 2009 consisted of 53 weeks and fiscal years 2008 and 2007 consisted of 52 weeks.

(e)  Inventory

Inventory, which is comprised of food and beverages, is stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Miscellaneous restaurant supplies are included in inventory and valued on a specific identification basis.

(f)  Pre-opening Costs

Pre-opening costs primarily consist of hiring and training employees associated with the opening of a new restaurant and are expensed as incurred.   Pre-opening costs totaled $21,745, $141,219, and $23,947 for the fiscal years ended 2009, 2008, and 2007, respectively.

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

Significant expenditures that add materially to the utility or useful lives of property and equipment are capitalized.  All other maintenance and repair costs are charged to current operations.  The cost and related accumulated depreciation of assets replaced, retired or otherwise disposed of are eliminated from the property accounts and any gain or loss is reflected in costs and expenses.

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

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal year 2009, we recorded asset impairment and restaurant closure costs of $358,291 in continuing operations primarily related to rent differential adjustments for two subleased restaurants located in Idaho, asset impairments for the corporate office, and to a lesser extent, two under-performing restaurants operating in the Houston area.

In fiscal year 2008, we recorded asset impairment and restaurant closure costs of $342,861 in continuing operations primarily related to four under-performing restaurants.  Two of these stores have been impaired each year since fiscal year 2006 and the other two became impaired during 2008.  One of the stores was closed in fiscal year 2009.

In fiscal year 2007, we recorded asset impairment costs of $99,978 in continuing operations related to two under-performing restaurants.

(h)  Discontinued Operations

The results of operations, assets and liabilities for all units that have been disposed of are reclassified to discontinued operations in the consolidated statements of operations and balance sheets for all periods presented.

Current and long-term liabilities related to discontinued operations consist primarily of rent differential for closed restaurants for which we have subleased the restaurants.  Rent differential represents the difference between the contractual lease payments we made for closed restaurants and the amount we received in accordance with the terms of the subleases.

(i)	Goodwill Impairment.

Goodwill represents the excess of costs over fair value of net assets of businesses acquired.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.  The impairment evaluation for goodwill is conducted using a two-step process.  In the first step, we compare the fair value of the reporting unit to its carrying amount, including goodwill.  We consider the reporting unit level to be all of the Company’s restaurants since they have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods.  If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then we must perform a second step in order to determine the implied fair value of the goodwill, and to compare it to the carrying value of goodwill.  The activities in the second step include hypothetically valuing all of the tangible and intangible assets and liabilities of the Company as if it had been acquired in a business combination.   The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the reporting unit goodwill and an impairment charge is recorded for the excess carrying value.

There are inherent uncertainties and management judgment required in an analysis of goodwill impairment.  The assumptions used in the estimate of fair value are generally based on the past performance of the reporting unit and the intangible asset, and also reflect the projections and assumptions that are inherent in our current operating plans.  These assumptions, particularly in the current economic environment, are subject to change as a result of changing economic and competitive conditions.

At year end 2009, management determined that the fair value exceeded the carrying amount of the reporting unit and no impairment was recorded.  The fair value exceeded the carrying value by 5.1%.  Goodwill amounted to approximately $5.0 million at January 3, 2010.  During 2009, goodwill decreased by apporximately $1.3 million related to the disposal of LaSenorita locations.  At year end 2008, management determined that the fair value did not exceed the carrying amount of the reporting unit and recorded an impairment of approximately $5.1 million.  At year end 2007, management determined that the fair value exceeded the carrying amount of the reporting unit and no impairment was recorded.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(j)    Impairment of Long-Lived Assets

        Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.  The revenues and expenses, as well as gains, losses, and impairments, from those assets are reported in the discontinued operations section of the consolidated statements of operations for all periods presented.

(k)  Deferred Rent Recognition

We expense lease rentals that have escalating rents on a straight line basis over the life of each lease.   Most of these lease agreements require minimum annual rent payments plus contingent rent payments based on a percentage of restaurant sales, which exceed the minimum base rent.  Contingent rent payments, to the extent they exceed minimum payments, are accrued over the periods in which the liability is incurred.  Incentive allowances provided by landlords under leasing arrangements are deferred as a liability and amortized to income as an adjustment to rent expense over the life of the lease.

(l)  Income Taxes

Income taxes are provided based on the asset and liability method.  We provide for income taxes based on estimates of federal and state liabilities.  These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items.  Valuation allowances are provided on deferred tax assets if it is more likely than not that such deferred tax assets will not be utilized in the near future.

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

Effective January 1, 2007, we adopted the accounting standard relating to “Uncertain Tax Positions,” which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax position (more likely than not) before being recognized in the consolidated financial statements. The standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.   We evaluated all tax years still subject to potential audit under state and federal income tax law in reaching our accounting conclusions. As a result, we concluded that we did not have any unrecognized tax benefits or any additional tax liabilities after applying the standard as of the January 1, 2007 adoption date or for the fiscal years ended December 30, 2007, December 28, 2008, and January 3, 2010.  The adoption has had no impact on our consolidated financial statements.  Interest and penalties, if any, related to uncertain tax positions are included in income tax expense.  See Note 4 to our consolidated financial statements for further discussion.

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

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(n) Stock Options and Restricted Stock

Stock options granted are recorded at fair value using an option-pricing model or other applicable valuation technique.  No options were granted in fiscal years 2008 or 2009.  For options granted in 2007 the Black-Scholes option-pricing model was used with the assumptions noted in the following table.  Expected volatility was based on historical volatilities from stock traded.  The expected term of options granted was derived using the “simplified” method, as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.  Management has estimated a forfeiture rate of 4% for these calculations.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Information related to options granted in 2007 is as follows:

2007

Risk-free interest rate	4.51% to 4.74%
Expected life, in years	7.5
Expected volatility	23.6% to 29.3%
Dividend yield	0%

The fair value of restricted stock shares is based upon the quoted market value of our common stock on the date of grant.  The fair value of each share is expensed over the period during which the related restrictions lapse.  All compensation based plans have been accounted for under the modified prospective method.

(o)	Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, and income taxes.  Actual results could differ from those estimates.

(p)  Insurance proceeds

The consolidated statements of operations for the years ended December 28, 2008 and January 3, 2010 includes a separate line item for a gain of $686,237 and a loss of $20,620, respectively, resulting from assets damaged by two restaurant fires and Hurricane Ike both of which occurred in fiscal year 2008.  The gain resulted from the loss of damaged assets offset by insurance proceeds for the replacement of those assets.  The loss resulted from costs to settle the insurance claim offset by receipt of additional insurance proceeds.  As of December 28, 2008 and January 3, 2010, we received $739,969 and $71,564, respectively, from our insurance carriers for property damages.  The consolidated statements of operations for the years ended December 28, 2008 and January 3, 2010, also includes a separate line item for business interruption insurance proceeds of $317,717 and $210,847, respectively, related to the same events.

(q)  Fair Value Measurements

We adopted the standard related to “Fair Value Measurements and Disclosures” on December 31, 2007 for our consolidated financial assets and consolidated financial liabilities.  We adopted the subtopic for our nonfinancial assets and nonfinancial liabilities on December 29, 2008.  The standard defines fair value, provides guidance for measuring fair value, and requires certain disclosures.  The effective date of the application of the topic was delayed to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities.  Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of the standard include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination, and fair value measurement used in long-lived assets under.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of receivables, accounts payables and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of long-term debt is determined using current applicable rates for similar instruments and approximates the carrying value of such debt.

(r) Recently Issued Accounting Standards

On September 27, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of U.S.Generally Accepted Accounting Principles (“GAAP”).  These changes establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (“ASU”).  The ASU will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated balance sheets, results of operations or cash flows.

In April 2008, the FASB amended the standard related to “General Intangibles Other Than Goodwill.”  Such standard defines the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The requirement for determining the useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Such adoption has not had a material effect on our consolidated balance sheets, results of operations or cash flows.

In June 2008, the FASB amended the standard related to “Earnings Per Share”.  As required by the standard, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS.  The amendment is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Such adoption has not had a material effect on our consolidated balance sheets, results of operations or cash flows.

In May 2009, the FASB issued the standard “Subsequent Events”, which establishes guidance for the accounting for and the disclosure of events that happen after the date of the consolidated balance sheet but before the release of the  consolidated financial statements, otherwise known as “subsequent events”.  The standard requires us to disclose the date through which we have evaluated subsequent events and whether the date corresponds with the release of our consolidated financial statements.  The guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of  the standard resulted in additional quarterly disclosures for the third quarter of fiscal year 2009.  In February 2010, the FASB issued the standard related to “Amendments to Certain Recognition and Disclosure Requirements”.  The amendment does not require disclosure of the date through which subsequent events have been evaluated in the consolidated financial statements of SEC filers and is effective for reports filed after February 24, 2010.  We evaluated all events and transactions through the issuance date of our consolidated financial statements.  No recognized or unrecognized subsequent events were noted.

In August 2009, the FASB issued the standard related to “Fair Value Measurements and Disclosures.”  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in the standard.  The standard is effective for the Company’s annual consolidated financial statements for the year ended January 3, 2010.  The adoption of the standard did not have an impact on our consolidated balance sheets, results of operations or cash flows.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(s) Advertising Expense

Each year, we prepare a budget for advertising expenses to promote each of our restaurant brands.  Prepaid advertising is deferred and amortized to expense based on estimates of usage.  For fiscal years 2007, 2008, and 2009, we recorded advertising expense in continuing operations of $2,283,900, $1,820,805, and $1,630,285 which represents 3.1%, 2.5%, and 2.3% of restaurant sales from continuing operations, respectively.

(t) Sales Taxes

Sales taxes collected from customers are excluded from revenues.  The obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.

 (2)  Property and Equipment

Property and equipment at December 28, 2008 and January 3, 2010 are as follows:

	2008	2009

Land	$60,750	$60,750
Vehicles	16,874	16,874
Equipment and Smallwares	21,172,742	21,850,478
Leasehold Improvements	16,326,790	17,343,971
	37,577,156	39,272,073

Less: Accumulated Depreciation	(19,718,588)	(21,791,354)
	17,858,568	17,480,719
Construction in Progress	8,334	10,616
Net	$17,866,902	$17,491,335

(3)	Long-term Debt

We entered into a Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) in June 2007 (the “Wells Fargo Agreement”).   Originally, the Wells Fargo Agreement provided for a revolving loan of up to $10 million, but the Wells Fargo Agreement was amended effective December 28, 2008, reducing the revolving loan by the amount of the net proceeds received from the sale of La Senorita, which reduced the revolver availability to approximately $7.3 million on April 7, 2009.  Effective June 28, 2009, the Wells Fargo Agreement was further amended primarily to extend the maturity date from June 29, 2010 to June 29, 2012.  The June 2009 amendment to the Wells Fargo Agreement also increased the stipulated percentages payable in connection with the London Interbank Offered Rate (“LIBOR”) loans and letters of credit under the Wells Fargo Agreement, and added as a condition precedent to loans made to the Company for growth capital expenditures that the Company’s total leverage ratio not exceed certain stated amounts, and also amended certain financial covenants.  Effective January 3, 2010, the Wells Fargo Agreement was further amended primarily to allow for the add-back of severance expense of $190,000 that the Company incurred as part of its reduction in general and administrative expense to the Company’s calculation of the rolling twelve-month cash flow.  The January 3, 2010 amendment further reduced the revolver availability to $6.0 million effective July 4, 2010.

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

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt consists of the following at December 28, 2008 and January 3, 2010:

	2008	2009

Revolving Line of Credit	$7,500,000	$5,150,000
Less current installments	--	--
Long-term debt, excluding current installments	$7,500,000	$5,150,000

During fiscal year 2009, we borrowed $1.25 million on our Wells Fargo Bank line of credit for working capital.  We paid down $3.6 million during the year of which approximately $2.6 million was received from the sale of our La Senorita restaurant chain in April 2009.  As of January 3, 2010, our outstanding debt to Wells Fargo Bank was $5.15 million.  During 2009, we spent approximately $450,000 for new restaurant development.

During fiscal year 2008, we borrowed $2.26 million on our Wells Fargo Bank line of credit for working capital, of which approximately $1.15 million was a direct result of lost sales due to Hurricanes Gustav and Ike in the third quarter.  We paid down $1.16 million on the Wells Fargo Bank line of credit in the first and second quarters.

Under the Wells Fargo Agreement, we are required to maintain certain minimum EBITDA levels, leverage ratios and fixed charge coverage ratios.  We received an amendment to the covenant effective December 28, 2008 eliminating the minimum EBITDA requirement and adding limits on our growth capital expenditures.  Under the amendment, we must limit our capital expenditures for new restaurant development and/or acquisitions to $1.0 million in fiscal year 2009 and $1.2 million in fiscal year 2010.   We were in compliance with all debt covenants, as amended, at January 3, 2010.

Maturities on long-term debt are as follows:

Year Ending

2010	$--
2011	--
2012	5,150,000
$5,150,000

(4)  Income Taxes

The benefit (expense) for income taxes from continuing operations is summarized as follows for fiscal years 2007, 2008 and 2009:

	2007	2008	2009
Current:
Federal	$1,227	$127,612	$602,344
State and local	(125,907)	(68,078)	(297,938)
Deferred	233,546	1,302,910	(375,991)
	$108,866	$1,362,444	$(71,585)

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit (expense) for income taxes from discontinued operations is summarized as follows for fiscal years 2007, 2008 and 2009:

	2007	2008	2009
Current:
Federal	$(46,271)	$--	$(139,139)
State and local	32,907	(26,407)	(29,000)
Deferred	(112,080)	129,064	(112,951)
	$(125,444)	$102,657	$(281,090)

The actual income tax benefit (expense) differs from the expected income tax benefit calculated by applying the U.S. federal corporate tax rate to loss from continuing operations before income tax expense as follows:

	2007	2008	2009

Expected tax benefit	$6,337	$1,732,104	$243,888
State tax expense, net	(83,099)	(44,931)	(196,639)
Non-deductible amortization	--	(521,350)	--
Tax credits	179,264	192,682	209,248
Tax credit valuation allowance	--	--	(391,000)
Other	6,364	3,939	62,918
	$108,866	$1,362,444	$(71,585)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 28, 2008 and January 3, 2010 are as follows:

	2008	2009
Deferred tax assets:
Sale-leaseback	$318,458	$247,690
Tax credit carryforwards	1,266,271	1,433,178
Stock compensation differences	--	89,740
Other	--	19,041
Capital Losses	--	146,760
Asset impairments	1,040,220	740,587
Net operating losses (NOL’s)	10,553	343,769
Accrued expenses	106,434	81,907
	$2,741,936	$3,102,672
Deferred tax liabilities:
Other	$(12,975)	$--
Goodwill amortization differences	(381,331)	(545,587)
Depreciation differences	(371,203)	(476,326)
	$(765,509)	$(1,021,913)

Subtotal	$1,976,427	$2,080,759
Valuation allowance	--	(537,760)
Net deferred taxes	$$1,976,427	$1,542,999

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2009, a valuation allowance of $537,760 was provided on the capital loss carryforward and part of the tax credit carryforwards as management determined it was unlikely to use the full amount of these tax benefits over the periods in which they may be utilized.  At January 3, 2010, we have federal tax credit carryforwards of approximately $1.4 million, federal NOL carryforwards of approximately $980,000 and state NOL carryforwards of approximately $16,000 all of which are available to reduce future Federal regular income taxes, if any, expiring in years through 2029.  We also have a capital loss carryover in the amount of approximately $432,000 that expires in 2014.

We have determined that all of our material tax positions taken in our income tax returns met the more likely-than-not recognition threshold prescribed by the subtopic.  In addition, we have also determined that, based on our judgment, none of these tax positions meet the definition of “uncertain tax positions” that are subject to the non-recognition criteria.  We also do not believe that it is reasonably possible that the amount of our unrecognized tax benefits will change significantly within the next twelve months.  During fiscal year 2009, the Internal Revenue Service “IRS” examined our 2007 U.S. income tax return, resulting in the IRS sending a determination notice of “No Change-Subject to Approval by Director of Field Operations”, dated December 16, 2009.  We are still subject to examination by the IRS for tax years ending 2006 and 2008.  We are also subject to examinations by the Texas State Comptroller and Michigan Department of Treasury for tax years ending 2005 through 2008.  We did not have any unrecognized tax benefits or any additional tax liabilities during the fiscal years ended December 30, 2007, December 28, 2008, and January 3, 2010.

(5)  Stockholders’ Equity

(a)	2005 Long Term Incentive Plan

The Board of Directors and shareholders of the Company have approved the Mexican Restaurants, Inc. 2005 Long Term Incentive Plan, the "2005 Plan".  On May 28, 2008, the shareholders approved an amendment to the 2005 Plan to increase the number of shares authorized for issuance by 75,000 shares, from 350,000 shares to 425,000 shares.  The amended 2005 Plan authorizes the granting of up to 425,000 shares of Common Stock in the form of incentive stock options and non-qualified stock options to key executives and other key employees of the Company, including officers of the Company and its subsidiaries.  The purpose of the 2005 Plan is to benefit and advance the interests of the Company by attracting and retaining qualified directors and key executive and managerial employees; motivate employees, by making appropriate awards, to achieve long-range goals; provide incentive compensation that is competitive with other corporations; and further align the interests of directors, employees and other participants with those of other shareholders. It is anticipated that the 425,000 shares authorized for issuance under the 2005 Plan will enable us to cover our grant obligations until the end of fiscal year 2010 if there are no additional grants.  Also, the inclusion of authority to grant various forms of equity compensation in addition to stock options, including restricted stock, will allow us to tailor future awards to our specific needs and circumstances at that time.

(b) 1996 Long Term Incentive Plan

The Board of Directors and shareholders of the Company approved the Mexican Restaurants, Inc. 1996 Long Term Incentive Plan the "Incentive Plan".  The Incentive Plan terminated by its terms on February 29, 2006, and no additional options may be granted thereunder.  The Incentive Plan authorized the granting of up to 500,000 shares of Common Stock in the form of incentive stock options and non-qualified stock options to key executives and other key employees of the Company, including officers of the Company and its subsidiaries.  The purpose of the Incentive Plan was to attract and retain key employees, to motivate key employees to achieve long-range goals and to further align the interests of key employees with those of the other shareholders of the Company.  Options granted under the Incentive Plan generally vest and become exercisable at the rate of 10% on the first anniversary of the date of grant, 15% on the second anniversary of the date of grant, and 25% on each of the third through fifth anniversaries of the date of grant.  All stock options granted pursuant to the 1996 Long Term Incentive Plan are nonqualified stock options and remain exercisable until the earlier of ten years from the date of grant or no more than 90 days after the optionee ceases to be an employee of the Company.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)  Stock Option Plan for Non-Employee Directors

We have adopted the Mexican Restaurants, Inc. Stock Option Plan for Non-Employee Directors, the “Directors Plan”, for our outside directors and have reserved 200,000 shares of Common Stock for issuance thereunder.  The Directors Plan provides that each outside director will automatically be granted an option to purchase 10,000 shares of Common Stock at the time of becoming a director.  However, as of the third quarter of fiscal year 2002, compensation for each outside director was changed from quarterly options to cash payments of $2,500 per quarter and $1,250 per board meeting attended.  The chairman of the audit committee receives compensation of $6,250 per quarter.  Effective 2009, the chairman of the compensation committee receives $5,000 per quarter.  Options granted under the Directors Plan are exercisable in 20% increments and vest equally over the five-year period from the date of grant.  Such options are priced at the fair market value at the time an individual is elected as a director.  Until the third quarter of fiscal year 2002, each outside director received options to purchase 1,500 shares of Common Stock quarterly, plus additional options for attendance at committee meetings, exercisable at the fair market value of the Common Stock at the close of business on the date immediately preceding the date of grant.  Such annual options will vest at the conclusion of one year, so long as the individual remains a director of the Company.  All stock options granted pursuant to the Directors Plan are nonqualified stock options and remain exercisable until the earlier of ten years from the date of grant or six months after the optionee ceases to be a director of the Company.  The Stock Option Plan for Non-Employee Directors terminated by its terms on December 31, 2005, and no additional options may be granted thereunder.

(d) 1996 Manager’s Stock Option Plan

We adopted the 1996 Manager’s Stock Option Plan, the “Manager’s Plan”, specifically for our store-level managers.  The Manager’s Plan authorized the granting of up to 200,000 shares of Common Stock in the form of non-qualified stock options to store-level managers of the Company.  The purpose of the Manager’s Plan was to attract, retain and motivate restaurant managers to achieve long-range goals and to further align the interests of those employees with those of the other shareholders of the Company.  Options granted under the Manager’s Plan generally vest and become exercisable at the rate of 10% on the first anniversary of the date of grant, 15% on the second anniversary of the date of grant, and 25% on each of the third through fifth anniversaries of the date of grant.  All stock options granted pursuant to the 1996 Manager’s Stock Option Plan are nonqualified stock options and remain exercisable until the earlier of ten years from the date of grant or no more than 90 days after the optionee ceases to be an employee of the Company. The 1996 Manager’s Stock Option Plan terminated by its terms on December 31, 2005, and no additional options may be granted thereunder.

(e)	Stock-Based Compensation Group Activities

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

On May 22, 2007, our Board of Directors approved a restricted stock grant of 10,000 shares to the Company’s President, with such grant vesting over a four year period.  This award provided that we were to make additional restricted stock grants on the four following anniversary dates, for an aggregate of 40,000 shares. Also, restricted stock grants for an aggregate of 11,000 shares were made to four employees of its Michigan operations, with such grants vesting over a five-year period.  The Company’s Board also approved a stock option grant to the Company’s President for 50,000 options with a grant date price of $8.43.  The options vest over a five-year period, with no vesting in the first year and vesting of 10%, 20%, 30% and 40% in the second, third, fourth and fifth years, respectively. During the second quarter of 2009, the restricted shares granted to the Michigan employees became fully vested upon the sale of the La Senorita restaurant chain.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2007, our Board of Directors approved restricted stock grants for an aggregate of 20,000 shares to two employees, with one 10,000 share grant vesting over five years and the second 10,000 share grant vesting as follows: 2,000 shares vested on August 30, 2007 with the remaining 8,000 shares vesting at 2,000 shares per year over four years.  The Company’s Board also approved an aggregate of 25,000 stock options to two employees with such grants vesting over five years.  During the fourth quarter of 2009, 12,000 stock options and 4,000 restricted shares were forfeited upon the termination of one of those employees.

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

On May 22, 2009, restricted stock grants in the amount of 10,000 shares to the Company’s President were granted pursuant to the May 22, 2007 agreement, with such shares vesting over a four-year period.

On December 15, 2009, restricted stock grants in the amount of 10,000 shares to one employee were granted pursuant to the December 15, 2006 agreement, with such shares vesting over a five-year period.

(f)  Stock Repurchases

        The Wells Fargo debt agreement allows us to repurchase up to $2,000,000 of stock repurchases in each year (as long as the repurchase does not cause us to be out of compliance with any debt covenants).  We did not repurchase any stock in fiscal years 2009 or 2008. On June 13, 2007, Mr. Forehand entered into a Stock Purchase Agreement to sell 200,000 shares of his personally-owned common stock back to the Company.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, and we finalized the stock purchase on July 6, 2007.  See Note (9) “Related Party Transactions.”

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        (g) Stock Option Activity

  The following table reflects the stock option activity during 2007, 2008, and 2009:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at January 1, 2007	417,000	$8.27	394,294	$8.57
Granted	80,000	7.96
Exercised	(13,500)	3.99
Canceled/Forfeited	(93,500)	10.44

Outstanding options at December 30, 2007	390,000	$7.84	309,719	$7.81
Granted	-	-
Exercised	(4,625)	3.41
Canceled/Forfeited	(12,000)	4.91
Outstanding options at December 28, 2008	373,375	$7.98	307,375	$7.74
Granted	-	-
Exercised	-	-
Canceled/Forfeited	(15,125)	4.08
Outstanding options at January 3, 2010	358,250	$8.15	300,250	$8.17

Information relating to significant option groups outstanding at January 3, 2010, is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
	Amount	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$0.00–3.00	48,850	1.50	$2.75	48,850	1.50	$2.75
$3.01–6.00	69,400	2.10	$3.28	69,400	2.10	$3.28
$6.01–9.00	80,000	7.53	$7.96	22,000	7.58	$7.75
$12.00	160,000	5.92	$12.00	160,000	5.92	$12.00
$0.00–12.00	358,250	4.93	$8.15	300,250	4.44	$8.17

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options were sold over the exercise prices of the options.   During fiscal year 2007, our employees and a director exercised stock options for 13,500 shares for which the Company received proceeds of $53,825.  During fiscal year 2008, our employees exercised stock options for 4,625 shares for which we received proceeds of $15,755.  During fiscal year 2009, no one exercised any stock options.  The 358,250 options outstanding at January 3, 2010 had exercise prices ranging between $2.50 to $12.00, of which 160,000 of the options had exercise prices of $12.00.   As of January 3, 2010, 300,250 options were vested and exercisable.

During fiscal year 2007, the Company granted a total of stock options for 80,000 shares to four management employees.  We did not grant any options in 2008 or 2009.  As of January 3, 2010, we had unrecognized stock based compensation expense of $114,361 for all outstanding stock option awards.

(h) Restricted Stock Activity

The following table reflects the restricted stock activity during 2007, 2008, and 2009:

	2007			2008			2009
	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at beginning of year	26,000	$10.91		79,500	$8.01		84,300	$6.85
Granted	61,000	7.31		25,000	3.62		15,000	2.62
Vested	(7,500)	10.02		(17,700)	8.49		(32,800)	7.69
Forfeited	-	-		(2,500)	6.90		(4,000)	7.39
Unvested at end of year	79,500	$8.01	3.76	84,300	$6.85	3.06	62,500	$5.36	2.96

The restricted share awards were valued from $2.00 to $12.27 per share based on the grant date stock price and vest over 2 to 5 years.  As of January 3, 2010, the unrecognized stock based compensation expense associated with restricted shares was $285,089 and will be recognized over an average period of 2.96 years.

(i)  Net Income (Loss) Per Share.  Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  At January 3, 2010, 62,500 shares of restricted stock and 58,000 stock options granted to employees were unvested, and were therefore excluded from the calculation of basic earnings per share.  Diluted net income per share includes the dilutive effect of both outstanding stock options and vested restricted stock shares, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method.

Diluted earnings (loss) per share for fiscal years 2007, 2008, and 2009 excludes 305,500 stock options and restricted stock shares at a weighted-average price of $10.24, 321,800 stock options and restricted stock shares at a weighted-average price of $9.88, 405,750 stock options and restricted stock shares at a weighted-average price of $8.88, respectively, which were outstanding during the period but were anti-dilutive.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive securities (stock options and restricted stock shares) that were included in the dilutive net income per share computation.

	Fiscal Year
	2007	2008	2009

Numerator:
Net income (loss) for basic and diluted net income (loss) per share	$348,774	$(3,987,011)	$(848,699)

Denominator:
Weighted-average shares outstanding—basic	3,339,280	3,255,503	3,280,152
Effect of dilutive common stock options and restricted stock shares	90,996	--	--
Weighted-average shares outstanding—diluted	3,430,276	3,255,503	3,280,152

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

On June 25, 1998, we completed a sale-leaseback transaction involving the sale and leaseback of land, building and improvements of 13 company-owned restaurants. The properties were sold for $11.5 million and resulted in a gain of approximately $3.5 million that was deferred and is amortized over the terms of the leases, which are 15 years each.   The deferred gain at December 28, 2008 and January 3, 2010 was $936,642 and $728,500, respectively.  The leases are classified as operating leases.  Subsequent to the original transaction, two leases were sold.  The remaining 11 leases have a total future minimum lease obligation of $4,144,963 and are included in the future minimum lease payment schedule below.

Future minimum lease payments (which includes the three closed restaurants scheduled below) under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of January 3, 2010, including long-term leases signed and effective in fiscal year 2010 are approximately:

Year Ending

2010	$5,443,234
2011	5,356,365
2012	5,252,662
2013	4,026,949
2014	2,802,551
Thereafter	13,793,144
$36,674,905

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three restaurants (which are included in the table above) have been subleased to third party restaurant operators.  Each of the sublease terms corresponds with its underlying base lease term.  Future minimum lease receipts under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of January 3, 2010 are approximately:

Year Ending

2010	$315,046
2011	321,035
2012	328,624
2013	274,228
2014	150,000
Thereafter	594,758
$1,983,691

Total rent expense for restaurant operating space and equipment amounted to $6,134,555, $6,319,855 and $5,729,556 for the fiscal years 2007, 2008 and 2009, respectively.

(7)	Accrued Expenses and Other Liabilities

Accrued expenses consist of the following:

	2008	2009

Property Tax	$599,253	$631,292
Insurance	310,085	234,982
Rent	149,630	119,619
Interest	25,022	8,262
Other	107,750	110,030
	$1,191,740	$1,104,185

Other liabilities consist of the following:

	2008	2009

Deferred Rent	$1,941,921	$2,149,313
Other	15,000	--
	$1,956,921	$2,149,313

(8)	401(k) Plan

Beginning in fiscal year 1998, we established a defined contribution 401(k) plan that covers substantially all full-time employees meeting certain age and service requirements.  Participating employees may elect to defer a percentage of their qualifying compensation as voluntary employee contributions.  We may contribute additional amounts at the discretion of management.  We did not make any contributions to the plan in fiscal years 2007, 2008 and 2009.

(9)	Related Party Transactions

On June 12, 2007, our Director of Franchise Operations, Mr. Forehand, resigned his position and entered into a five-year employment agreement, which provides for a reduced operational role with the Company.  He continues to serve as a Director and as Vice Chairman of our Board of Directors.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 13, 2007, Mr. Forehand entered into a Stock Purchase Agreement to sell 200,000 shares of his personally-owned common stock back to the Company.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, and we finalized the stock purchase on July 6, 2007.

On June 15, 2007, Mr. Forehand entered into an Asset Purchase Agreement to purchase the assets of the Company’s Casa Olé restaurant located in Stafford, Texas, a then-currently under-performing restaurant, for an agreed price of 26,806 shares of the Company’s common stock.  The stock was valued at $8.14 per share, which was the ten-day weighted average stock price as of June 12, 2007, for a total value of $218,205.  The sale resulted in a loss of $79,015.  The restaurant operations were taken over by Mr. Forehand after the close of business on July 1, 2007.  The Stafford restaurant operates under our uniform franchise agreement and is subject to a monthly royalty fee.  For the fiscal years ended December 28, 2008 and January 3, 2010 we recognized royalty income of $22,816 and $23,042, respectively, related to this site.

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

On August 15, 2005, we issued performance units under the 2005 Plan.  As of December 30, 2007, there were 255,000 performance units outstanding.  The performance units vest upon a Business Combination (as defined in the 2005 Plan) and are payable in cash in an amount equal to the product of the number of units vested and the average of the high and low prices of the Common Stock as of the last business day preceding the Business Combination, which average price must be in excess of $20.00 per share.  On May 28, 2008, we issued 60,000 performance units under the 2005 Plan.  The performance unit agreements were amended in October 2008 to all contain concurrent vesting dates of May 28, 2013.  As of December 28, 2008, there were 315,000 performance units outstanding.  On October 7, 2009, we cancelled 50,000 performance units upon the termination of two employees.  As of January 3, 2010, there were 245,000 performance units outstanding.

During the fourth quarter of fiscal year 2007, we made a one time adjustment of $100,000 to cost of sales to correct for rebates we mistakenly recorded as our own that should have been paid to franchisees.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)	Selected Quarterly Financial Data (Unaudited)

The unaudited quarterly results for the fiscal year ended December 28, 2008 and January 3, 2010 were as follows (in thousands, except per share data):

	Fiscal Year 2008 Quarter Ended
	December 28		September 28	June 29	March 30

Revenues	$18,639		$17,714	$18,974	$18,533
Income (loss) from continuing operations, net of tax	(3,531	) (1)	(555)	353	1
Income (loss) from discontinued operations, net of tax	(386)		50	6	75
Net income (loss)	$(3,917)		$(505)	$359	$76
Basic income per share
Income (loss) from continuing operations	$(1.07)		$(0.17)	$0.11	$--
Loss from discontinued operations	(0.13)		0.02	--	0.02
Net income (loss)	$(1.20)		$(0.15)	$0.11	$0.02
Diluted income per share
Income (loss) from continuing operations	$(1.07)		$(0.17)	$0.11	$--
Income (loss) from discontinued operations	(0.13)		0.02	--	0.02
Net income (loss)	$(1.20)		$(0.15)	$0.11	$0.02

(1)	Impairment charges of approximately $4.3 million, net of a tax benefit of approximately $1.4 million, were recognized related to goodwill and property and equipment.

	Fiscal Year 2009 Quarter Ended
	January 3	September 27	June 28	March 29

Revenues	$17,196	$17,333	$18,338	$19,151
Income (loss) from continuing operations, net of tax	(578)	(233)	(252)	274
Income (loss) from discontinued operations, net of tax	(10)	--	44	(94)
Net income (loss)	$(588)	$(233)	$(208)	$180
Basic income per share
Income (loss) from continuing operations	$(0.18)	$(0.07)	$(0.07)	$0.08
Income (loss) from discontinued operations	--	--	0.01	(0.03)
Net income (loss)	$(0.18)	$(0.07)	$(0.06)	$0.05
Diluted income per share
Income (loss) from continuing operations	$(0.18)	$(0.07)	$(0.07)	$0.08
Income (loss) from discontinued operations	--	--	0.01	(0.03)
Net income (loss)	$(0.18)	$(0.07)	$(0.06)	$0.05