Form 10-Q
period 2010-04-04
MEXICAN RESTAURANTS INC
filed 2010-05-18
CIK 1009244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

Commission file number:  0-28234

Mexican Restaurants, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0493269
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

12000 Aerospace Ave., Suite 400, Houston, Texas	77034
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  832-300-5858

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
Yes ☐                      No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2010:  3,413,099 shares, par value $.01.

Table of Contents

          Part I – Financial Information

          Part II – Other Information

Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 6.	Exhibits	13

Signatures		14

Exhibit 10.1
Agreement and Amendment No. 5 to Credit Agreement made as of May 17, 2010, by and between Mexican Restaurants, Inc. and Wells Fargo Bank, N.A. amending the Credit Agreement between the Company and Wells Fargo dated June 29, 2007

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

Mexican Restaurants, Inc. and Subsidiaries Consolidated Balance Sheets

	(Unaudited)
ASSETS	4/4/2010	1/3/2010

Current assets:
Cash	$694,071	$719,944
Royalties receivable	96,354	61,194
Other receivables	572,997	639,019
Inventory	584,966	562,682
Income taxes receivable	216,219	284,724
Prepaid expenses and other current assets	798,642	1,065,056
Assets related to discontinued operations	173,708	161,523
Total current assets	3,136,957	3,494,142

Property and equipment, net	17,155,625	17,491,335

Goodwill	5,017,243	5,017,243
Deferred tax assets	1,902,785	1,542,999
Other assets	134,837	147,667
Other assets related to discontinued operations	33,878	33,878
Total Assets	$27,381,325	$27,727,264

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,603,969	$1,929,864
Accrued sales, liquor, and payroll taxes	981,030	979,735
Accrued expenses	693,954	1,104,185
Current liabilities related to discontinued operations	7,437	39,554
Current portion of liabilities associated with leasing and exit activities	149,286	107,381
Total current liabilities	4,435,676	4,160,719

Long-term debt	4,550,000	5,150,000
Liabilities associated with leasing and exit activities, net of current portion	706,864	611,392
Deferred gain	676,464	728,500
Deferred rent and other liabilities	2,161,237	2,149,313
Total Liabilities	12,530,241	12,799,924

Commitments & Contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares
authorized, 4,732,705 shares issued, 3,413,099 and 3,290,041	47,327	47,327
shares outstanding at 4/4/2010 and 1/3/2010, respectively
Additional paid-in capital	18,624,185	19,390,702
Retained earnings	7,873,039	8,272,186
Treasury stock at cost of 1,319,606 and 1,442,564 common shares at 4/4/10 and 1/3/10, respectively	(11,693,467)	(12,782,875)
Total stockholders' equity	14,851,084	14,927,340

Total Liabilities and Stockholders' Equity	$27,381,325	$27,727,264

See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	13-Week Period Ended 4/4/2010	13-Week Period Ended 3/29/2009
Revenues:
Restaurant sales	$16,853,074	$19,013,557
Franchise fees, royalties and other	123,912	138,289
	16,976,986	19,151,846

Costs and expenses:
Cost of sales	4,944,913	5,250,244
Labor	5,817,086	6,122,989
Restaurant operating expenses	4,384,888	4,782,338
General and administrative	1,448,500	1,686,730
Depreciation and amortization	858,366	867,957
Impairment and restaurant closure expense	5,221	22,453
Gain on involuntary disposals	--	(7,231)
Loss on sale of property and equipment	3,715	36,762
	17,462,689	18,762,242

Operating income (loss)	(485,703)	389,604

Other income (expense):
Interest income	11,783	980
Interest expense	(61,769)	(62,194)
Other, net	18,568	10,501
	(31,418)	(50,713)

Income (loss) from continuing operations before income taxes	(517,121)	338,891
Income tax (expense) benefit	221,690	(65,808)
Income (loss) from continuing operations	(295,431)	273,083

Discontinued Operations:
Income from discontinued operations	--	75,456
Restaurant closure expense	(181,543)	(190,572)
Loss on sale of assets	--	(581)
Loss from discontinued operations before income taxes	(181,543)	(115,697)
Income tax benefit	77,827	22,467
Loss from discontinued operations	(103,716)	(93,230)

Net income (loss)	$(399,147)	$179,853

Basic income (loss) per common share
Income (loss) from continuing operations	$(0.09)	$0.08
Loss from discontinued operations	(0.03)	(0.03)
Net income (loss)	$(0.12)	$0.05

Diluted income (loss) per common share
Income (loss) from continuing operations	$(0.09)	$0.08
Loss from discontinued operations	(0.03)	(0.03)
Net income (loss)	$(0.12)	$0.05

Weighted average number of common shares (basic)	3,309,628	3,269,341

Weighted average number of common shares (diluted)	3,309,628	3,270,057

    See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	13-Week	13-Week
	Period Ended	Period Ended
	4/4/2010	3/29/2009
Cash flows from operating activities:
Net income (loss)	$(399,147)	$179,853
Loss from discontinued operations	103,716	93,230
Income (loss) from continuing operations	(295,431)	273,083
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	858,366	867,957
Deferred gain amortization	(52,035)	(52,035)
Impairment and restaurant closure expense	5,221	22,453
Other non-cash income	(16,454)	--
Gain on involuntary disposals	--	(7,231)
Loss on sale of property & equipment	3,715	36,762
Stock based compensation expense	44,919	52,805
Deferred income tax benefit	(359,786)	(65,992)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Royalties receivable	(35,160)	57,058
Other receivables	66,022	(21,700)
Inventory	(22,284)	26,017
Income taxes receivable	146,332	109,333
Prepaid and other current assets	266,414	171,908
Other assets	2,192	(22,428)
Accounts payable	674,105	(236,735)
Accrued expenses and other liabilities	(408,936)	(355,042)
Liabilities associated with leasing and exit activities	(44,166)	(22,113)
Deferred rent and other long-term liabilities	11,924	(16,061)
Total adjustments	1,140,389	544,956
Net cash provided by continuing operations	844,958	818,039
Net cash used in discontinued operations	(44,302)	(62,073)
Net cash provided by operating activities	800,656	755,966

Cash flows from investing activities:
Insurance proceeds received from involuntary disposals	--	54,731
Purchase of property and equipment	(511,525)	(716,618)
Proceeds from sale of property and equipment	7,024	--
Net cash used in continuing operations	(504,501)	(661,887)
Net cash used in discontinued operations	--	(5,980)
Net cash used in investing activities	(504,501)	(667,867)

Cash flows from financing activities:
Borrowings under line of credit agreement	650,000	600,000
Payments under line of credit agreement	(1,250,000)	(500,000)
Issuance of common stock from treasury	277,972	--
Net cash provided by (used in) financing activities	(322,028)	100,000

Net increase (decrease) in cash	(25,873)	188,099

Cash at beginning of period	719,944	879,206

Cash at end of period	$694,071	$1,067,305

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$59,042	$71,081
Income taxes	$--	$--
See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation

In the opinion of Mexican Restaurants, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of April 4, 2010, and the consolidated statements of operations and cash flows for the 13-week periods ended April 4, 2010 and March 29, 2009.  The consolidated statement of operations for the 13-week period ended April 4, 2010 is not necessarily indicative of the results to be expected for the full year or any other interim period.  During the interim periods, we follow the accounting policies described in the notes to our consolidated financial statements in the Annual Report and Form 10-K for the year ended January 3, 2010 filed with the Securities and Exchange Commission on April 1, 2010.  Reference should be made to such consolidated financial statements for information on such accounting policies and further financial detail.

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

2.            Income Taxes

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

At April 4, 2010, we had one equity-based compensation plan from which stock-based compensation awards can be granted to eligible employees, officers or directors, known as the 2005 Long Term Incentive Plan.  On May 28, 2008, the shareholders approved an amendment to the 2005 Long Term Incentive Plan to increase from 350,000 to 425,000 shares authorized for issuance under this plan.  The Company’s 1996 Long Term Incentive Plan, its Stock Option Plan for Non-Employee Directors and its 1996 Manager’s Stock Option Plan have each terminated in accordance with its terms, but there are still options which remain exercisable under these plans until the earlier of ten years from the date of grant or no more than 90 days after the optionee ceases to be an employee of the Company.  These Company plans are described in more detail in Note 5 of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

On May 22, 2009, restricted stock grants in the amount of 10,000 shares to the Company’s President were granted pursuant to a May 22, 2007 agreement, with such shares vesting over a four-year period.

On December 15, 2009, restricted stock grants in the amount of 10,000 shares to one employee were granted pursuant to a December 15, 2006 agreement, with such shares vesting over a five-year period.

We receive a tax deduction for certain stock option exercises during the period in which the options are exercised.  These deductions are generally for the excess of the price for which the options were sold over the exercise prices of the options.  No stock options were exercised during the 13-week periods ended April 4, 2010 and March 29, 2009.

4.           Income (Loss) per Share

Basic income (loss) per share is based on the weighted average shares outstanding without any dilutive effects considered.  Diluted income (loss) per share is calculated using the treasury stock method, which considers unrecognized compensation expense as well as the potential excess tax benefits that reflect the current market price and total compensation expense to be recognized. If the sum of the assumed proceeds, including the unrecognized compensation costs calculated under the treasury stock method, exceeds the average stock price, those options would be considered antidilutive and therefore excluded from the calculation of diluted income per share.  For the 13-week period ended April 4, 2010, weighted-average shares outstanding, assuming dilution, excludes the impact of 1,089 common stock equivalents, respectively, due to our net loss position in the period.  For the 13-week period ended March 29, 2009, weighted-average shares outstanding included 716 common stock equivalents in the calculation of diluted income per share.

5.     Long-term Debt

We entered into a Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) in June 2007 (as amended, the “Wells Fargo Agreement”).   The Wells Fargo Agreement provides for a revolving loan of up to approximately $7.3 million, and has a maturity date of June 29, 2012.  Effective January 3, 2010, the Wells Fargo Agreement was amended primarily to allow for the add-back of severance expense of $190,000 that the Company incurred as part of its reduction in general and administrative expense to the Company’s calculation of rolling twelve-month cash flow.  The January 3, 2010 amendment also reduced the revolver availability to $6.0 million effective July 4, 2010.  Effective April 4, 2010, the Wells Fargo Agreement was further amended to reduce the fixed charge coverage ratio from 1.20 to 1.10 through the first quarter of fiscal year 2011 and to increase the interest rate 50 basis points to LIBOR plus 325. For the second quarter of fiscal year 2011 and thereafter the fixed charge coverage ratio is increased to 1.20 and the interest rate reamins at LIBOR plus 325.  As amended, we were in compliance with all debt covenants of the Wells Fargo Agreement at April 4, 2010.

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

6.           Related Party Transactions

Our Vice Chairman of the Board of Directors owns a Casa Olé franchise restaurant for which the Company receives royalties.  For the 13-week periods ended April 4, 2010 and March 29, 2009, the Company recognized royalty income of $5,582 and $6,110, respectively, related to this restaurant.

On March 31, 2010 we sold 113,458 shares of common stock from our treasury shares to Michael D. Domec, a director of the Company and our largest shareholder, for $277,972 or $2.45 per share.  The per share price was based upon a weighted average based on 30 days, and the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.  We used the proceeds to pay down on our line of credit under the Wells Fargo Agreement.

7.	Discontinued Operations

The results of operations, assets and liabilities for all units that have been disposed of are reclassified to discontinued operations in the consolidated statements of operations and balance sheets for all periods presented.

Current assets and liabilities related to discontinued operations consist primarily of rent receivable and property taxes for a closed restaurant for which we have subleased the restaurant.

During the first quarter of fiscal year 2010, we recognized $181,543 of restaurant closure expense related to a subleased store that we have entered into negotiations with to reduce the aggregate future rent receipts under the terms of a proposed amendment to the sublease.

On April 7, 2009, we sold substantially all of the operating assets and liabilities of our La Senorita restaurant chain (consisting of five site locations) located in Michigan for $2,557,603 as adjusted under the terms of the purchase agreement.  We recorded a gain on this sale of $387,083 in fiscal year 2009, net of allocated goodwill, in the second quarter of 2009.  Proceeds from the sale were used to pay down long-term debt.  On January 24, 2009, we closed one underperforming Mission Burrito restaurant.  The results of operations for the first quarter of fiscal year 2009 for the La Senorita chain and the closed Mission Burrito restaurant have been reported as discontinued operations.  During the first quarter of fiscal year 2009, we recognized a net loss from discontinued operations of $93,230 from the sale of the chain and the closure of the Mission Burrito restaurant.  Income from discontinued operations of $75,456 during the first quarter of fiscal year 2009 reflects operating income from the La Senorita restaurants, partially offset by operating losses from the closed Mission Burrito restaurant.  Restaurant closure costs of $190,572, during the first quarter of fiscal year 2009, primarily reflect costs associated with the closure of the Mission Burrito restaurant.  Neither the La Senorita restaurant chain nor the closed Mission Burrito restaurant had any operations during the first quarter of fiscal year 2010.

8.	Fair Value of Measurements

The carrying amount of receivables, accounts payables and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of long-term debt is determined using current applicable rates for similar instruments and approximates the carrying value of such debt.

9.	Subsequent Events

We evaluated all subsequent events and transactions through the issuance date of our consolidated financial statements.  No unrecognized subsequent events or transactions were noted.  Amendment No. 5 to the Wells Fargo Agreement was signed on May 17, 2010 and was effective for the first quarter ended April 4, 2010.

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

General

We operate and franchise Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Little Mexico, Tortuga Coastal Cantina and Crazy Jose’s.  We also operate fast casual burrito restaurants under the name Mission Burrito.  At April 4, 2010 we operated 55 restaurants, franchised 17 restaurants and licensed one restaurant in various communities in Texas, Louisiana and Oklahoma.  During the second quarter of 2010 one franchise location will close.

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

Results of Operations

Revenues.  Our restaurant revenues for the first quarter of fiscal year 2010 decreased $2.2 million or 11.4% to $17.0 million compared with $19.2 million for the same quarter in fiscal year 2009.  The decrease in restaurant revenues primarily reflects a decrease in same-store sales.  For the first quarter ended April 4, 2010, Company-owned same-restaurant sales decreased approximately 11.7%.  Franchised-owned restaurant sales, as reported by franchisees, decreased approximately 11.0% over the same quarter in fiscal 2009.  We believe such decreases are a result of the continued weakness in the economy and its impact on consumers’ dining habits.

Costs and Expenses.  Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, was 29.3% as a percentage of restaurant sales for the first quarter of fiscal year 2010 compared with 27.6% for the first quarter of fiscal year 2009.  The increase reflects higher comparative produce and soft beverage costs.  Further, food discounts, which reduce cost of sales by reclassing the cost of food discounts to controllable expense, were approximately $600,000 lower in the first quarter ended April 4, 2010 compared with the first quarter of fiscal year 2009, resulting in a 70 basis point increase in cost of sales.  In absolute dollars, cost of sales decreased $305,331 compared with the first quarter of fiscal year 2009.

Labor and other related expenses for the first quarter of fiscal 2010 increased as a percentage of restaurant sales 230 basis points to 34.5% as compared with 32.2% in the first quarter of fiscal year 2009.   The increase reflects labor cost leverage that is lost when same-store sales decline.  Management labor increased 50 basis points, hourly labor increased 120 basis points and employee taxes increased 60 basis points.  The increase in hourly labor also reflects our investment in the Starship Initiative, a program designed to retrain each restaurant’s staff to perform at a higher level of hospitality, service and food quality standards.  In absolute dollars, labor and other related expenses decreased $305,903 compared with the first quarter of fiscal year 2009.

Restaurant operating expenses, which primarily include rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased as a percentage of restaurant sales 80 basis points to 26.0% for the first quarter of fiscal 2010 as compared with 25.2% in the first quarter of fiscal year 2009.  The increase reflects cost leverage that is lost when same-store sales decline.  Offsetting some of the increase, first quarter utilities and advertising expenses were approximately $125,000 and $200,000, respectively, lower than the first quarter of fiscal year 2009.  In absolute dollars, restaurant operating expenses decreased $397,450 compared with the first quarter of fiscal year 2009.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations.  As a percentage of total revenue, general and administrative expenses decreased 30 basis points to 8.5% for the first quarter of fiscal year 2010 as compared with 8.8% for the first quarter of fiscal year 2009.    In absolute dollars, general and administrative costs decreased $238,230 compared with the first quarter of fiscal year 2009.  General and administrative expenses decreased both as a percentage of total revenues and in absolute dollars due to the planned reduction in salaries, bonuses and most department expenses.

Depreciation and amortization expense include the depreciation of fixed assets and the amortization of intangible assets.  Depreciation and amortization expense increased as a percentage of total sales 60 basis points to 5.1% for the first quarter of fiscal year 2010 as compared with 4.5% the same quarter in fiscal year 2009.  Such expense for the first quarter of fiscal year 2010 was $9,591 lower than the first quarter in fiscal year 2009.

Impairment and Restaurant Closure Expense.  Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The consolidated statements of operations for the 13-week period ended April 4, 2010 and March 29, 2009, includes a separate line item for impairment and restaurant closure expense of $5,221 and $22,453, respectively.  The impairment and restaurant closure expense primarily related to two under-performing restaurants operating in the Houston area.

Loss on Sale of Property and Equipment.  The consolidated statements of operations for the 13-week period ended April 4, 2010 include a separate line item for a loss of $3,715, primarily related to the routine disposal of restaurant assets.  The consolidated statements of operations for the 13-week period ended March 29, 2009 includes a separate line item for a loss of $36,762, primarily related to the disposal of restaurant assets.

Other Income (Expense).   Net expense decreased $19,295 to $31,418 in the 13-week period ended April 4, 2010 compared with a net expense of $50,713 in the 13-week period ended March 29, 2009.  Interest expense decreased $425 to $61,769 in the 13-week period ended April 4, 2010 compared with interest expense of $62,194 in the 13-week period ended March 29, 2009.  Average quarterly debt was approximately $3.0 million lower in the first quarter of fiscal year 2010 compared with first quarter 2009.  The small decrease in interest expense reflects higher interest rates in the first quarter of fiscal year 2010 compared with interest rates in the first quarter of fiscal year 2009 offset by lower average debt outstanding for the first quarter 2010.

Income Taxes.   Our effective tax rate from continuing and discontinued operations for the 13-week period ended April 4, 2010 was a benefit of 42.9% as compared to an expense of 19.4% for the 13-week period ended March 29, 2009.  The increase in the effective rate is attributed primarily to the net loss before income taxes and an increase in permanent differences related to FICA tip credits for the 13-week period ended April 4, 2010.

Discontinued Operations.  During the first quarter of fiscal year 2010, we recognized $181,543 of restaurant closure expense related to a subleased store that we have entered into negotiations with to reduce the aggregate future rent receipts under the terms of a proposed amendment to the sublease.

On April 7, 2009, we sold substantially all of the operating assets and liabilities of our La Senorita restaurant chain (consisting of five site locations) located in Michigan for $2,557,603 as adjusted under the terms of the purchase agreement.  We recorded a gain on this sale of $387,083 in fiscal year 2009, net of allocated goodwill, in the second quarter of 2009.  Proceeds from the sale were used to pay down long-term debt.  On January 24, 2009, we closed one underperforming Mission Burrito restaurant.  The results of operations for the first quarter of fiscal year 2009 for the La Senorita chain and the closed Mission Burrito restaurant have been reported as discontinued operations.  During the first quarter of fiscal year 2009, we recognized a net loss from discontinued operations of $93,230 from the sale of the chain and the closure of the Mission Burrito restaurant.  Income from discontinued operations of $75,456 during the first quarter of fiscal year 2009 reflects operating income from the La Senorita restaurants, partially offset by operating losses from the closed Mission Burrito restaurant.  Restaurant closure costs of $190,572, during the first quarter of fiscal year 2009, primarily reflect costs associated with the closure of the Mission Burrito restaurant.  Neither the La Senorita restaurant chain nor the closed Mission Burrito restaurant had any operations during the first quarter of fiscal year 2010.

Liquidity and Capital Resources

We financed our capital expenditure requirements for the 13-week period ended April 4, 2010 primarily from our operating cash flows.  In the 13-week period of fiscal year 2010, we had cash flows provided by operating activities of approximately $800,000, compared with cash flows provided by operating activities of approximately $756,000 in the comparable 13-week period of fiscal year 2009.  During the 13-week period ended April 4, 2010, we made draws of $650,000 and payments of $1,250,000 on our line of credit.  Proceeds from the sale of common stock from Treasury in the amount of $277,972 contributed to the amount paid on the line of credit.  As of April 4, 2010, we had a working capital deficit of approximately $1.3 million compared with a working capital deficit of approximately $700,000 at January 3, 2010.  A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

Our principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units.  During the 13-week period ended April 4, 2010, total cash used for capital requirements, net of proceeds from sale of property and equipment, was $504,501, all used for continuing operations.   Total cash used for capital requirements included $493,331 spent for routine capital expenditures and $18,194 for the remodel of the new corporate office space.  We received $7,024 for the sale of miscellaneous restaurant equipment.  We do not plan to open any new restaurants during the remainder of fiscal year 2010.  We anticipate that we will spend approximately $1.5 million for capital expenditures on current facilities during the remainder of fiscal year 2010.

We entered into a Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) in June 2007 (as amended, the “Wells Fargo Agreement”).   The Wells Fargo Agreement provides for a revolving loan of up to approximately $7.3 million, and has a maturity date of June 29, 2012.  Effective January 3, 2010, the Wells Fargo Agreement was amended primarily to allow for the add-back of severance expense of $190,000 that the Company incurred as part of its reduction in general and administrative expense to the Company’s calculation of rolling twelve-month cash flow.  The January 3, 2010 amendment also reduced the revolver availability to $6.0 million effective July 4, 2010.  Effective April 4, 2010, the Wells Fargo Agreement was further amended to reduce the fixed charge coverage ratio from 1.20 to 1.10 through the first quarter of fiscal year 2011 and to increase the interest rate 50 basis points to LIBOR plus 325.  For the second quarter of fiscal year 2011 and thereafter the fixed charge coverage ratio is increased to 1.20 and the interest rate remains at LIBOR plus 325.  As amended, we were in compliance with all debt covenants of the Wells Fargo Agreement at April 4, 2010.

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

Our management believes that with our operating cash flows and our revolving line of credit under the Wells Fargo Agreement, funds will be sufficient to meet operating requirements and to finance routine capital expenditures through the next 12 months.  Unless we violate a debt covenant, our credit facility with Wells Fargo, as amended, is not subject to triggering events that would cause the credit facility to become due sooner than the maturity date described in the previous paragraphs.  As of April 4, 2010, the Company was in compliance with all debt covenants and as of the date hereof expects to be in compliance with its debt covenants during the next 12 months, although we continue to closely monitor the impact of the continued deterioration of the casual dining market on our operating results.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to outstanding bank debt. At April 4, 2010, there was $4.55 million outstanding under the revolving credit facility which currently bears interest at 275 basis points (depending on leverage ratios) over LIBOR.  Should interest rates based on these borrowings increase by one percentage point, estimated quarterly interest expense would increase by approximately $11,000.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors from the disclosure set forth in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2010 we sold 113,458 shares of common stock from our treasury shares to Michael D. Domec, a director of the Company and our largest shareholder for $277,972 or $2.45 per share.  The per share price was based upon a weighted average based on 30 days, and the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.  We used the proceeds to pay down on our line of credit under the Wells Fargo Agreement.

Item 6.  Exhibits

Exhibit Number	Document Description
10.1
Agreement and Amendment No. 5 to Credit Agreement made as of May 17, 2010, between Mexican Restaurants, Inc. and Wells Fargo Bank, N.A. amending the Credit Agreement between the Company and Wells Fargo dated June 29, 2007

31.1	Certification of Chief Executive Officer Filed Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Filed Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Forwarded Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Forwarded Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 1, 3, 4 and 5 of this Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mexican Restaurants, Inc.

Dated: May 18, 2010	By: /s/ Curt Glowacki
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)

Dated: May 18, 2010	By: /s/ Andrew J. Dennard
Andrew J. Dennard
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)