Form 10-Q
period 2010-07-04
MEXICAN RESTAURANTS INC
filed 2010-08-17
CIK 1009244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2010

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
Yes ☐                      No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2010:  3,413,099 shares, par value $.01.

Table of Contents

                       Part I – Financial Information

                       Part II – Other Information

Item 1A.	Risk Factors	13
Item 6.	Exhibits	13

Signatures		14

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited) 7/4/2010	1/3/2010
ASSETS

Current assets:
Cash	$569,857	$719,944
Royalties receivable	84,116	61,194
Other receivables	526,275	639,019
Inventory	578,694	562,682
Income taxes receivable	--	284,724
Prepaid expenses and other current assets	856,159	1,065,056
Assets related to discontinued operations	211,646	161,523
Total current assets	2,826,747	3,494,142

Property and equipment, net	16,846,986	17,491,335

Goodwill	5,017,243	5,017,243
Deferred tax assets	1,977,305	1,542,999
Other assets	122,588	147,667
Other assets related to discontinued operations	33,878	33,878
Total Assets	$26,824,747	$27,727,264

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,534,032	$1,929,864
Accrued sales, liquor, and payroll taxes	884,304	979,735
Accrued expenses	744,902	1,104,185
Income taxes payable	214,605	--
Current liabilities related to discontinued operations	18,056	39,554
Current portion of liabilities associated with leasing and exit activities	160,045	107,381
Total current liabilities	4,555,944	4,160,719

Long-term debt	4,050,000	5,150,000
Liabilities associated with leasing and exit activities, net of current portion	670,867	611,392
Deferred gain	624,429	728,500
Deferred rent and other liabilities	2,145,364	2,149,313
Total Liabilities	12,046,604	12,799,924

Commitments & Contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares
authorized, 4,732,705 shares issued, 3,413,099 and 3,290,041	47,327	47,327
shares outstanding at 7/4/2010 and 1/3/2010, respectively
Additional paid-in capital	18,653,767	19,390,702
Retained earnings	7,770,516	8,272,186
Treasury stock, at cost, 1,319,606 and 1,442,564 common shares at 7/4/10 and 1/3/10, respectively	(11,693,467)	(12,782,875)
Total stockholders' equity	14,778,143	14,927,340

Total Liabilities and Stockholders' Equity	$26,824,747	$27,727,264

See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	13-Week Period Ended 7/4/2010	13-Week Period Ended 6/28/2009		26-Week Period Ended 7/4/2010	26-Week Period Ended 6/28/2009
Revenues:
Restaurant sales	$16,921,142		$18,107,695	$33,774,217	$37,121,251
Franchise fees, royalties and other	117,776		126,578	241,688	264,867
Business interruption	--		103,528	--	103,528
	17,038,918		18,337,801	34,015,905	37,489,646

Costs and expenses:
Cost of sales	4,954,217		5,263,291	9,899,129	10,513,537
Labor	5,734,905		6,050,108	11,551,991	12,173,097
Restaurant operating expenses	4,387,496		4,522,659	8,772,384	9,304,997
General and administrative	1,251,211		1,632,038	2,699,712	3,318,767
Depreciation and amortization	862,780		885,013	1,721,146	1,752,970
Impairment and restaurant closure expense	6,197		214,778	11,418	237,231
Loss on involuntary disposals	--		15,028	--	7,797
Loss on sale of property and equipment	9,663		36,934	13,378	73,696
	17,206,469		18,619,849	34,669,158	37,382,092

Operating income (loss)	(167,551)		(282,048)	(653,253)	107,554

Other income (expense):
Interest income	563		883	12,346	1,863
Interest expense	(44,599)		(42,918)	(106,368)	(105,111)
Other, net	5,945		9,601	24,513	20,102
	(38,091)		(32,434)	(69,509)	(83,146)

Income (loss) from continuing operations before income taxes	(205,642)		(314,482)	(722,762)	24,408
Income tax (expense) benefit	103,118		62,825	324,808	(2,983)
Income (loss) from continuing operations	(102,524)		(251,657)	(397,954)	21,425

Discontinued Operations:
Income (loss) from discontinued operations	--		(39,436)	--	36,021
Restaurant closure expense	--		(369)	(181,543)	(190,941)
Gain on sale of assets	--		387,083	--	386,502
Income (loss) from discontinued operations before income taxes	--		347,278	(181,543)	231,582
Income tax (expense) benefit	--		(303,558)	77,827	(281,090)
Income (loss) from discontinued operations	--		43,720	(103,716)	(49,508)

Net loss	$(102,524)		$(207,937)	$(501,670)	$(28,083)

Basic income (loss) per common share
Income (loss) from continuing operations	$(0.03)	$	(0.07)	$(0.12)	$0.01
Income (loss) from discontinued operations	--		0.01	(0.03)	(0.02)
Net loss	$(0.03)		$(0.06)	$(0.15)	$(0.01)

Diluted income (loss) per common share
Income (loss) from continuing operations	$(0.03)		$(0.07)	$(0.12)	$0.01
Income (loss) from discontinued operations	--		0.01	(0.03)	(0.02)
Net loss	$(0.03)		$(0.06)	$(0.15)	$(0.01)

Weighted average number of common shares (basic)	3,423,148		3,284,641	3,366,388	3,271,358

Weighted average number of common shares (diluted)	3,423,148		3,284,641	3,366,388	3,272,981

    See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	26-Week	26-Week
	Period Ended	Period Ended
	7/4/2010	6/28/2009
Cash flows from operating activities:
Net loss	$(501,670)	$(28,083)
Loss from discontinued operations	103,716	49,508
Income (loss) from continuing operations	(397,954)	21,425
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,721,146	1,752,970
Deferred gain amortization	(104,071)	(104,071)
Impairment and restaurant closure expense	11,418	237,231
Other non-cash income	(16,454)	--
Loss on involuntary disposals	--	7,797
Loss on sale of property & equipment	13,378	73,696
Stock based compensation expense	88,106	185,566
Excess tax benefit-stock based compensation expense	13,605	39,751
Deferred income tax expense (benefit)	(434,306)	115,866
Changes in operating assets and liabilities, net of effects of business acquisitions:
Royalties receivable	(22,922)	69,195
Other receivables	112,744	319,204
Inventory	(16,012)	16,133
Income taxes receivable	563,551	80,057
Prepaid and other current assets	208,897	(115,290)
Other assets	3,803	8,063
Accounts payable	604,168	(272,480)
Accrued expenses and other liabilities	(454,714)	(636,889)
Liabilities associated with leasing and exit activities	(69,404)	239,233
Deferred rent and other long-term liabilities	(3,949)	(38,751)
Total adjustments	2,218,984	1,977,281
Net cash provided by continuing operations	1,821,030	1,998,706
Net cash used in discontinued operations	(71,621)	(402,786)
Net cash provided by operating activities	1,749,409	1,595,920

Cash flows from investing activities:
Insurance proceeds received from involuntary disposals	--	54,731
Purchase of property and equipment	(1,070,887)	(1,667,143)
Proceeds from landlord for lease buildout	--	75,000
Proceeds from sale of property and equipment	7,024	--
Net cash used in continuing operations	(1,063,863)	(1,537,412)
Purchase of property and equipment	--	(15,250)
Business divestitures, net proceeds (sale of La Senorita)	--	2,557,603
Net cash provided by discontinued operations	--	2,542,353
Net cash provided by (used in) investing activities	(1,063,863)	1,004,941

Cash flows from financing activities:
Borrowings under line of credit agreement	900,000	600,000
Payments under line of credit agreement	(2,000,000)	(3,250,000)
Issuance of common stock from treasury	277,972	--
Excess tax expense – stock-based compensation expense	(13,605)	(39,751)
Net cash used in financing activities	(835,633)	(2,689,751)

Net decrease in cash	(150,087)	(88,890)

Cash at beginning of period	719,944	879,206

Cash at end of period	$569,857	$790,316

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$96,452	$115,141
Income taxes	$145,000	$90,672

See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation

In the opinion of Mexican Restaurants, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of July 4, 2010, and the consolidated statements of operations and cash flows for the 13-week and 26-week periods ended July 4, 2010 and June 28, 2009.  The consolidated statements of operations for the 13-week and 26-week periods ended July 4, 2010 and June 28, 2009 are not necessarily indicative of the results to be expected for the full year or any other interim period.  During the interim periods, we follow the accounting policies described in the notes to our consolidated financial statements in the Annual Report and Form 10-K for the year ended January 3, 2010 filed with the Securities and Exchange Commission on April 1, 2010.  Reference should be made to such consolidated financial statements for information on such accounting policies and further financial detail.

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

At July 4, 2010, we had one equity-based compensation plan from which stock-based compensation awards can be granted to eligible employees, officers and directors, known as the 2005 Long Term Incentive Plan.  A total of 425,000 shares have been authorized for issuance under this plan.  The Company’s 1996 Long Term Incentive Plan, its Stock Option Plan for Non-Employee Directors and its 1996 Manager’s Stock Option Plan have each terminated in accordance with its terms, but there are still options which remain exercisable under these plans until the earlier of ten years from the date of grant or no more than 90 days after the optionee ceases to be an employee of the Company.  These Company plans are described in more detail in Note 5 of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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

On May 24, 2010, restricted stock grants in the amount of 10,000 shares to the Company’s President were granted pursuant to a May 22, 2007 agreement, with such shares vesting over a four-year period.

We receive a tax deduction for certain stock option exercises during the period in which the options are exercised.  These deductions are generally for the excess of the price for which the options were sold over the exercise prices of the options.  No stock options were exercised during the 13-week and 26-week periods ended July 4, 2010 and June 28, 2009.

4.           Income (Loss) per Share

Basic income (loss) per share is based on the weighted average shares outstanding without any dilutive effects considered.  Diluted income (loss) per share is calculated using the treasury stock method, which considers unrecognized compensation expense as well as the potential excess tax benefits that reflect the current market price and total compensation expense to be recognized. If the sum of the assumed proceeds, including the unrecognized compensation costs calculated under the treasury stock method, exceeds the average stock price, those options would be considered antidilutive and therefore excluded from the calculation of diluted income per share.  For the 13-week period ended July 4, 2010, weighted-average shares outstanding, assuming dilution, excludes the impact of 5,698 common stock equivalents due to our net loss position in the period.  For the 26-week period ended July 4, 2010, weighted-average shares outstanding, assuming dilution, excludes the impact of 1,877 common stock equivalents due to our net loss position in the period.  For the 13-week period ended June 28, 2009, weighted-average shares outstanding, assuming dilution, no common stock equivalents were included because the sum of the assumed proceeds, including the unrecognized compensation costs calculated under the treasury stock method, exceeded the average stock price.  For the 26-week period ended June 28, 2009, weighted-average shares outstanding, assuming dilution, includes 1,623 common stock equivalents.

5.	Long-term Debt

We entered into a Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) in June 2007 (as amended, the “Wells Fargo Agreement”).   The Wells Fargo Agreement provides for a revolving loan of up to approximately $7.3 million, and has a maturity date of June 29, 2012.  Effective January 3, 2010, the Wells Fargo Agreement was amended primarily to allow for the add-back of severance expense of $190,000 that the Company incurred as part of its reduction in general and administrative expense to the Company’s calculation of rolling twelve-month cash flow.  The January 3, 2010 amendment also reduced the revolver availability to $6.0 million effective July 4, 2010.  Effective April 4, 2010, the Wells Fargo Agreement was further amended to reduce the fixed charge coverage ratio from 1.20 to 1.10 through the first quarter of fiscal year 2011 and to increase the interest rate 50 basis points to LIBOR plus 325 basis points. For the second quarter of fiscal year 2011 and thereafter the fixed charge coverage ratio is increased to 1.20 and the interest rate remains at LIBOR plus 325 basis points.  We were in compliance with all debt covenants of the Wells Fargo Agreement at July 4, 2010.

               At our option, the revolving loan bears an interest rate equal to the Wells Fargo stated base rate plus a stipulated percentage or LIBOR plus a stipulated percentage.  Accordingly, we are impacted by changes in the Wells Fargo base rate and LIBOR.  We are subject to a non-use fee of 0.50% on the unused portion of the revolver from the date of the Wells Fargo Agreement.  The Wells Fargo Agreement also allows up to $2.0 million in annual stock repurchases.  We have pledged the stock of our subsidiaries, our leasehold interests, our patents and trademarks and our furniture, fixtures and equipment as collateral for our credit facility with Wells Fargo.

6.           Related Party Transactions

Our Vice Chairman of the Board of Directors owns a Casa Olé franchise restaurant for which the Company receives royalties.  For the 13-week periods ended July 4, 2010 and June 28, 2009, the Company recognized royalty income of $5,755 and $6,138, respectively, related to this restaurant.  For the 26-week periods ended July 4, 2010 and June 28, 2009, the Company recognized royalty income of $11,337 and $12,249, respectively, related to this restaurant.

 On March 31, 2010 we sold 113,458 shares of common stock from our treasury shares to Michael D. Domec, a director of the Company and our largest shareholder, for $277,972 or $2.45 per share.  The per share price was based upon a weighted average based on the preceding 30 days, and the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.  We used the proceeds to pay down on our line of credit under the Wells Fargo Agreement.

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

On April 7, 2009, we sold substantially all of the operating assets and liabilities of our La Senorita restaurant chain (consisting of five site locations) located in Michigan for $2,557,603 as adjusted under the terms of the purchase agreement.  For the 13-week and 26-week periods ended June 28, 2009, we recognized a gain on this sale of $387,083 and $386,502, respectively, net of allocated goodwill.  Proceeds from the sale were used to pay down long-term debt.  On January 24, 2009, we closed one underperforming Mission Burrito restaurant.  The results of operations for fiscal year 2009 for the La Senorita chain and the closed Mission Burrito restaurant have been reported as discontinued operations.  During the 13-week and 26-week periods ended June 28, 2009, we recognized a loss from discontinued operations of $39,436 and income from discontinued operations of $36,021, respectively, from the sale of the chain and the closure of the Mission Burrito restaurant.  Restaurant closure expense of $369 and $190,941 for the 13-week and 26-week periods ended June 28, 2009, respectively, primarily reflect costs associated with the closure of the Mission Burrito restaurant.

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

General

We operate and franchise Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Little Mexico, Tortuga Coastal Cantina and Crazy Jose’s.  We also operate fast casual burrito restaurants under the name Mission Burrito.  At July 4, 2010, we operated 55 restaurants, franchised 16 restaurants and licensed one restaurant in various communities in Texas, Louisiana and Oklahoma.  During the second quarter of 2010 one underperforming Casa Olé franchise location was closed.

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

     In October 2009, we implemented planned expense reductions to reduce general and administrative expenses to achieve a level of expense that management believes is sustainable through fiscal year 2010.  In implementing the cost savings, severance pay of approximately $190,000 was incurred related to staff reductions at the corporate office.  Total cost savings of approximately $1.1 million through fiscal year 2010 is expected from planned general and administrative expense reductions related to the decrease in corporate payroll costs as well as reduced marketing and other general and administrative costs.

Results of Operations

    Revenues.  Our restaurant revenues for the 13-week and 26-week periods of fiscal year 2010 decreased $1.2 million or 6.6% and $3.3 million or 9.0% to $16.9 and $33.8 million, respectively, compared with revenues of $18.1 and $37.1 million for the same respective periods in fiscal year 2009.  The decrease in restaurant revenues primarily reflects a decrease in same-store sales.  For the 13-week and 26-week periods ended July 4, 2010, Company-owned same-restaurant sales decreased approximately 7.1% and 9.4%, respectively.  Franchised-owned restaurant sales, as reported by franchisees, decreased approximately 6.6% and 8.8%, respectively, over the same respective periods in fiscal 2009.  We believe such decreases are a result of the continued weakness in the economy and its impact on consumers’ dining habits.

    Costs and Expenses.  Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, was 29.3% as a percentage of restaurant sales for the 13-week and 26-week periods of fiscal year 2010 compared with 29.1% and 28.3%, respectively, for the same respective periods of fiscal year 2009.  The increase reflects higher comparative produce and soft beverage costs.  Further, food discounts, which reduce cost of sales by reclassing the cost of food discounts to controllable expenses, were approximately $200,000 and $700,000 lower in the 13-week and 26-week periods for fiscal year 2010 compared with the same respective periods of fiscal year 2009, resulting in a 20 and 100 basis point increase, respectively, in cost of sales.  In absolute dollars, cost of sales decreased $309,074 and $614,408, respectively, compared with the 13-week and 26-week periods of fiscal year 2009.

Labor and other related expenses for the 13-week and 26-week periods of fiscal 2010 increased as a percentage of restaurant sales 50 and 140 basis points to 33.9% and 34.2%, respectively, as compared with 33.4% and 32.8%, respectively, for the 13-week and 26-week periods of fiscal year 2009.   The increase reflects labor cost leverage that is lost when same-store sales decline.  The increase in labor also reflects our investment in the Starship Initiative, a program designed to retrain each restaurant’s staff to perform at a higher level of hospitality, service and food quality standards.  In absolute dollars, labor and other related expenses decreased $315,203 and $621,106, respectively, compared with the 13-week and 26-week periods of fiscal year 2009.

Restaurant operating expenses, which primarily include rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased as a percentage of restaurant sales 90 basis points to 25.9% and 26.0%, respectively, for the 13-week and 26-week periods of fiscal 2010 as compared with 25.0% and 25.1%, respectively, in the 13-week and 26-week periods of fiscal year 2009.  The increase reflects cost leverage that is lost when same-store sales decline.  Offsetting some of the increase, 13-week and 26-week period utilities and advertising expenses were approximately $100,000 and $350,000 lower, respectively, than the 13-week and 26-week periods of fiscal year 2009.  In absolute dollars, restaurant operating expenses decreased $135,163 and $532,613, respectively, compared with the 13-week and 26-week periods of fiscal year 2009.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations.  As a percentage of total revenue, general and administrative expenses decreased 160 and 100 basis points, respectively, to 7.3% and 7.9% for the 13-week and 26-week periods of fiscal year 2010 as compared with 8.9% for the 13-week and 26-week periods of fiscal year 2009.  In absolute dollars, general and administrative costs decreased $380,827 and $619,055, respectively, compared with the 13-week and 26-week periods of fiscal year 2009.  General and administrative expenses decreased both as a percentage of total revenues and in absolute dollars due to the previously planned reductions in salaries, bonuses and most department expenses.

Depreciation and amortization expense include the depreciation of fixed assets and the amortization of intangible assets.  Depreciation and amortization expense increased as a percentage of total sales 30 and 40 basis points, respectively, to 5.1% for the 13-week and 26-week periods of fiscal year 2010 as compared with 4.8% and 4.7%, respectively, for the 13-week and 26-week periods in fiscal year 2009.  Such expense for the 13-week and 26-week periods of fiscal year 2010 were $22,233 and $31,824 lower, respectively, than for the 13-week and 26-week periods in fiscal year 2009.

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

The consolidated statements of operations for the 13-week and 26-week periods ended July 4, 2010, includes a separate line item for impairment and restaurant closure expense of $6,197 and $11,418, respectively, primarily related to two under-performing restaurants operating in the Houston area.  The consolidated statements of operations for the 13-week and 26-week periods ended June 28, 2009, includes a separate line item for impairment and restaurant closure expense of $214,778 and $237,231, respectively, primarily related to renegotiated sub-leases for two properties in Idaho and the two under-performing restaurants operating in the Houston area.

Loss on Involuntary Disposals.  The consolidated statements of operations for the 13-week and 26-week periods ended June 28, 2009 include a separate line item for a loss of $15,028 and $7,797, respectively, primarily related to the Hurricane Ike insurance claim.

Loss on Sale of Property and Equipment.  The consolidated statements of operations for the 13-week and 26-week periods ended July 4, 2010 include a separate line item for a loss of $9,663 and $13,378, respectively, primarily related to the routine disposal of restaurant assets.  The consolidated statements of operations for the 13-week and 26-week periods ended June 28, 2009 include a separate line item for a loss of $36,934 and $73,696, respectively, primarily related to the routine disposal of restaurant assets.

Other Income (Expense).   Net expense increased $5,657 to $38,091 in the 13-week period ended July 4, 2010 compared with a net expense of $32,434 in the 13-week period ended June 28, 2009.  Interest expense increased $1,681 to $44,599 in the 13-week period ended July 4, 2010 compared with interest expense of $42,918 in the 13-week period ended June 28, 2009.  Average debt was approximately $2.0 million lower in the 13-week period of fiscal year 2010 compared with the 13-week period of fiscal year 2009.  The small increase in interest expense reflects higher interest rates in the second quarter of fiscal year 2010 compared with interest rates in the second quarter of fiscal year 2009 offset by lower average debt outstanding for the 2010 second quarter.

Net expense decreased $13,637 to $69,509 in the 26-week period ended July 4, 2010 compared with a net expense of $83,146 in the 26-week period ended June 28, 2009.  Interest expense increased $1,257 to $106,368 in the 26-week period ended July 4, 2010 compared with interest expense of $105,111 in the 26-week period ended June 28, 2009.  Average debt was approximately $1.5 million lower in the first half of fiscal year 2010 compared with the first half of 2009.  The small increase in interest expense reflects higher interest rates in the first half of fiscal year 2010 compared with interest rates in the first half of fiscal year 2009 offset by lower average debt outstanding for the first half of 2010.

Income Taxes.  Our effective tax rate from continuing operations for the 13-week period ended July 4, 2010 was a benefit of 50.1% as compared to a benefit of 20.0% for the 13-week period ended June 28, 2009.  The increase in the effective rate is attributed primarily to the net loss before income taxes and an increase in permanent differences related to FICA tip credits for the 13-week period ended July 4, 2010.  Our effective tax rate from discontinued operations for the 13-week period ended June 28, 2009 was an expense of 87.4% primarily related to the sale of our La Senorita chain in April 2009.

Our effective tax rate from continuing operations for the 26-week period ended July 4, 2010 was a benefit of 44.9% as compared to an expense of 12.2% for the 26-week period ended June 28, 2009.  The increase in the effective rate is attributed primarily to the net loss before income taxes and an increase in permanent differences related to FICA tip credits for the 26-week period ended July 4, 2010.  Our effective tax rate from discontinued operations for the 26-week period ended July 4, 2010 was a benefit of 42.9% as compared to an expense of 121.4% for the 26-week period ended June 28, 2009.  The decrease in the effective rate is attributed primarily to the net income before income taxes during fiscal year 2009 primarily related to the sale of our La Senorita chain in April 2009.

Discontinued Operations.  During the first quarter of fiscal year 2010, we recognized $181,543 of restaurant closure expense related to a subleased store that we have entered into negotiations with to reduce the aggregate future rent receipts under the terms of a proposed amendment to the sublease.

On April 7, 2009, we sold substantially all of the operating assets and liabilities of our La Senorita restaurant chain (consisting of five site locations) located in Michigan for $2,557,603 as adjusted under the terms of the purchase agreement.  For the 13-week and 26-week periods ended June 28, 2009, we recognized a gain on this sale of $387,083 and $386,502, respectively, net of allocated goodwill.  Proceeds from the sale were used to pay down long-term debt.  On January 24, 2009, we closed one underperforming Mission Burrito restaurant.  The results of operations for fiscal year 2009 for the La Senorita chain and the closed Mission Burrito restaurant have been reported as discontinued operations.  During the 13-week and 26-week periods ended June 28, 2009, we recognized a loss from discontinued operations of $39,436 and income from discontinued operations of $36,021, respectively, from the sale of the chain and the closure of the Mission Burrito restaurant.  Restaurant closure expense of $369 and $190,941 for the 13-week and 26-week periods ended June 28, 2009, respectively, primarily reflect costs associated with the closure of the Mission Burrito restaurant.

Liquidity and Capital Resources

We financed our capital expenditure requirements for the 26-week period ended July 4, 2010 primarily from our operating cash flows.  In the 26-week period of fiscal year 2010, we had cash flows provided by operating activities of approximately $1.7 million, compared with cash flows provided by operating activities of approximately $1.6 million in the comparable 26-week period of fiscal year 2009.  During the 26-week period ended July 4, 2010, we made draws of $900,000 and payments of $2.0 million on our line of credit.  Proceeds from the sale of common stock from Treasury in the amount of $277,972 contributed to the amount paid on the line of credit.  As of July 4, 2010, we had a working capital deficit of approximately $1.7 million compared with a working capital deficit of approximately $700,000 at January 3, 2010.  A working capital deficit is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory.

Our principal capital requirements are the funding of routine capital expenditures, new restaurant development or acquisitions and remodeling of older units.  During the 26-week period ended July 4, 2010, total cash used for capital requirements, net of proceeds from sale of property and equipment, was $1,063,863, all used for continuing operations.   Total cash used for capital requirements included $1,048,283 spent for routine capital expenditures and $22,604 for the remodel of the new corporate office space.  We received $7,024 for the sale of miscellaneous restaurant equipment.  We do not plan to open any new restaurants during the remainder of fiscal year 2010.  We anticipate that we will spend approximately $1.0 million for capital expenditures on current facilities during the remainder of fiscal year 2010.

We entered into a Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) in June 2007 (as amended, the “Wells Fargo Agreement”).   The Wells Fargo Agreement provides for a revolving loan of up to approximately $7.3 million, and has a maturity date of June 29, 2012.  Effective January 3, 2010, the Wells Fargo Agreement was amended primarily to allow for the add-back of severance expense of $190,000 that the Company incurred as part of its reduction in general and administrative expense to the Company’s calculation of rolling twelve-month cash flow.  The January 3, 2010 amendment also reduced the revolver availability to $6.0 million effective July 4, 2010.  Effective April 4, 2010, the Wells Fargo Agreement was further amended to reduce the fixed charge coverage ratio from 1.20 to 1.10 through the first quarter of fiscal year 2011 and to increase the interest rate 50 basis points to LIBOR plus 325 basis points.  For the second quarter of fiscal year 2011 and thereafter the fixed charge coverage ratio is increased to 1.20 and the interest rate remains at LIBOR plus 325 basis points.  As amended, we were in compliance with all debt covenants of the Wells Fargo Agreement at July 4, 2010.

 At our option, the revolving loan bears an interest rate equal to the Wells Fargo stated base rate plus a stipulated percentage or LIBOR plus a stipulated percentage.  Accordingly, we are impacted by changes in the Wells Fargo base rate and LIBOR.

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

In April 2009, we sold substantially all of the operating assets and liabilities of our La Senorita restaurant chain (consisting of five site locations) located in Michigan for an adjusted price of $2.6 million.  Proceeds from the sale were used to pay down long-term debt.  We recorded a gain on the sale of La Senorita of $387,083 in the second quarter of 2009.

Our management believes that with our operating cash flows and our revolving line of credit under the Wells Fargo Agreement, funds will be sufficient to meet operating requirements and to finance routine capital expenditures through the next 12 months.  Unless we violate a debt covenant, our credit facility with Wells Fargo, as amended, is not subject to triggering events that would cause the credit facility to become due sooner than the maturity date described in the previous paragraphs.  As of July 4, 2010, the Company was in compliance with all debt covenants and as of the date hereof expects to be in compliance with its debt covenants during the next 12 months, although we continue to closely monitor the impact of the continued deterioration of the casual dining market on our operating results.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to outstanding bank debt. At July 4, 2010, there was $4.05 million outstanding under the Wells Fargo revolving credit facility which currently bears interest at 325 basis points (depending on leverage ratios) over LIBOR.  Should interest rates based on these borrowings increase by one percentage point, estimated quarterly interest expense would increase by approximately $10,000.

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

The continuing disruptions to the financial markets and economic downturn may adversely impact the availability of credit already arranged and the availability and cost of credit in the future.  The disruptions in the financial markets have had an adverse effect on the U.S. and world economy, and have negatively impacted recent consumer spending patterns.  There can be no assurance that various U.S. and world government responses to the disruptions in the financial markets in the near future will restore consumer confidence, stabilize the markets, or increase liquidity or the availability of credit.  Our future performance could be hindered by our accessibility to obtain financing.

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

Mexican Restaurants, Inc.

Dated: August 17, 2010	By: /s/ Curt Glowacki
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)

Dated: August 17, 2010	By: /s/ Andrew J. Dennard
Andrew J. Dennard
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)