Form 10-Q
period 2010-10-03
MEXICAN RESTAURANTS INC
filed 2010-11-17
CIK 1009244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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
Yes ☐                      No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2010:  3,413,099 shares, par value $.01.

Table of Contents

          Part I – Financial Information

          Part II – Other Information

Item 1A.	Risk Factors	13
Item 6.	Exhibits	14

Signatures		15

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
ASSETS	10/3/2010	1/3/2010

Current assets:
Cash	$387,662	$719,944
Royalties receivable	98,112	61,194
Other receivables	575,606	639,019
Inventory	548,835	562,682
Income taxes receivable	--	284,724
Prepaid expenses and other current assets	956,178	1,065,056
Assets related to discontinued operations	251,584	161,523
Total current assets	2,817,977	3,494,142

Property and equipment, net	16,547,775	17,491,335

Goodwill	5,017,243	5,017,243
Deferred tax assets	2,101,936	1,542,999
Other assets	145,311	147,667
Other assets related to discontinued operations	33,878	33,878
Total Assets	$26,664,120	$27,727,264

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,482,843	$1,929,864
Accrued sales, liquor, and payroll taxes	897,400	979,735
Accrued expenses	951,126	1,104,185
Income taxes payable	113,095	--
Current portion of long-term debt	4,400,000	--
Current liabilities related to discontinued operations	25,494	39,554
Current portion of liabilities associated with leasing and exit activities	161,899	107,381
Total current liabilities	9,031,857	4,160,719

Long-term debt	--	5,150,000
Liabilities associated with leasing and exit activities, net of current portion	643,774	611,392
Deferred gain	572,393	728,500
Deferred rent	2,062,249	2,149,313
Total Liabilities	12,310,273	12,799,924

Commitments & Contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value, 20,000,000 shares
authorized, 4,732,705 shares issued, 3,413,099 and 3,290,041	47,327	47,327
shares outstanding at 10/3/2010 and 1/3/2010, respectively
Additional paid-in capital	18,677,513	19,390,702
Retained earnings	7,322,474	8,272,186
Treasury stock, at cost, 1,319,606 and 1,442,564 common shares at 10/3/10 and 1/3/10, respectively	(11,693,467)	(12,782,875)
Total stockholders' equity	14,353,847	14,927,340

Total Liabilities and Stockholders' Equity	$26,664,120	$27,727,264

See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	13-Week Period Ended 10/3/2010	13-Week Period Ended 9/27/2009		39-Week Period Ended 10/3/2010	39-Week Period Ended 9/27/2009
Revenues:
Restaurant sales	$16,474,078		$17,096,233	$50,248,295		$54,217,484
Franchise fees, royalties and other	125,138		128,962	366,826		393,829
Business interruption	--		107,318	--		210,846
	16,599,216		17,332,513	50,615,121		54,822,159

Costs and expenses:
Cost of sales	4,865,024		4,961,965	14,764,153		15,475,502
Labor	5,759,678		5,835,840	17,311,669		18,008,937
Restaurant operating expenses	4,305,142		4,419,617	13,077,526		13,724,614
General and administrative	1,315,856		1,530,024	4,015,568		4,848,791
Depreciation and amortization	848,442		891,681	2,569,588		2,644,651
Pre-opening costs	--		21,745	--		21,745
Impairment and restaurant closure expense	9,817		116,937	21,235		354,168
Loss on involuntary disposals	--		18,330	--		26,127
Loss on sale of property and equipment	10,922		46,430	24,300		120,126
	17,114,881		17,842,569	51,784,039		55,224,661

Operating loss	(515,665)		(510,056)	(1,168,918)		(402,502)

Other income (expense):
Interest income	541		815	12,887		2,678
Interest expense	(54,635)		(39,870)	(161,003)		(144,981)
Other, net	6,000		6,742	30,513		26,844
	(48,094)		(32,313)	(117,603)		(115,459)

Loss from continuing operations before income taxes	(563,759)		(542,369)	(1,286,521)		(517,961)
Income tax benefit	115,717		309,755	440,525		306,772
Loss from continuing operations	(448,042)		(232,614)	(845,996)		(211,189)

Discontinued Operations:
Income from discontinued operations	--		--	--		36,021
Restaurant closure expense	--		--	(181,543)		(190,941)
Gain on sale of assets	--		--	--		386,502
Income (loss) from discontinued operations before income taxes	--		--	(181,543)		231,582
Income tax (expense) benefit	--		--	77,827		(281,090)
Loss from discontinued operations	--		--	(103,716)		(49,508)

Net loss	$(448,042)		$(232,614)	$(949,712)		$(260,697)

Basic loss per common share
Loss from continuing operations	$(0.13)	$	(0.07)	$(0.25)	$	(0.06)
Loss from discontinued operations	--		--	(0.03)		(0.02)
Net loss	$(0.13)		$(0.07)	$(0.28)		$(0.08)

Diluted loss per common share
Loss from continuing operations	$(0.13)		$(0.07)	$(0.25)		$(0.06)
Loss from discontinued operations	--		--	(0.03)		(0.02)
Net loss	$(0.13)		$(0.07)	$(0.28)		$(0.08)

Weighted average number of common shares (basic)	3,430,132		3,286,201	3,387,636		3,276,306

Weighted average number of common shares (diluted)	3,430,132		3,286,201	3,387,636		3,276,306

    See accompanying notes to consolidated financial statements.

Mexican Restaurants, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	39-Week	39-Week
	Period Ended	Period Ended
	10/3/2010	9/27/2009
Cash flows from operating activities:
Net loss	$(949,712)	$(260,697)
Loss from discontinued operations	103,716	49,508
Loss from continuing operations	(845,996)	(211,189)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,569,588	2,644,651
Deferred gain amortization	(156,107)	(156,107)
Impairment and restaurant closure expense	21,235	354,168
Other non-cash income	(16,454)	--
Loss on involuntary disposals	--	26,127
Loss on sale of property & equipment	24,300	120,126
Stock based compensation expense	128,811	232,827
Excess tax expense-stock based compensation expense	30,564	39,751
Deferred income tax benefit	(558,937)	(13,629)
Changes in operating assets and liabilities
Royalties receivable	(36,918)	53,613
Other receivables	63,413	296,453
Inventory	13,847	27,440
Income taxes receivable	445,082	(100,203)
Prepaid and other current assets	108,878	(231,068)
Other assets	(18,920)	1,392
Accounts payable	552,979	(374,993)
Accrued expenses and other liabilities	(235,394)	(577,674)
Liabilities associated with leasing and exit activities	(94,643)	180,088
Deferred rent and other long-term liabilities	(87,064)	(65,488)
Total adjustments	2,754,260	2,457,474
Net cash provided by continuing operations	1,908,264	2,246,285
Net cash used in discontinued operations	(104,121)	(455,820)
Net cash provided by operating activities	1,804,143	1,790,465

Cash flows from investing activities:
Insurance proceeds received from involuntary disposals	--	54,731
Purchase of property and equipment	(1,640,857)	(2,762,320)
Proceeds from landlord for lease buildout	--	75,000
Proceeds from sale of property and equipment	7,024	--
Net cash used in continuing operations	(1,633,833)	(2,632,589)
Purchase of property and equipment	--	(15,250)
Business divestitures, net proceeds (sale of La Senorita)	--	2,557,603
Net cash provided by discontinued operations	--	2,542,353
Net cash used in investing activities	(1,633,833)	(90,236)

Cash flows from financing activities:
Borrowings under line of credit agreement	1,250,000	900,000
Payments under line of credit agreement	(2,000,000)	(3,250,000)
Issuance of common stock from treasury	277,972	--
Excess tax expense – stock-based compensation expense	(30,564)	(39,751)
Net cash used in financing activities	(502,592)	(2,389,751)

Net decrease in cash	(332,282)	(689,522)

Cash at beginning of period	719,944	879,206

Cash at end of period	$387,662	$189,684

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$145,553	$138,762
Income taxes	$275,418	$88,150
See accompanying notes to consolidated financial statements.

MEXICAN RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation

In the opinion of Mexican Restaurants, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the consolidated financial position as of October 3, 2010, and the consolidated statements of operations and cash flows for the 13-week and 39-week periods ended October 3, 2010 and September 27, 2009.  The consolidated statements of operations for the 13-week and 39-week periods ended October 3, 2010 and September 27, 2009 are not necessarily indicative of the results to be expected for the full year or any other interim period.  During the interim periods, we follow the accounting policies described in the notes to our consolidated financial statements in the Annual Report and Form 10-K for the year ended January 3, 2010 filed with the Securities and Exchange Commission on April 1, 2010.  Reference should be made to such consolidated financial statements for information on such accounting policies and further financial detail.

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

2.           Going Concern

As of October 3, 2010, we were out of compliance with certain of our debt covenants with Wells Fargo Bank.  Due to loan covenant defaults, the entire balance of $4.4 million revolving line of credit payable to Wells Fargo Bank is included in current liabilities.  If Wells Fargo Bank were to accelerate payment of the revolving line of credit payable and if we are not successful in raising additional operating capital, we would not have the ability to satisfy our liabilities in the normal course of business.  As a result of the foregoing circumstances, we believe there is substantial doubt about our ability to continue as a going concern.

3.            Income Taxes

In determining the provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates.  The impact of significant discrete items is separately recognized in the quarter in which they occur.

4.	Stock-Based Compensation

At October 3, 2010, we had one equity-based compensation plan from which stock-based compensation awards can be granted to eligible employees, officers and directors, known as the 2005 Long Term Incentive Plan.  A total of 425,000 shares have been authorized for issuance under this plan.  The Company’s 1996 Long Term Incentive Plan, its Stock Option Plan for Non-Employee Directors and its 1996 Manager’s Stock Option Plan have each terminated in accordance with its terms, but there are still options which remain exercisable under these plans until the earlier of ten years from the date of grant or no more than 90 days after the optionee ceases to be an employee of the Company.  These Company plans are described in more detail in Note 5 of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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

We receive a tax deduction for certain stock option exercises during the period in which the options are exercised.  These deductions are generally for the excess of the price for which the options were sold over the exercise prices of the options.  No stock options were exercised during the 13-week and 39-week periods ended October 3, 2010 and September 27, 2009.

5.           Loss per Share

Basic loss per share is based on the weighted average shares outstanding without any dilutive effects considered.  Diluted loss per share is calculated using the treasury stock method, which considers unrecognized compensation expense as well as the potential excess tax benefits that reflect the current market price and total compensation expense to be recognized. If the sum of the assumed proceeds, including the unrecognized compensation costs calculated under the treasury stock method, exceeds the average stock price, those options would be considered antidilutive and therefore excluded from the calculation of diluted income per share. For the 13-week and 39-week periods ended October 3, 2010, weighted-average shares outstanding, assuming dilution, excludes the impact of 1,072 and 1,242 common stock equivalents, respectively, due to our net loss position in those periods.  For the 13-week and 39-week periods ended September 27, 2009, weighted-average shares outstanding, assuming dilution, excludes the impact of 2,975 and 1,938 common stock equivalents, respectively, due to our net loss position in those periods.

6.           Long-term Debt

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

        As of October 3, 2010, we were in default of certain technical loan covenants on our revolving line of credit to Wells Fargo Bank.  Therefore the amount owing under this facility is reflected as a current liability in the accompanying Consolidated Balance Sheet as of October 3, 2010.

Wells Fargo is not accelerating the loan at this time, but reserves the right to accelerate the loan in the future after the giving of notice.  We will continue to work with Wells Fargo bank to meet compliance with future modified loan covenants.  There can be no assurance that Wells Fargo will in the future agree to modify or waive any of the loan covenants or waive any of its rights or remedies under the Credit Agreement.

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

7.           Related Party Transactions

Our Vice Chairman of the Board of Directors owns a Casa Olé franchise restaurant for which the Company receives royalties.  For the 13-week periods ended October 3, 2010 and September 27, 2009, the Company recognized royalty income of $5,527 and $5,660, respectively, related to this restaurant.  For the 39-week periods ended October 3, 2010 and September 27, 2009, the Company recognized royalty income of $16,863 and $17,908, respectively, related to this restaurant.

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

8.	Discontinued Operations

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

On April 7, 2009, we sold substantially all of the operating assets and liabilities of our La Senorita restaurant chain (consisting of five site locations) located in Michigan for $2,557,603 as adjusted under the terms of the purchase agreement.  For the 39-week period ended September 27, 2009, we recognized a gain on this sale of $386,502 net of allocated goodwill.  Proceeds from the sale were used to pay down long-term debt.  On January 24, 2009, we closed one underperforming Mission Burrito restaurant.  The results of operations for fiscal year 2009 for the La Senorita chain and the closed Mission Burrito restaurant have been reported as discontinued operations.  During the 39-week period ended September 27, 2009, we recognized income from discontinued operations of $36,021 from the sale of the chain and the closure of the Mission Burrito restaurant.  Restaurant closure expense of $190,941 for the 39-week period ended September 27, 2009, primarily reflect costs associated with the closure of the Mission Burrito restaurant.

9.           Fair Value of Measurements

The carrying amount of receivables, accounts payables and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of long-term debt is determined using current applicable rates for similar instruments and approximates the carrying value of such debt.

10.           Subsequent Events

On October 29, 2010, the Board of Directors of Mexican Restaurants, Inc. announced that its board of directors has approved the taking of definitive action to voluntarily delist its common stock on NASDAQ.  Subsequent to the delisting, the Company intends to deregister its common stock and suspend its reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).  The Company is taking these steps in order to avoid various public company costs, including Sarbanes-Oxley Act costs, that the Company believes disproportionately affect smaller publicly traded companies.  The Company intends to maintain a market in its common shares by having the shares listed on a quotation service that does not require an issuer to be registered with the Securities and Exchange Commission (“SEC”) such as the Pink Sheets, but currently has no arrangement for listing in place.  The Company is eligible to deregister its common stock under the Exchange Act because it has fewer than 300 shareholders of record.

Notwithstanding the deregistration, the Company will continue to maintain a system of internal controls over financial reporting to ensure the continuing accuracy and reliability of results of operations reported to its shareholders.  Following deregistration, the Company will no longer bear the financial burden of complying with the Exchange Act and the Sarbanes-Oxley Act of 2002, legal and auditor reviews of SEC disclosures, as well as accounting and other administrative expenses related to the Company’s NASDAQ listing and SEC reporting requirements.

The Board of Directors believe that the Company’s stockholders will be better served if the Company spends more of its financial resources and management’s time on the Company’s business without the substantial cost and time associated with having to comply with NASDAQ rules and SEC reporting obligations.  The Board of Directors’ determination to delist, deregister and suspend its public reporting obligations followed extensive deliberations of the advantages and disadvantages of no longer being a public reporting company and careful consideration of the recommendations of an independent board committee and the advice of the Company’s legal counsel and other outside advisors.  The Board of Directors and management believe that the expense reductions inherent in delisting and deregistering the common stock will benefit the Company and its shareholders.

On November 8, 2010, we closed one underperforming Tortuga Coastal Cantina restaurant.  We plan to renegotiate the terms of the lease related to this property with our landlord.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: national, regional or local economic and real estate conditions; inflation; increased food, labor and benefit costs; growth strategy; dependence on executive officers; geographic concentration; increasing susceptibility to adverse conditions in the region; changes in consumer tastes and eating and discretionary spending habits; the risk of food-borne illness; demographic trends; inclement weather; traffic patterns; the type, number and location of competing restaurants; the availability of experienced management and hourly employees; seasonality and the timing of new restaurant openings; changes in governmental regulations; dram shop exposure; the potential consequences of delisting and deregistering the Company’s stock; and other factors not yet experienced by the Company.  The use of words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our most recently filed Annual Report and Form 10-K that attempt to advise readers of the risks and factors that may affect our business.  We undertake no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein, to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

General

We operate and franchise Mexican-theme restaurants featuring various elements associated with the casual dining experience under the names Casa Olé, Monterey’s Little Mexico, Tortuga Coastal Cantina and Crazy Jose’s.  We also operate fast casual burrito restaurants under the name Mission Burrito.  At October 3, 2010, we operated 55 restaurants, franchised 16 restaurants and licensed one restaurant in various communities in Texas, Louisiana and Oklahoma.  During the second quarter of 2010 one underperforming Casa Olé franchise location was closed.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Due to the classification of the entire Wells Fargo revolving line of credit payable as a current liability and the right of Wells Fargo to accelerate the required payment of the debt, we do not show the ability to fully satisfy our liabilities in the normal course of business without raising additional capital.   At this time, it is not certain that we will be successful in raising sufficient additional operating capital and in restructuring our debt obligation.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon on our ability to obtain additional operating capital, restructure our debt obligations and attain profitability.

Results of Operations

Revenues.  Our restaurant revenues for the 13-week and 39-week periods of fiscal year 2010 decreased $0.6 million or 3.6% and $4.0 million or 7.3% to $16.5 and $50.2 million, respectively, compared with revenues of $17.1 and $54.2 million for the same respective periods in fiscal year 2009.  The decrease in restaurant revenues primarily reflects a decrease in same-store sales.  For the 13-week and 39-week periods ended October 3, 2010, Company-owned same-restaurant sales decreased approximately 4.5% and 7.9%, respectively.  Franchised-owned restaurant sales, as reported by franchisees, decreased approximately 3.1% and 7.0%, respectively, over the same respective periods in fiscal 2009.  We believe such decreases are a result of the continued weakness in the economy and its impact on consumers’ dining habits.

Costs and Expenses.  Costs of sales, consisting of food, beverage, liquor, supplies and paper costs, was 29.5% and 29.4% as a percentage of restaurant sales for the 13-week and 39-week periods of fiscal year 2010, respectively, compared with 29.0% and 28.5%, respectively, for the same respective periods of fiscal year 2009.  The increase reflects higher comparative dairy and produce costs.  In absolute dollars, cost of sales decreased $96,941 and $711,349, respectively, compared with the 13-week and 39-week periods of fiscal year 2009.

Labor and other related expenses for the 13-week and 39-week periods of fiscal 2010 increased as a percentage of restaurant sales 90 and 130 basis points to 35.0% and 34.5%, respectively, as compared with 34.1% and 33.2%, respectively, for the 13-week and 39-week periods of fiscal year 2009.   The increase reflects labor cost leverage that is lost when same-store sales decline.  The increase in labor also reflects our investment in the Starship Initiative, a program designed to retrain each restaurant’s staff to perform at a higher level of hospitality, service and food quality standards.  In absolute dollars, labor and other related expenses decreased $76,162 and $697,268, respectively, compared with the 13-week and 39-week periods of fiscal year 2009.

Restaurant operating expenses, which primarily include rent, property taxes, utilities, repair and maintenance, liquor taxes, property insurance, general liability insurance and advertising, increased as a percentage of restaurant sales 20 and 70 basis points to 26.1% and 26.0%, respectively, for the 13-week and 39-week periods of fiscal 2010 as compared with 25.9% and 25.3%, respectively, in the 13-week and 39-week periods of fiscal year 2009.  The increase reflects cost leverage that is lost when same-store sales decline.  Offsetting some of the increase, 13-week and 39-week period utilities and advertising expenses were approximately $87,000 and $405,000 lower, respectively, than the 13-week and 39-week periods of fiscal year 2009.  In absolute dollars, restaurant operating expenses decreased $114,475 and $647,088, respectively, compared with the 13-week and 39-week periods of fiscal year 2009.

General and administrative expenses consist of expenses associated with corporate and administrative functions that support restaurant operations.  As a percentage of total revenue, general and administrative expenses decreased 90 to 7.9% for the 13-week and 39-week periods of fiscal year 2010 as compared with 8.8% for the 13-week and 39-week periods of fiscal year 2009.  In absolute dollars, general and administrative costs decreased $214,168 and $833,223, respectively, compared with the 13-week and 39-week periods of fiscal year 2009.  General and administrative expenses decreased both as a percentage of total revenues and in absolute dollars due to the previously planned reductions in salaries, bonuses and most department expenses.

Depreciation and amortization expense include the depreciation of fixed assets and the amortization of intangible assets.  Depreciation and amortization expense increased as a percentage of total sales 0 and 30 basis points, respectively, to 5.1% for the 13-week and 39-week periods of fiscal year 2010 as compared with 5.1% and 4.8%, respectively, for the 13-week and 39-week periods in fiscal year 2009.  Such expense for the 13-week and 39-week periods of fiscal year 2010 were $43,239 and $75,063 lower, respectively, than for the 13-week and 39-week periods in fiscal year 2009.

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

The consolidated statements of operations for the 13-week and 39-week periods ended October 3, 2010, includes a separate line item for impairment and restaurant closure expense of $9,817 and $21,235, respectively, primarily related to two under-performing restaurants operating in the Houston area. The consolidated statements of operations for the 13-week and 39-week periods ended September 27, 2009, include a separate line item for impairment and restaurant closure expense of $116,937 and $354,168, respectively.  The impairments and closure expenses were primarily related to rent differential adjustments for two subleased restaurants located in Idaho, asset impairments for the corporate office, and to a lesser extent, two under-performing restaurants operating in the Houston area.

Loss on Involuntary Disposals.  The consolidated statements of operations for the 13-week and 39-week periods ended September 27, 2009 include a separate line item for a loss of $18,330 and $26,127 respectively.  The losses resulted from costs related to our Hurricane Ike insurance claim, partially offset by insurance proceeds received for the replacement of assets.

Loss on Sale of Property and Equipment.  The consolidated statements of operations for the 13-week and 39-week periods ended October 3, 2010 include a separate line item for a loss of $10,922 and $24,300, respectively, primarily related to the routine disposal of restaurant assets. The consolidated statements of operations for the 13-week and 39-week periods ended September 27, 2009 include a separate line item for a loss of $46,430 and $120,126, respectively, primarily related to the routine disposal of restaurant assets.

Other Income (Expense).   Net expense increased $15,781 to $48,094 in the 13-week period ended October 3, 2010 compared with a net expense of $32,313 in the 13-week period ended September 27, 2009.  Interest expense increased $14,765 to $54,635 in the 13-week period ended October 3, 2010 compared with interest expense of $39,870 in the 13-week period ended September 27, 2009.  Average debt was approximately $.8 million lower in the 13-week period of fiscal year 2010 compared with the 13-week period of fiscal year 2009.  The increase in interest expense reflects higher interest rates in the third quarter of fiscal year 2010 compared with interest rates in the third quarter of fiscal year 2009 offset by lower average debt outstanding for the 2010 third quarter.

Net expense increased $2,144 to $117,603 in the 39-week period ended October 3, 2010 compared with a net expense of $115,459 in the 39-week period ended September 27, 2009.  Interest expense increased $16,022 to $161,003 in the 39-week period ended October 3, 2010 compared with interest expense of $144,981 in the 39-week period ended September 27, 2009.  Average debt was approximately $1.55 million lower in the first three quarters of fiscal year 2010 compared with the first three quarters of 2009.  The increase in interest expense reflects higher interest rates in the first three quarters of fiscal year 2010 compared with interest rates in the first three quarters of fiscal year 2009 offset by lower average debt outstanding for the first three quarters of 2010.

Income Taxes.  Our effective tax rate from continuing operations for the 13-week period ended October 3, 2010 was a benefit of 20.5% as compared to a benefit of 57.1% for the 13-week period ended September 27, 2009.  The decrease in the effective rate is attributed primarily to an increase in permanent differences related to the true-up of the 2009 tax provision for the 13-week period ended October 3, 2010.

Our effective tax rate from continuing operations for the 39-week period ended October 3, 2010 was a benefit of 34.2% as compared to a benefit of 59.2% for the 39-week period ended September 27, 2009.  The decrease in the effective rate is attributed primarily to an increase in permanent differences related to the true-up of the 2009 tax provision for the 39-week period ended October 3, 2010.  Our effective tax rate from discontinued operations for the 39-week period ended October 3, 2010 was a benefit of 42.9% as compared to an expense of 121.4% for the 39-week period ended September 27, 2009.  The decrease in the effective rate is attributed primarily to income tax expense in 2009 related to the sale of our La Senorita chain in Michigan and a capital loss related to the La Senorita sale that was fully reserved.

Discontinued Operations.  During the first quarter of fiscal year 2010, we recognized $181,543 of restaurant closure expense related to a previously subleased restaurant.

On April 7, 2009, we sold substantially all of the operating assets and liabilities of our La Senorita restaurant chain (consisting of five site locations) located in Michigan for $2,557,603 as adjusted under the terms of the purchase agreement.  For the 39-week period ended September 27, 2009, we recognized a gain on this sale of $386,502 net of allocated goodwill.  Proceeds from the sale were used to pay down long-term debt.  On January 24, 2009, we closed one underperforming Mission Burrito restaurant.  The results of operations for fiscal year 2009 for the La Senorita chain and the closed Mission Burrito restaurant have been reported as discontinued operations.  During the 39-week period ended September 27, 2009, we recognized income from discontinued operations of $36,021 from the sale of the chain and the closure of the Mission Burrito restaurant.  Restaurant closure expense of $190,941 for the 39-week period ended September 27, 2009, primarily reflect costs associated with the closure of the Mission Burrito restaurant.

Liquidity and Capital Resources

We financed our capital expenditure requirements for the 39-week period ended October 3, 2010 primarily from our operating cash flows.  In the 39-week period of fiscal year 2010, we had cash flows provided by operating activities of approximately $1.8 million, compared with cash flows provided by operating activities of approximately $1.8 million in the comparable 39-week period of fiscal year 2009.  During the 39-week period ended October 3, 2010, we made draws of $1.25 million and payments of $2.0 million on our line of credit.  Proceeds from the sale of common stock from Treasury and amended prior year federal tax returns contributed to the amount paid on the line of credit.  As of October 3, 2010, we had a working capital deficit of approximately $6.2 million compared with a working capital deficit of approximately $700,000 at January 3, 2010.

Our principal capital requirements are the funding of routine capital expenditures and remodeling of units.  During the 39-week period ended October 3, 2010, total cash used for capital requirements, net of proceeds from sale of property and equipment, was $1,633,833, all used for continuing operations.   Total cash used for capital requirements included $1,617,091 spent for routine capital expenditures and $23,766 for the remodel of the new corporate office space.  We received $7,024 for the sale of miscellaneous restaurant equipment.  We do not plan to open any new restaurants during the remainder of fiscal year 2010.  We anticipate that we will spend approximately $335,000 for capital expenditures on current facilities during the remainder of fiscal year 2010.

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

                As of October 3, 2010, we were in default of certain technical loan covenants on our revolving line of credit to Wells Fargo Bank.  Therefore the amount owing under this facility is reflected as a current liability in the accompanying Consolidated Balance Sheet as of October 3, 2010.

Wells Fargo is not accelerating the loan at this time, but reserves the right to accelerate the loan in the future after the giving of notice.  We will continue to work with Wells Fargo bank to meet compliance with future modified loan covenants.  There can be no assurance that Wells Fargo will in the future agree to modify or waive any of the loan covenants or waive any of its rights or remedies under the Credit Agreement.

As of October 3, 2010, we had $387,662 in cash and cash equivalents on hand.  We currently plan to use the cash balance and any cash generated from operations for our working capital needs in fiscal 2010.  If Wells Fargo were to accelerate the revolving credit payable, we would need additional financing and we do not currently have a source for such financing.

As of October 3, 2010, we were out of compliance with certain of our debt covenants with Wells Fargo Bank.  Due to loan covenant defaults, the entire balance of $4.4 million revolving line of credit payable to Wells Fargo Bank is included in current liabilities.  If Wells Fargo Bank were to accelerate payment of the revolving line of credit payable and if we are not successful in raising additional operating capital, we would not have the ability to satisfy our liabilities in the normal course of business.  As a result of the foregoing circumstances, we believe there is substantial doubt about our ability to continue as a going concern.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to outstanding bank debt. At October 3, 2010, there was $4.4 million outstanding under the Wells Fargo revolving credit facility which currently bears interest at 325 basis points (depending on leverage ratios) over LIBOR.  Should interest rates based on these borrowings increase by one percentage point, estimated quarterly interest expense would increase by approximately $11,000.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

As of October 3, 2010, we were out of compliance with certain of our debt covenants with Wells Fargo Bank.  Therefore, we have included a Going Concern risk factor as follows.

Going Concern

As shown in the accompanying financial statements, we have incurred operating losses in the current and prior two fiscal years and, due to loan covenant defaults under our Wells Fargo Credit Agreement, the entire balance of $4.4 million revolving line of credit payable to Wells Fargo is included in current liabilities.  If Wells Fargo were to accelerate payment of the revolving line of credit payable and if we are not successful in raising additional operating capital, we would not have the ability to satisfy our liabilities in the normal course of business.  As a result of the foregoing circumstances, we believe there is substantial doubt about our ability to continue as a going concern.

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

Mexican Restaurants, Inc.

Dated: November 17, 2010	By: /s/ Curt Glowacki
Curt Glowacki
Chief Executive Officer
(Principal Executive Officer)

Dated: November 17, 2010	By: /s/ Andrew J. Dennard
Andrew J. Dennard
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)